Form 10-Q
period 2017-09-30
Switch, Inc.
filed 2017-11-14
CIK 1710583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number 001-38231

Switch, Inc. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	82-1883953 (IRS Employer Identification No.)
7135 S. Decatur Boulevard Las Vegas, NV (Address of principal executive offices)	89118 (Zip code)

(702) 444-4111
(Registrant's telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer" "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒
As of November 10, 2017, the registrant had 35,937,500 share of Class A common stock, 173,624,316 shares of Class B common stock, and 42,944,647 shares of Class C common stock outstanding.

Table of Contents

Switch, Inc.

Part I.	Financial Information

Item 1.	FINANCIAL STATEMENTS
l
SWITCH, INC.
BALANCE SHEETS

	September 30, 2017	June 13, 2017
(unaudited)

TOTAL ASSETS	$—	$—

Commitments and contingencies (Note 5)

STOCKHOLDER'S EQUITY

Common stock, $0.001 par value per share, 1,000,000 shares authorized, one share and none issued and outstanding as of September 30, 2017 and June 13, 2017, respectively	$—	$—
Total stockholder's equity	$—	$—

The accompanying notes are an integral part of these balance sheets.

SWITCH, INC.
NOTES TO BALANCE SHEETS
(unaudited)
1. Organization
Organization
Switch, Inc. was formed as a Nevada corporation on June 13, 2017. Switch, Inc. was formed for the purpose of completing an initial public offering ("IPO") and related transactions in order to carry on the business of Switch, Ltd. and its subsidiaries. As the manager of Switch, Ltd., Switch, Inc. is expected to operate and control all of the business and affairs of Switch, Ltd., and through Switch, Ltd. and its subsidiaries, continue to conduct the business now conducted by these subsidiaries.
Initial Public Offering
On October 11, 2017, Switch, Inc. completed its IPO of 35,937,500 shares of Class A common stock at a public offering price of $17.00 per share. Switch, Inc. received $577.3 million in proceeds, net of underwriting discounts and commissions, but before offering expenses of $4.1 million, which Switch, Inc. used to purchase 35,937,500 newly issued common units of Switch, Ltd. ("Common Units"), at a price per Common Unit equal to the IPO price per share of Class A common stock, less underwriting discounts and commissions. As a result of the IPO, Rob Roy, the Founder, Chief Executive Officer and Chairman of Switch, Ltd., and an affiliated entity of Mr. Roy (collectively, the "Founder Members") collectively control approximately 67.2% of the combined voting power of Switch, Inc.'s common stock as a result of their ownership of Switch, Inc.'s Class C common stock, each share of which is entitled to 10 votes on all matters submitted to a vote of Switch, Inc.'s stockholders.
Subsequent to the IPO and the Transactions, as defined below, Switch, Inc.'s sole assets are Common Units of Switch, Ltd. Switch, Inc. is the sole manager of Switch, Ltd. As a result, beginning in the fourth quarter of 2017, Switch, Inc. will consolidate the financial results of Switch, Ltd. and report a non-controlling interest in its consolidated financial statements.
See Note 6 — Subsequent Events below for further description of the IPO and the Transactions.
2. Summary of Significant Accounting Policies
Basis of Presentation and Accounting
The balance sheets are presented in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Separate statements of income, comprehensive income, changes in stockholder's equity, and cash flows have not been presented as Switch, Inc. did not engage in any business activities prior to the IPO except for the issuance of one share as described in Note 3 — Stockholder's Equity.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.
3. Stockholder's Equity
As of September 30, 2017, Switch, Inc. was authorized to issue 1,000,000 shares of common stock, par value $0.001 per share. One share was issued and outstanding as of September 30, 2017.
On October 5, 2017, in connection with the Transactions, Switch, Inc. amended and restated its articles of incorporation to authorize: (i) 750,000,000 shares of Class A common stock, par value $0.001 per share, (ii) 300,000,000 shares of Class B common stock, par value $0.001 per share, (iii) 75,000,000 shares of Class C common stock, par value $0.001 per share, and (iv) 10,000,000 shares of blank check preferred stock. The shares of Class B common stock and Class C common stock are held by the holders of Common Units other than Switch, Inc. (the "Continuing Members"). The shares of Class B common stock are held by the Continuing Members, other than the Founder Members (the "Non-Founder Members") and entitle the holders to one vote per share on matters submitted to a vote of Switch, Inc.'s stockholders. The shares of Class C common stock are held by the Founder Members and entitle the holders to 10 votes per share on matters submitted to a vote of Switch, Inc.'s stockholders.

4. Switch, Inc. 2017 Incentive Award Plan
On September 22, 2017, Switch, Inc.'s Board of Directors adopted the 2017 Incentive Award Plan ("2017 Plan"). The 2017 Plan provides that the initial aggregate number of shares of Class A common stock reserved and available for issuance be 25,000,000 shares of Class A common stock plus an increase each January 1, beginning on January 1, 2018 and ending on and including January 1, 2027, equal to the lesser of (A) 17,000,000 shares of Class A common stock, (B) 5% of the aggregate number of shares of Switch, Inc.'s Class A common stock, Class B common stock and Class C common stock outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares of Class A common stock as is determined by the Board of Directors. This number is subject to adjustment in the event of a stock split, stock dividend or other defined changes in Switch, Inc.'s capitalization. The 2017 Plan was effective as of its adoption date. Switch, Inc.'s sole stockholder approved the 2017 Plan on September 22, 2017.
All awards granted under the 2017 Plan are intended to be treated as (i) stock options, including incentive stock options, (ii) stock appreciation rights, (iii) non-statutory stock options under the Internal Revenue Code of 1986, as amended, (iv) restricted stock, (v) restricted stock units, or (vi) other stock or cash based awards as may be determined by the plan's administrator from time to time. The term of each option award shall be no more than 10 years from the date of grant. Options exercised under the 2017 Plan provide the purchaser with full rights equivalent to those of existing Class A common stock holders and holders as of the date of exercise.
On September 22, 2017, Switch, Inc.'s Board of Directors approved a grant of stock options under the 2017 Plan effective immediately following the determination of the public offering price per share of the Class A common stock in the IPO. These options covered an aggregate of 5,724,896 shares of Class A common stock, which number was calculated based on the actual per share IPO price of Switch, Inc.'s Class A common stock. Each stock option has an exercise price per share equal to the IPO price of a Class A common stock as set forth in the final prospectus for Switch, Inc.'s IPO, dated October 5, 2017, filed with the Securities and Exchange Commission (the "SEC") on October 10, 2017 pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the "Prospectus"). Of these options granted, options covering 5,626,470 shares of Class A common stock were vested in full as of the date of the Prospectus.
5. Commitments and Contingencies
Cobalt Litigation
On September 7, 2017, Switch, Inc. and Switch, Ltd. (collectively, the "Defendants"), were named in a lawsuit filed in the U.S. District Court for the District of Nevada by V5 Technologies d/b/a Cobalt Data Centers. The Defendants were served on September 13, 2017. The lawsuit alleges, among other things, that the Defendants have monopolized the Las Vegas Metropolitan area of Southern Nevada's data center colocation market and have engaged in unfair business practices leading to the failure of Cobalt Data Centers in 2015. The Defendants have retained outside counsel and are vigorously pursuing their rights and interests. The outcome of the Defendants' legal proceedings is inherently unpredictable, subject to significant uncertainties, and could be material to Switch, Inc.'s financial condition, results of operations, and cash flows for a particular period. For the pending matter described above, it is not possible to estimate the reasonably possible loss or range of loss.
6. Subsequent Events
Subsequent events through November 14, 2017, the date on which the balance sheets were available to be issued, were evaluated by Switch, Inc. to determine the need, if any, for recognition or disclosure in its balance sheets.
Organizational Transactions
On October 11, 2017, Switch, Inc. completed its IPO of 35,937,500 shares of its Class A common stock at a public offering price of $17.00 per share, which included 4,687,500 shares of Class A common stock pursuant to the underwriters' option to acquire additional shares of Class A common stock. Switch, Inc. received approximately $577.3 million in proceeds, net of underwriting discounts and commissions. In connection with the closing of the IPO, Switch, Inc. and Switch, Ltd. consummated the following organizational transactions (the "Transactions"):

•
Switch, Ltd. adopted and approved the Fifth Amended and Restated Operating Agreement of Switch, Ltd. (the "Switch Operating Agreement"), which amended and restated Switch, Ltd.'s prior operating agreement to, among other things, convert all incentive units in Switch, Ltd. into Common Units and to appoint Switch, Inc. as the sole manager of Switch, Ltd.;

•	Switch, Inc. amended and restated its articles of incorporation to, among other things, provide for Class A common stock, Class B common stock and Class C common stock;

•
Switch, Inc. issued shares of its Class B common stock to the Non-Founder Members on a one-to-one basis with the number of Common Units they owned, for nominal consideration, and shares of its Class C common stock to the Founder Members on a one-to-one basis with the number of Common Units they own, for nominal consideration;

•
Switch, Inc. issued and sold 35,937,500 shares of its Class A common stock in exchange for net proceeds of approximately $577.3 million, after deducting underwriting discounts and commissions but before offering expenses of $4.1 million;

•
Switch, Inc. used all of the net proceeds from the IPO to acquire Common Units from Switch, Ltd. at a purchase price per Common Unit equal to the initial public offering price of Class A common stock, less underwriting discounts and commissions, collectively representing 14.2% of Switch, Ltd.'s outstanding Common Units;

•
the Continuing Members continued to own the Common Units they received in connection with the conversion of their existing membership interests in Switch, Ltd. into Common Units and have no economic interests in Switch, Inc. despite their ownership of Class B common stock or Class C common stock, where "economic interests" means the right to receive any distributions or dividends, whether cash or stock, in connection with common stock; and

•
Switch, Inc. entered into (i) a Tax Receivable Agreement with Switch, Ltd. and the Continuing Members and (ii) an Amended and Restated Registration Rights Agreement with the Continuing Members who, upon the completion of the IPO, own an aggregate of 216,568,963 shares of Switch, Inc.'s Class B common stock and Class C common stock, representing approximately 94.4% of the combined voting power of all of Switch, Inc.'s common stock. Although the actual timing and amount of any payments that Switch, Inc. makes to the Continuing Members under the Tax Receivable Agreement will vary, management expects those payments will be significant.

Common Units are redeemable at the election of the Continuing Members for newly issued shares of Class A common stock on a one-to-one basis (and such Continuing Members' shares of Class B common stock or Class C common stock, as the case may be, will be canceled on a one-to-one basis upon any such issuance). Switch, Inc. has the option to instead make a cash payment equal to a volume weighted average market price of one share of Class A common stock for each Common Unit redeemed (subject to customary adjustments, including for stock splits, stock dividends and reclassifications) in accordance with the terms of the Switch Operating Agreement. Switch, Inc.'s decision to make a cash payment upon a Continuing Member's election will be made by its independent directors (within the meaning of the rules of the New York Stock Exchange ("NYSE")) who are disinterested.
Switch, Inc.'s corporate structure following the IPO, as described above, is commonly referred to as an "Up-C" structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up-C structure allows the Continuing Members to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or "passthrough" entity, for income tax purposes following the offering. One of these benefits is that future taxable income of Switch, Ltd. that is allocated to the Continuing Members will be taxed on a flow-through basis and therefore will not be subject to corporate taxes at the entity level. Additionally, because the Continuing Members may redeem their Common Units for shares of Switch, Inc.'s Class A common stock or, at Switch, Inc.'s option, for cash, the Up-C structure also provides the Continuing Members with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded.
Switch, Inc. receives the same benefits as the Continuing Members on account of its ownership of Common Units in an entity treated as a partnership, or "passthrough" entity, for income tax purposes. As Switch, Inc. redeems additional Common Units from the Continuing Members under the mechanism described above, Switch, Inc. will obtain a step-up in tax basis in its share of Switch, Ltd.'s assets. This step-up in tax basis will provide Switch, Inc. with certain tax benefits, such as future depreciation and amortization deductions that can reduce the taxable income allocable to Switch, Inc. Switch, Inc. entered into the Tax Receivable Agreement with Switch, Ltd. and each of the Continuing Members that provides for the payment by it to the Continuing Members of 85% of the amount of tax benefits, if any, that it actually realizes (or in some cases are deemed to realize) as a result of (i) increases in tax basis resulting from the redemption of Common Units and (ii) certain other tax benefits attributable to payments made under the Tax Receivable Agreement.
As a result of the Transactions, including the IPO and the underwriters' exercise of their option to acquire additional shares of Class A common stock:

•	Switch, Inc. is a holding company and its principal asset is Switch, Ltd.'s Common Units;

•	Switch, Inc. is the sole manager of Switch, Ltd. and controls the business and affairs of Switch, Ltd. and its subsidiaries;

•
Switch, Inc.'s amended and restated articles of incorporation and the Switch Operating Agreement requires that (i) Switch, Inc. at all times maintain a ratio of one Common Unit owned by Switch, Inc. for each share of Class A common stock issued by Switch, Inc. (subject to certain exceptions for treasury shares and shares underlying certain convertible or exchangeable securities), and (ii) Switch, Ltd. at all times maintain (x) a one-to-one ratio between the number of shares of Class A common stock issued by Switch, Inc. and the number of Common Units owned by Switch, Inc., (y) a one-to-one ratio between the number of shares of Class B common stock owned by the Non-Founder Members and the number of Common Units owned by the Non-Founder Members, and (z) a one-to-one ratio between the number of shares of Class C common stock owned by the Founder Members and the number of Common Units owned by the Founder Members;

•
Switch, Inc. owns 35,937,500 Common Units representing 14.2% of the economic interest in Switch, Ltd., where "economic interests" means the right to receive any distributions, whether cash, property or securities of Switch, Ltd., in connection with Common Units;

•
the purchasers in the IPO (i) own 35,937,500 shares of Class A common stock, representing approximately 5.6% of the combined voting power of all of Switch, Inc.'s common stock, (ii) own 100% of the economic interest in Switch, Inc., and (iii) through Switch, Inc.'s ownership of Common Units, indirectly hold approximately 14.2% of the economic interest in Switch, Ltd.;

•
the Non-Founder Members own (i) 173,624,316 Common Units, representing approximately 68.8% of the economic interest in Switch, Ltd., and (ii) through their ownership of Class B common stock, approximately 27.2% of the voting power in Switch, Inc.;

•
the Founder Members own (i) 42,944,647 Common Units, representing 17.0% of the economic interest in Switch, Ltd. and (ii) through their ownership of Class C common stock, approximately 67.2% of the voting power in Switch, Inc.; and

•
the Continuing Members collectively (i) own Class B common stock and Class C common stock representing approximately 94.4% of the combined voting power of all of Switch, Inc.'s common stock, and (ii) own 85.8% of the economic interest in Switch, Ltd., representing a direct interest through the Continuing Members' ownership of Common Units.

As the sole manager of Switch, Ltd., Switch, Inc. operates and controls all of the business and affairs of Switch, Ltd. and, through Switch, Ltd. and its subsidiaries, conducts Switch, Inc.'s business. Although Switch, Inc. has a minority economic interest in Switch, Ltd., it has the sole voting interest in, and controls the management of, Switch, Ltd., and has the obligation to absorb losses of, and receive benefits from, Switch, Ltd. that could be significant. As a result, Switch, Inc. has determined that Switch, Ltd. is a variable interest entity ("VIE") and that Switch, Inc. is the primary beneficiary of Switch, Ltd. Accordingly, pursuant to the VIE accounting model, beginning in the fourth quarter of 2017, Switch, Inc. will consolidate Switch, Ltd. in its consolidated financial statements and will report a non-controlling interest related to the Common Units held by the Continuing Members on its consolidated financial statements. Switch, Inc. has a board of directors and executive officers, but has no employees. The functions of all of Switch, Inc.'s employees reside at Switch, Ltd.
Stock Option Grants
On October 5, 2017, Switch, Inc. granted 5,724,896 stock options with an exercise price of $17.00, the public offering price per share of the Class A common stock in the IPO. Of these options, options covering 5,626,470 shares of Class A common stock were vested in full as of the date of grant. Total stock-based compensation cost related to the stock options is $28.6 million based on the estimated grant date fair value using a Black-Scholes option-pricing model.

SWITCH, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except for members' equity units)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$7,992	$22,713
Accounts receivable, net of allowance of $429 and $340, respectively	13,725	9,131
Prepaid expenses	4,087	3,921
Other current assets	9,597	2,052
Total current assets	35,401	37,817
Property and equipment, net	1,072,823	874,259
Long term deposit	4,262	4,440
Investments	—	169
Other assets	11,894	4,330
TOTAL ASSETS	$1,124,380	$921,015

LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES:
Long term debt, current portion	$5,194	$14,330
Accounts payable	19,516	1,663
Accrued expenses	17,750	13,127
Accrued construction payables	16,669	47,528
Accrued Michigan building and land purchase	22,589	23,916
Accrued impact fee expense	—	27,018
Deferred revenue, current portion	9,890	7,157
Customer deposits	7,939	6,939
Capital lease obligations, current portion	3,500	4,000
Total current liabilities	103,047	145,678
Long term debt, net	818,865	457,737
Capital lease obligations	19,466	19,466
Accrued interest, capital lease obligations	1,981	2,070
Deferred revenue	19,301	17,701
TOTAL LIABILITIES	962,660	642,652
Commitments and contingencies (Note 7 and Note 9)
MEMBERS' EQUITY:
Members' equity, 225,000,000 units authorized; 200,750,505 and 198,866,680 units issued and outstanding, respectively	161,627	279,056
Accumulated other comprehensive gain (loss)	93	(693)
TOTAL MEMBERS' EQUITY	161,720	278,363
TOTAL LIABILITIES AND MEMBERS' EQUITY	$1,124,380	$921,015

The accompanying notes are an integral part of these consolidated financial statements.

SWITCH, LTD. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the Three and Nine Months Ended September 30, 2017
(in thousands, except for members' equity units and net income per unit)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$97,689	$81,666	$278,947	$236,464
Cost of revenue	50,744	47,029	144,575	125,389
Gross profit	46,945	34,637	134,372	111,075
Selling, general and administrative expense	21,494	18,225	60,941	52,508
Income from operations	25,451	16,412	73,431	58,567
Other income (expense):
Interest expense, including $403, $266, $901 and $740, respectively, in amortization of debt issuance costs	(8,856)	(2,273)	(17,789)	(6,850)
Equity in net losses of investments	(221)	(1,260)	(955)	(3,814)
Loss on extinguishment of debt	—	—	(3,565)	—
Gain on lease termination	—	2,801	—	2,801
Other	112	246	644	436
Total other income (expense)	(8,965)	(486)	(21,665)	(7,427)
Net income	$16,486	$15,926	$51,766	$51,140

Net income per unit:
Basic	$0.08	$0.08	$0.26	$0.26
Diluted	$0.08	$0.08	$0.25	$0.25

Weighted-average units used in computing net income per unit:
Basic	200,746,690	199,108,842	200,415,541	199,328,865
Diluted	208,972,744	204,244,558	207,395,818	203,490,593

Other comprehensive income:
Foreign currency translation adjustments	221	293	786	316
Comprehensive income	$16,707	$16,219	$52,552	$51,456

The accompanying notes are an integral part of these consolidated financial statements.

SWITCH, LTD. AND SUBSIDIARIES
Consolidated Statement of Members' Equity
(in thousands, except for members' equity units)
(unaudited)

	Members' Equity Units	Members' Equity	Accumulated Other Comprehensive Gain (Loss)	Total Members' Equity
Balance - December 31, 2016	198,866,680	$279,056	$(693)	$278,363
Net income	—	51,766	—	51,766
Distributions	—	(174,235)	—	(174,235)
Equity-based compensation expense	—	3,764	—	3,764
Common units awarded	150,880	1,115	—	1,115
Incentive units vested	1,676,325	—	—	—
Issuance of membership units upon exercise of unit options	56,620	161	—	161
Foreign currency translation adjustments	—	—	786	786
Balance - September 30, 2017	200,750,505	$161,627	$93	$161,720

The accompanying notes are an integral part of these consolidated financial statements.

SWITCH, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,766	$51,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	64,676	47,589
Loss on disposal of property and equipment	24	718
Amortization of debt issuance costs	901	740
Bad debts	172	37
Loss on extinguishment of debt	2,065	—
Equity in losses on investments	955	3,814
Equity-based compensation	4,879	4,912
Changes in operating assets and liabilities:
Accounts receivable	(3,363)	(300)
Prepaid expenses	(166)	(378)
Other current assets	(124)	664
Other assets	(748)	(258)
Accounts payable	1,904	779
Accrued interest, capital lease obligations	(89)	74
Accrued expenses	4,622	9,356
Accrued impact fee expense	(27,018)	—
Deferred revenue	4,333	682
Customer deposits	1,000	843
Net cash provided by operating activities	105,789	120,412
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(284,011)	(190,504)
Acquisition of intangible asset	(32)	—
Escrow deposit	(7,632)	—
Proceeds from sale of property and equipment	100	—
Proceeds from notes receivable	211	445
Purchase of notes receivable	—	(2,500)
Purchase of investments	—	(1,500)
Purchase of Portfolio Energy Credits	(64)	—
Net cash used in investing activities	(291,428)	(194,059)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	976,000	114,000
Repayment of borrowings, including capital lease obligations	(621,300)	(7,500)
Debt issuance costs on new loan	(8,826)	(1,005)
Deferred offering costs paid	(893)	—
Taxes paid for net settlement of exercised options	—	(290)
Cash distributions	(174,063)	(24,212)
Repurchase of member options	—	(11,734)
Net cash provided by financing activities	170,918	69,259
NET DECREASE IN CASH	(14,721)	(4,388)
CASH - Beginning of period	22,713	14,192
CASH - End of period	$7,992	$9,804

SWITCH, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$16,843	$5,816

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
(Decrease) increase in liabilities incurred to acquire property and equipment	$(19,412)	$17,433
Increase in liabilities incurred related to deferred offering costs	$3,237	$—
Forgiveness of note receivable in exchange for capital lease asset	$—	$2,100
Distributions declared but not paid	$6,219	$659
Net settlement of outstanding vested options	$—	$744
Distributions used for payment of option loans and related interest	$172	$8
Reimbursement of costs in property and equipment related to Substation Agreement	$1,235	$—
Reimbursement of costs in long-term deposits related to Substation Agreement	$178	$—

The accompanying notes are an integral part of these consolidated financial statements.

SWITCH, LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
1. Nature of Operations
Business Activities
Switch, Ltd. ("Switch") and its subsidiaries (collectively, the "Company") are limited liability companies that provide colocation space and related services to global enterprises, financial companies, government agencies, and others that conduct critical business on the internet. The Company develops and operates data centers in Nevada, which are Tier IV Gold certified, and Michigan, and is developing data centers in Georgia, delivering redundant services with low latency and super capacity transport environments.
2. Summary of Significant Accounting Policies
Basis of Presentation and Accounting
The accompanying consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America ("GAAP"), and include the accounts of the Company. All significant intercompany transactions and balances have been eliminated.
Unaudited Interim Financial Information
The accompanying interim consolidated balance sheet as of September 30, 2017, the interim consolidated statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016, the interim consolidated statement of members' equity and of cash flows for the nine months ended September 30, 2017, and the consolidated financial data disclosed in these notes as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 are unaudited. The unaudited interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of these interim consolidated financial statements. The consolidated results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017, or for any other future annual or interim period. These interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related notes for the year ended December 31, 2016 included in the Prospectus.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for doubtful accounts, collectability of notes receivable, useful lives of property and equipment, equity-based compensation, deferred revenue, fair value of leased property at inception of lease term, fair value of deliverables under multiple element arrangements, probability assessments of exercising renewal options on leases and other than temporary impairments on investments. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable.
Cash
The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2017 and December 31, 2016.
Investments
The Company's investments in entities where it holds at least a 20% ownership interest and has the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. The Company's share of the investee's results of operations is included in equity in (losses) net earnings of investments and foreign currency translation adjustments, as applicable, are included in other comprehensive income with a corresponding adjustment to its investment. The Company discontinues applying the equity method of accounting when the investment is reduced to zero. If the investee subsequently reports net income or other comprehensive income, the Company resumes applying the equity method of accounting only after its share of unrecognized net income and other comprehensive income, respectively, equals the share of losses not recognized during the period the equity method of accounting was suspended. The Company gives precedence to other comprehensive income and losses when determining whether to resume applying the equity method of accounting. Investments in entities where the Company holds less than a 20% ownership interest are generally accounted for using the cost method of accounting.

In addition, the Company reviews its relationships with other entities to identify whether they are variable interest entities and to assess whether the Company is the primary beneficiary of such entity. If the determination is made that the Company is the primary beneficiary, then the entity is consolidated.
Fair Value Measurements
Financial assets and liabilities are recorded at fair value. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The accounting guidance establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Derivative Financial Instruments
A derivative is a financial instrument whose value changes in response to an underlying variable, requires little or no initial net investment and is settled at a future date. Derivatives are initially recognized at fair value on the date on which the derivatives are entered into and subsequently re-measured at fair value.
Embedded derivatives included in hybrid instruments are treated and disclosed as separate derivatives when their economic characteristics and risks are not closely related to those of the host contract, the terms of the embedded derivative are the same as those of a stand-alone derivative and the combined contract is not measured at fair value through earnings. The financial host contracts are accounted for and measured using the applicable GAAP of the relevant financial instrument category.
The method of recognizing fair value gains and losses depends on whether the derivatives are designated as hedging instruments, and if so, the nature of the hedge relationship. All gains and losses from changes in the fair values of derivatives that do not qualify for hedge accounting are recognized immediately in earnings. As of September 30, 2017 and December 31, 2016, the Company's identified embedded derivative does not qualify for hedge accounting (Note 5).
During the nine months ended September 30, 2017, the Company entered into an agreement for the purchase of electricity (Note 9). The accounting guidance for derivative instruments provides a scope exception for commodity contracts that meet the normal purchase and sales criteria specified in the standard. The normal purchases and normal sales exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that are designated as normal purchases and normal sales are not recorded on the consolidated balance sheets at fair value.
Concentration of Credit and Other Risks
Although the Company operates primarily in Nevada, realization of its customer accounts receivable and its future operations and cash flows could be affected by adverse economic conditions, both regionally and elsewhere in the United States. During the three months ended September 30, 2017 and 2016, the Company's largest customer and its affiliates comprised 12% and 13%, respectively, of the Company's revenue. During the nine months ended September 30, 2017 and 2016, the Company's largest customer and its affiliates comprised 10% and 14%, respectively, of the Company's revenue. No single customer accounted for 10% or more of accounts receivable as of September 30, 2017 or December 31, 2016.
The Company generally carries cash on deposit with financial institutions in excess of federally insured limits.
Through May 31, 2017, the Company was also exposed to a limited extent, to a risk of unfavorable price increases from its principal provider of power, Nevada Power Company dba NV Energy ("NV Energy"), whose rates are set by and services are regulated by the Public Utilities Commission of Nevada ("PUCN"). On June 1, 2017, the Company became an unbundled purchaser of energy in Nevada.
Accounts Receivable
Customer receivables are non-interest bearing and the Company generally does not request collateral from its customers, however, it usually obtains a lien or other security interest in certain customers' equipment placed in the Company's data center, and/or obtains a deposit. In the event collection is not reasonably assured at inception of a contract, recognition of related revenue is deferred generally until receipt of cash payment. The Company maintains an allowance for doubtful accounts for estimated losses up to the full amount of invoices based on the age of the invoices. If the financial condition of the Company's customers were to deteriorate or if they became insolvent, resulting in an impairment of their ability to make payments, greater allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and current economic news and trends, historical bad debt, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the Company's reserves. Delinquent account balances are written-off after management has determined the likelihood of collection is not probable. The Company recorded bad debt expense (recovery) of $167,000 and $(223,000) for the three months ended September 30, 2017 and 2016, respectively, and $172,000 and $37,000 for the nine months ended September 30, 2017 and 2016, respectively.
Notes Receivable
Notes receivable are recorded at amortized cost using the interest method. The Company evaluates the collectability of both principal and interest based on an assessment of any significant changes in the amount and timing of the expected future cash flows. As of December 31, 2016, the Company fully impaired the carrying value of its notes receivable (Note 5).
Internal Use Software
The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. Capitalized software costs placed into service are included in computer equipment, furniture and fixtures within property and equipment, net on the consolidated balance sheets and are amortized on a straight-line basis over a three-year period. Software costs that do not meet capitalization criteria are expensed immediately. The Company capitalized internal use software costs of $70,000 and $473,000, respectively, during the three months ended September 30, 2017 and 2016, and $1.2 million and $670,000 during the nine months ended September 30, 2017 and 2016, respectively.
Property and Equipment
Property and equipment is stated at cost. Depreciation and amortization of property and equipment is computed using the straight-line method over the estimated useful lives of the respective assets. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operations. Costs of repairs and maintenance are expensed as incurred. For assets held under capital leases, the estimated useful lives are limited to the shorter of the useful life of the asset or the term of the lease, including renewal option periods if exercise is intended (Note 7). Amortization of assets that are recorded under capital leases is included in depreciation expense. For assets used in data center operations, the related depreciation and amortization are included in cost of revenue.
The Company's estimated useful lives of its property and equipment are as follows (in years):

Assets	Estimated Useful Lives
Land improvements, buildings and building improvements	20-40
Substation equipment	30
Data center equipment	5-10
Vehicles	7
Core network equipment	5-7
Cloud computing equipment	5
Fiber facilities	20, 40
Deferred installation charges	3-5
Computer equipment, furniture and fixtures	3-5
In addition, the Company has capitalized interest costs during the construction phase of data centers. Once a data center or expansion project becomes operational, these costs are allocated to certain property and equipment categories and are depreciated over the estimated useful life of the underlying assets.
Impairment of Long‑Lived Assets
The Company's long‑lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.
Portfolio Energy Credits
The Company recognizes portfolio energy credits ("PECs") at their cost when purchased as an intangible asset, subject to impairment testing. PECs are not considered outputs by the Company. Amortization of PECs is recorded within cost of revenue on the consolidated statements of comprehensive income when PECs are utilized in operations.

Deferred Debt Issuance Costs
Costs incurred in obtaining certain debt financing are deferred and amortized over the terms of the related debt instruments using the interest method for term debt and the straight-line method for revolving debt.
Deferred Offering Costs
The Company capitalizes certain legal, accounting, and other third-party fees that are directly associated with in-process equity financings until such financings are consummated. After consummation of the equity financing, these costs are recorded in stockholders' equity as a reduction of additional paid-in capital generated as a result of the offering. As of September 30, 2017, the Company recorded $4.1 million of deferred offering costs within other assets in the accompanying consolidated balance sheets in contemplation of the IPO. Upon the successful consummation of the IPO in October 2017, the deferred offering costs were recorded immediately in Switch, Inc.s' stockholders' equity as a reduction of additional paid-in capital generated as a result of the IPO. The Company did not record any deferred offering costs as of December 31, 2016.
Foreign Currency Translation
SUPERNAP International, S.A. ("SUPERNAP International"), an equity method investment of the Company, has investments in foreign subsidiaries. Gains or losses from translation of foreign operations where the local currency is the functional currency are included in other comprehensive income.
Revenue Recognition
During the nine months ended September 30, 2017, the Company derived more than 95% of its revenue from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing of cabinet space and power; and (2) connectivity services, which includes cross-connects, broadband services, and external connectivity. The remainder of the Company's revenue is from non-recurring revenue streams, which primarily include installation and contract settlements. Recurring revenue is generally billed monthly and recognized ratably over the period to which the service relates. The Company's contracts with its customers generally have terms of three to five years. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the expected life of the installation, which was 73 months as of September 30, 2017 and December 31, 2016. The expected life of the installation is determined based on (i) the weighted-average term of new contracts entered into during the period with customers, plus (ii) the average term of contract renewals entered into during the period with existing customers. Revenue from connectivity services is generally recognized on a gross basis in accordance with the accounting standard related to reporting revenue gross as a principal versus net as an agent, primarily because the Company acts as the principal in the transactions, takes title to services and bears credit risk. Revenue from contract settlements, which result when a customer wishes to terminate their contract early, is generally recognized when no remaining performance obligations exist, to the extent that the revenue has not previously been recognized.
The Company guarantees certain service levels, such as uptime, as outlined in individual customer contracts. If these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. There were no service level credits issued during the three and nine months ended September 30, 2017 and 2016.
Revenue is recognized only when the service has been provided and when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the receivable is reasonably assured. It is the Company's customary business practice to obtain a signed colocation facility agreement and service order prior to recognizing revenue in an arrangement. The Company assesses collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. The Company generally does not request collateral from its customers except it usually obtains a lien and/or other security interest in a customer's equipment placed in the Company's data centers or obtains a deposit. If the Company determines that collection of a fee is not reasonably assured, the fee is deferred and revenue is recognized at the time collection becomes reasonably assured, which is generally upon receipt of cash.
Multiple Element Arrangements
The Company enters into multiple element revenue arrangements in which a customer may purchase a combination of the right to use network capacity (e.g., conduit and fiber optic cables), maintenance services, and colocation services. Terms of performance, cancellation, termination, or refunds in these arrangements are similar to those for individual stand-alone deliverables. To the extent these revenue arrangements involve the use of property and equipment, they are evaluated under lease accounting guidance to determine whether the arrangement meets the definition of a lease. None of the multiple element arrangements entered into by the Company during any of the periods presented have met the definition of a lease.
The services offered under these revenue arrangements qualify as separate units of accounting. Multiple deliverables within revenue arrangements are allocated to separate units of accounting if the deliverables meet both of the following criteria:

•
The delivered items have value to the customer on a stand-alone basis. The items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis; and

•
If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the Company.

At the inception of a multiple element arrangement, the Company: (1) determines whether and when each unit of accounting has been delivered or performed; (2) determines the fair value of each unit of accounting using the selling price hierarchy of vendor-specific evidence of fair value ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, and management's best estimate of the selling price ("BESP") if neither VSOE nor TPE is available; and (3) allocates the total price among the various units of accounting using the relative selling price method. Once the total price has been allocated among the various units of accounting, revenue is recognized when the relevant revenue recognition criteria are met for each element, which is upon acceptance or use of the services by the customer. VSOE generally exists when the deliverable is sold separately; however, in certain instances VSOE cannot be established if the deliverable cannot be priced within a narrow range or has a limited sales history. TPE is determined based on competitor prices for similar deliverables when sold separately. The Company determines BESP for a product or service by considering multiple factors including, but not limited to, pricing practices, market conditions, competitive landscape, type of customer, geographies, internal costs, and gross margin objectives. Revenue is allocated to rights to use network capacity and related colocation services and maintenance services under these arrangements based on TPE. Revenue allocated to other colocation services provided under these arrangements is based on VSOE.
Income Taxes
Since limited liability companies are "pass-through" entities under the U.S. Internal Revenue Code, the members of the Company are taxed directly on their respective ownership interests in consolidated income, and, therefore, no provision or liability for federal income tax has been included in the accompanying consolidated financial statements.
Based on management's evaluations, since there are no conditions or uncertainties that present any material risk of loss of the pass-through status of the Company or other identified uncertain tax positions to be taken or taken in previously filed federal or state income tax returns that remain subject to examination by relevant tax authorities (presently consisting of those for tax years 2014 through 2016), the related provisions of GAAP relative to uncertain tax positions have had no effect on the Company's consolidated financial statements. The Company's policy is to record estimated probable penalties and interest to be assessed to the Company, if any, related to income tax matters as selling, general and administrative expense.
Advertising Costs
Advertising costs are expensed when incurred and are included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income. Advertising expense was $351,000 and $597,000 for the three months ended September 30, 2017 and 2016, respectively, and $1.3 million and $1.5 million for the nine months ended September 30, 2017 and 2016, respectively.
Equity-Based Compensation
Equity-based compensation cost is measured at the grant date for all equity-based awards made to employees and members based on the fair value of the awards and is recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.
The Company grants equity awards to its employees and members and these equity awards generally have only a service condition. The Company's equity awards vest up to five years. The Company uses the Black-Scholes option-pricing model to determine the fair value of its equity awards. The determination of the fair value of equity awards is affected by assumptions regarding a number of complex and subjective variables including the fair value of the Company's member equity units, the expected price volatility of the member equity units over the term of the awards and actual and projected employee unit option exercise or purchase behaviors. The Company's member equity units' fair value per unit is estimated using a weighted average approach of a combination of the following three methods: (1) publicly traded data center company multiples; (2) data center precedent transaction multiples; and (3) the discounted cash flow method based on the Company's five-year forecast. The weighting of these three methods varied over time. The Company estimates the expected volatility by analyzing the volatility of companies in the same industry and selecting volatility within the range. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the equity awards. The expected dividend rate is determined at the grant date for each equity award. The expected term of the equity award is calculated by analyzing the historical exercise data and obtaining the weighted average of the holding period for the equity awards.
Net Income per Unit
Basic net income per unit is computed by dividing net income by the weighted-average number of units outstanding during the period. Diluted net income per unit is computed giving effect to all potential weighted average dilutive units including options, and incentive units. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per unit by application of the treasury stock method. Refer to Note 13 for further information on net income per unit.

Recent Accounting Pronouncements
ASU 2014-09 Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The ASU replaces much of the current guidance regarding revenue recognition including most industry-specific guidance. The core principle of the ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity will be required to identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligation in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. In addition to the new revenue recognition requirements, entities will be required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Entities may choose between two retrospective transition methods when applying the ASU. In July 2015, the FASB voted to defer the effective date by one year (ASU 2015-14) to December 15, 2018 for annual reporting periods beginning after that date, and interim periods within annual periods beginning after December 15, 2019, and permitted early adoption of the standard, but not before the original effective date of December 15, 2017. Companies may use either a full retrospective or a modified-retrospective approach to adopt the standard.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations Reporting ("ASU 2016-08"). The core principle of the guidance in Revenue from Contracts with Customers in ASU 2014-09 is not changed by the amendments in ASU 2016-08. The amendments clarify the implementation guidance on principal versus agent considerations. Per ASU 2016-08, when another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (principal) or to arrange for that good or service to be provided by the other party (agent). When an entity that is a principal satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. When an entity that is an agent satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled. The effective date and transition requirements for ASU 2016-08 are the same as the effective date and transition requirements for ASU 2014-09.
In April 2016 and May 2016, the FASB issued guidance which amends certain other aspects of ASU 2014-09. The amendments include the identification of performance obligations and the licensing implementation guidance (ASU 2016-10) and the collectability of revenue, presentation of sales tax and other similar taxes collected from customers, contracts containing noncash considerations, and contract modifications and completed contracts at transition (ASU 2016-12). In December 2016, the FASB amended ASU 2014-09 to make minor corrections and minor improvements to the guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost. The effective date and transition provisions in these amendments are aligned with the requirements of ASU 2014-09.
The Company is in the process of selecting a transition method and determining the effect of this guidance on its consolidated financial statements.
ASU 2014-15 Presentation of Financial Statements - Going Concern
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern ("ASU 2014-15"), which provides guidance about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The adoption of ASU 2014-15 during the year ended December 31, 2016 did not impact the Company's consolidated financial statements.
ASU 2015-02 Consolidation (Topic 810): Amendments to the Consolidation Analysis
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ("ASU 2015-02"). This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities.  The adoption of ASU 2015-02 in the first quarter of 2017 did not impact the Company's consolidated financial statements.
ASU 2016-02 Leases (Topic 842)
On February 25, 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). The principle of ASU 2016-02 is that a lessee should recognize the assets and liabilities that arise from leases. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability. For income statement purposes, ASU 2016-02 requires leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The new standard must be adopted using a modified-retrospective transition, and provides for certain practical expedients. The Company is evaluating the potential effects of the adoption of this ASU on its consolidated financial statements. The Company has not decided if early adoption will be considered.
ASU 2016-09 Stock Compensation - Improvements to Employee Share-Based Payment Accounting
In March 2016, the FASB issued ASU 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 was issued to simplify accounting guidance by identifying, evaluating, and improving areas for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas affected by ASU 2016-09 include accounting for income taxes, classification of excess tax benefits on the statement of cash flows, minimum statutory tax withholding requirements, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. In addition, under this guidance, an entity can make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. Upon adoption of this guidance during the first quarter of 2017, the Company changed its policy to account for forfeitures as they occur. The adoption of this guidance during the first quarter of 2017 did not materially impact the Company's consolidated financial statements.
ASU 2016-13 Financial Statements - Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses ("ASU 2016-13"). Under this guidance, a company will be required to use a new forward-looking "expected loss" model for trade and other receivables that generally will result in the earlier recognition of allowances for losses. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, and requires a modified-retrospective approach to adoption. Early adoption is permitted in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the potential effects the adoption of this standard will have on its consolidated financial statements. The Company has not decided if early adoption will be considered.
ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). The areas affected by ASU 2016-15 are debt prepayment and debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. Specifically, under this guidance, cash payments for debt prepayment or debt extinguishment costs will be classified as cash outflows for financing activities. The amendments in ASU 2016-15 are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in ASU 2016-15 will be applied using a retrospective transition method to each period presented. The adoption of ASU 2016-15 is not expected to materially impact the Company's consolidated financial statements. The Company has not decided if early adoption will be considered.
ASU 2017-09 Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). This update provides clarify and reduces both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. For all entities, the amendments in ASU 2017-09 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The adoption of ASU 2017-09 is not expected to materially impact the Company's consolidated financial statements. The Company has not decided if early adoption will be considered.

3. Property and Equipment, Net
Property and equipment, net, consists of the following as of:

	September 30, 2017	December 31, 2016
	(unaudited)
	(in thousands)
Land and land improvements	$133,896	$104,318
Data center equipment	713,858	591,085
Capitalized leased assets	35,974	36,408
Buildings and building improvements	327,110	248,680
Substation equipment	4,247	—
Cloud computing equipment	5,661	5,661
Fiber facilities	8,445	6,344
Computer equipment, furniture and fixtures	28,904	21,007
Vehicles	1,601	1,241
Construction in progress	108,550	97,368
Core network equipment	30,609	23,859
Deferred installation charges	4,114	3,858
Property and equipment, gross	1,402,969	1,139,829
Less: accumulated depreciation and amortization	(330,146)	(265,570)
Total property and equipment, net	$1,072,823	$874,259
During the three months ended September 30, 2017 and 2016, depreciation and amortization expense was $22.9 million and $16.5 million, respectively. During the nine months ended September 30, 2017 and 2016, depreciation and amortization expense was $64.7 million and $47.6 million, respectively. Accumulated amortization for the capitalized leased assets totaled $7.9 million and $6.6 million as of September 30, 2017 and December 31, 2016, respectively.
During the nine months ended September 30, 2017 and 2016, capitalized interest was $2.1 million and $1.9 million, respectively.
4. Long-Term Deposit
On March 10, 2015, NV Energy and the Company entered into a Substation Agreement and related land purchase agreement for land owned by a wholly-owned subsidiary of Switch. Pursuant to the Substation Agreement, NV Energy will design, construct, maintain, and own a substation and related feeders in connection with service to Switch's development of three of its data center facilities in Las Vegas. The substation was placed into service in April 2016. Switch has paid the associated costs and associated tax gross-up related to the development of the substation and related feeders as defined in the Substation Agreement. These costs are subject to reimbursement based upon Switch's future power usage. Costs incurred as of December 31, 2016 totaled $6.2 million, of which $4.4 million are classified as long-term deposits and $1.8 million as property and equipment on the consolidated balance sheets. On October 30, 2017, a reimbursement of $1.4 million was received related to the substation, of which $178,000 was classified as long-term deposits and $1.2 million as property and equipment. This reimbursement was given retroactive effect in the consolidated balance sheets and costs incurred as of September 30, 2017 totaled $4.8 million, of which $4.3 million is classified as long-term deposits and $544,000 as property and equipment.
5. Equity Method Investments
The Company currently holds two investments, SUPERNAP International and Planet3, Inc. ("Planet3"). As of September 30, 2017 and December 31, 2016, the Company determined that it continued to have a variable interest in both SUPERNAP International and Planet3, as the entities do not have sufficient equity at risk. However, the Company concluded that it is not the primary beneficiary of SUPERNAP International or of Planet3 as it does not have deemed control of either entity. As a result, it does not consolidate either entity into its consolidated financial statements.
As of September 30, 2017 and December 31, 2016, the investment in SUPERNAP International was accounted for under the equity method of accounting. SUPERNAP International is an investment of which the Company holds a 50% ownership interest. As of September 30, 2017 and December 31, 2016, the Company had invested $1.3 million in SUPERNAP International. As of September 30, 2017, the Company's carrying value of its investment in SUPERNAP International was reduced to zero as a result of recording its share of the investee's losses. Accordingly, as the Company does not have any guaranteed obligations and is not otherwise committed to provide further financial support to SUPERNAP International, the

Company discontinued the equity method of accounting for its investment in SUPERNAP International as of September 30, 2017 and will not provide for additional losses until its share of future net income or comprehensive income, if any, equals the share of net losses not recognized during the period the equity method was suspended. The Company's share of net loss recorded for the three months ended September 30, 2017 and 2016 amounted to $221,000 and $390,000, respectively. The Company's share of net loss recorded for the nine months ended September 30, 2017 and 2016 amounted to $1.0 million and $1.3 million, respectively. As of September 30, 2017 and December 31, 2016, the Company had recorded amounts consisting of reimbursable expenses due from SUPERNAP International of $760,000 and $1.4 million, respectively, within accounts receivable on the consolidated balance sheets.
Planet3 is an investment of which the Company holds a 45% ownership interest. As of September 30, 2017 and December 31, 2016, the Company had invested $10.0 million in Planet3. The Company's share of net loss recorded for the three and nine months ended September 30, 2016 amounted to $868,000 and $2.5 million, respectively. As of December 31, 2016, as the Company does not have any guaranteed obligations and is not otherwise committed to provide further financial support to Planet3, the Company discontinued the equity method of accounting for its investment in Planet3 and will not provide for additional losses until its share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.
On May 13, 2016, Switch entered into an agreement with Planet3 (the "Note Purchase Agreement") pursuant to which Planet3 agreed to issue to Switch secured convertible promissory notes with an aggregate principal amount not to exceed $3.0 million. Interest accrues on the unpaid principal balance of the notes at 5% per annum. The notes, together with any then unpaid and accrued interest, matured on September 1, 2017. On the maturity date, the outstanding principal balance and accrued interest, if any, can be converted at the Company's option into ownership interests of Planet3. On September 6, 2017, the Company delivered to Planet3 a Notice of Default. As of September 30, 2017, the Company has not exercised its option. As of December 31, 2016, the Company had purchased notes having an aggregate principal amount of $3.0 million. If a qualified financing, as defined in the notes, occurs on or prior to the maturity date, then, upon the closing of the qualified financing, the outstanding principal amount of the notes and all accrued and unpaid interest shall automatically convert into shares of the preferred stock issued by Planet3 at a discount. The Company had identified and separately accounted for an embedded derivative related to the automatic conversion feature of the secured convertible promissory notes. The estimated fair value of the embedded derivative was based on Level 3 inputs, such as the value of the preferred stock upon conversion, using a present value of future cash flow valuation technique that relies on management assumptions of the probability of occurrence, term, and the risk-free discount rate. The estimated fair value of the embedded derivative was immaterial as of September 30, 2017 and December 31, 2016.
As of December 31, 2016, the Company determined an other than temporary loss in value of its investment in Planet3 had occurred due to Planet3's continued operating losses and the release of a beta product that did not generate the projected sales activity. The Company fully impaired the carrying values of its investment in Planet3 of $4.4 million, notes receivable of $2.4 million, net of a $629,000 discount, interest receivable of $55,000, and related embedded derivative of $896,000 for a total write-down of $7.7 million. The estimated fair value of the Company's investment in Planet3 was based on Level 3 inputs, using a present value of future cash flow valuation technique that relies on management assumptions to derive an enterprise value.
6. Long-Term Debt
2015 Credit Agreement
On May 5, 2015, the Company entered into a credit agreement ("2015 Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and certain other lenders, which replaced the Company's previous $250.0 million credit agreement. The 2015 Credit Agreement consisted of a $200.0 million term loan facility (the "2015 Term Loan Facility") and a $400.0 million revolving credit facility (the "2015 Revolving Credit Facility," and, together with the 2015 Term Loan Facility, the "2015 Facilities"), each with a term of five years.
Upon satisfying certain conditions, the 2015 Credit Agreement provided that the Company could increase the amount available for borrowing under the 2015 Facilities no more than five times (up to an additional $125.0 million in total) during the term of the 2015 Credit Agreement. On May 2, 2016, the Company amended the 2015 Credit Agreement to increase the aggregate amount available for borrowing under the 2015 Facilities by an additional $125.0 million and to modify certain other terms and conditions. On the closing date of the amendment, the Company recorded additional deferred debt issuance costs of $1.0 million, of which $860,000 related to the 2015 Revolving Credit Facility and $145,000 related to the 2015 Term Loan Facility. Total deferred debt issuance costs as of December 31, 2016 totaled $3.4 million, net of accumulated amortization of $1.4 million. Net debt issuance costs related to the 2015 Term Loan Facility are presented together with long-term debt and were $2.2 million as of December 31, 2016. Net debt issuance costs associated with the 2015 Revolving Credit Facility are included within other assets and were $1.1 million as of December 31, 2016.

The 2015 Facilities were collateralized by substantially all of the Company's tangible and intangible personal property and guaranteed by certain of the Company's wholly-owned subsidiaries. Interest on the 2015 Facilities was calculated based on a base rate plus the applicable margin or a LIBOR rate plus the applicable margin, at the Company's election. Interest calculations were based on 365/366 days for a base rate loan and 360 days for a LIBOR loan. Base rate interest payments were due and payable in arrears on the last day of each calendar quarter, beginning December 31, 2015. LIBOR rate interest payments were due and payable on the last day of each selected interest period (not to extend beyond three-month intervals).
The 2015 Facilities had, among other things, financial and other covenants. Beginning with the fiscal quarter ended September 30, 2015, the 2015 Credit Agreement required compliance with the consolidated total leverage and consolidated fixed charge coverage ratios (as defined in the 2015 Credit Agreement). As of December 31, 2016, the maximum consolidated total leverage ratio was 4.25 to 1.00 and the minimum consolidated fixed charge coverage ratio was 1.50 to 1.00. The maximum consolidated total leverage ratio was subject to change periodically for future fiscal quarters. The Company was in compliance with these covenants as of December 31, 2016.
The terms of the 2015 Facilities limited the Company's ability, among other things, to return capital to equity interest holders, grant liens on its assets, and incur additional debt. The Company's net assets were subject to restrictions, including the ability to pay distributions. As of December 31, 2016, none of the Company's net assets were deemed restricted under the 2015 Facilities.
2017 Credit Agreement
On June 27, 2017, the Company entered into an amended and restated credit agreement ("2017 Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and certain other lenders, consisting of a $600.0 million term loan facility (the "2017 Term Loan Facility"), maturing on June 27, 2024, and a $500.0 million revolving credit facility (the "2017 Revolving Credit Facility," and, together with the 2017 Term Loan Facility, the "2017 Facilities"), maturing on June 27, 2022, which replaced the Company's 2015 Credit Agreement, as defined above. The 2017 Term Loan Facility is subject to principal amortization of $1.5 million per calendar quarter commencing on September 30, 2017. In addition, the 2017 Term Loan Facility has a prepayment premium of 1.0% of the aggregate principal outstanding in the event that, prior to the six-month anniversary of the closing date, the Company enters into a repricing transaction.
Upon satisfying certain conditions, the 2017 Credit Agreement provides that the Company can increase the amount available for borrowing under the 2017 Facilities no more than five times (up to an additional $75.0 million in total, plus an additional amount subject to certain leverage restrictions) during the term of the 2017 Credit Agreement.
The Company recorded debt issuance costs of $8.8 million on the closing date related to the 2017 Credit Agreement, of which $5.6 million related to the 2017 Term Loan Facility and $3.2 million related to the 2017 Revolving Credit Facility. In connection with the 2017 Credit Agreement, $811,000 of the unamortized debt issuance costs on the 2015 Revolving Credit Facility continued to be deferred as a result of modification accounting. Unamortized debt issuance costs as of September 30, 2017 totaled $9.3 million. Unamortized debt issuance costs related to the 2017 Term Loan Facility are presented together with long-term debt and were $5.4 million as of September 30, 2017. As of September 30, 2017, unamortized debt issuance costs are included within other assets and were comprised of $3.1 million related to the 2017 Revolving Credit Facility and $771,000 associated with the modification accounting on the 2015 Revolving Credit Facility.
The 2017 Facilities are collateralized by substantially all of the Company's tangible and intangible personal property and guaranteed by certain of the Company's wholly-owned subsidiaries. Interest on the 2017 Facilities is calculated based on the base rate plus the applicable margin or a LIBOR rate plus the applicable margin, at the Company's election. Interest calculations are based on 365/366 days for a base rate loan and 360 days for a LIBOR loan. Base rate interest payments are due and payable in arrears on the last day of each calendar quarter, beginning September 30, 2017. LIBOR rate interest payments are due and payable on the last day of each selected interest period (not to extend beyond three-month intervals). In addition, the 2017 Revolving Credit Facility incurs a fee on unused lender commitments based on the applicable margin and payments are due and payable in arrears on the last day of each calendar quarter, beginning September 30, 2017.
The 2017 Facilities have, among other things, financial and other covenants. Beginning with the fiscal quarter ended June 30, 2017, the 2017 Credit Agreement required compliance with the consolidated total leverage ratio (as defined in the 2017 Credit Agreement). As of September 30, 2017, the maximum consolidated total leverage ratio was 6.00 to 1.00. The maximum consolidated total leverage ratio is subject to change periodically for future fiscal quarters. The Company was in compliance with this covenant as of September 30, 2017.
The terms of the 2017 Facilities limit the Company's ability, among other things, to incur additional debt, incur additional liens, encumbrances or contingent liabilities, and pay distributions or make certain other restricted payments (with certain exceptions and baskets, including a restricted payment basket of $15.0 million per fiscal year).

Loss on Extinguishment of Debt
During the nine months ended September 30, 2017, the Company recorded a $3.6 million loss related to the refinancing of its 2015 Credit Agreement and closing of its 2017 Credit Agreement on June 27, 2017. The loss was comprised of the write-off of previously unamortized debt issuance costs of $2.1 million and lender fees of $1.5 million.
Long-term debt consists of the following as of:

	September 30, 2017	December 31, 2016
	(unaudited)
	(in thousands)
2015 Term Loan Facility, interest paid at the defined LIBOR rate plus applicable interest margin (2.77% at December 31, 2016); matures May 2020	$—	$185,000
2017 Term Loan Facility, interest paid at the defined LIBOR rate plus applicable interest margin (3.99% at September 30, 2017); matures June 2024	598,500	—
Less: unamortized debt issuance costs	(5,441)	(2,233)
	593,059	182,767
2015 Revolving Credit Facility, interest paid at the defined LIBOR rate plus applicable interest margin (2.71% at December 31, 2016); matures May 2020	—	289,300
2017 Revolving Credit Facility, interest paid at the defined LIBOR rate plus applicable interest margin (3.74% at September 30, 2017); matures June 2022	231,000	—
	$824,059	$472,067
As of September 30, 2017, long-term debt maturities are as follows (in thousands):

2017 (three months remaining)	$1,500
2018	6,000
2019	6,000
2020	6,000
2021	6,000
Thereafter	804,000
829,500
Less: unamortized debt issuance costs	(5,441)
$824,059
7. Leases
Capital Leases
The Company leases the land and building for one of its data centers from an entity in which a member of Switch, Inc.'s Board of Directors has a beneficial ownership interest, under which the building portion of the lease has been capitalized. Pursuant to GAAP, the lease attributable to the land is accounted for as an operating lease. The lease expires in 2033 with two subsequent 10-year and one five-year renewal option periods.

As of September 30, 2017, minimum payment obligations for this capital lease are as follows:

Related Party Building Lease* (in thousands)
2017 (three months remaining)	$474
2018	1,952
2019	2,064
2020	2,124
2021	2,243
Thereafter	33,636
42,493
Less: amount representing interest	(23,027)
Present value of minimum capital lease payments	$19,466
* Until 2023, capital lease payments are applied only to accrued interest, thus, there is no current portion.
In February 2016, a wholly-owned subsidiary of Switch acquired rights and interests to manage, construct and use the Nevada Broadband Telemedicine Initiative ("NBTI") fiber network. The right to use the NBTI fiber network is accounted for as a capital lease. As of September 30, 2017 and December 31, 2016, capital lease assets related to the NBTI fiber network were $16.1 million and $15.9 million, respectively, and related future minimum payment obligations are $3.5 million during the year ending December 31, 2017. The capital lease will expire 25 years from the date the network is accepted by the Nevada Hospital Association, the entity that holds title to the network, and has a 25-year renewal option. Acceptance occurred in September 2017.
The Company is the sole consumer of output from four feeders related to a substation owned by NV Energy (Note 4). The Company accounts for this arrangement as a capital lease. As of September 30, 2017 and December 31, 2016, capital lease assets related to the feeders were $259,000 and $930,000, respectively. There are no future minimum payment obligations related to this capital lease. The capital lease will expire 39 years from the date the substation was placed into service, which was April 2016.
Operating Lease Commitments
The Company leases land, warehouse storage space and data center buildings under operating leases (including the land portion of the capitalized building lease) that have non-cancellable terms expiring through 2066 with entities in which a member of Switch, Inc.'s Board of Directors has a beneficial ownership interest.
In addition, the Company leases warehouse storage space, storage yards for fiber and construction materials and equipment under operating leases in Nevada that have non-cancellable terms expiring through 2055.
As of September 30, 2017, future minimum lease payments for all operating leases with remaining terms in excess of one year are as follows:

	Related Parties	Other	Total
	(in thousands)
2017 (three months remaining)	$1,167	$595	$1,762
2018	4,706	2,359	7,065
2019	4,798	2,369	7,167
2020	4,860	2,372	7,232
2021	4,256	506	4,762
Thereafter	59,516	822	60,338
	$79,303	$9,023	$88,326
During the three months ended September 30, 2017 and 2016, rent expense related to operating leases was approximately $1.8 million and $2.2 million, respectively. During the nine months ended September 30, 2017 and 2016, rent expense related to operating leases was approximately $5.4 million and $6.4 million, respectively. Related party rent included in these amounts was approximately $1.3 million and $1.1 million for the three months ended September 30, 2017 and 2016, respectively. Related party rent included in these amounts was approximately $3.6 million and $3.1 million for the nine months ended September 30, 2017 and 2016, respectively.

8. Retirement Benefit Plans
The Company has a defined contribution retirement plan that covers its eligible employees (the "Plan"). The Plan is qualified in accordance with section 401(k) of the Internal Revenue Code. Eligible employees can participate in the Company's pre-tax 401(k) plan or after-tax Roth 401(k) plan. As of February 2016, the Company makes matching contributions equal to 100% of the first 3% of compensation deferred by a participant. The Company may make a discretionary additional matching contribution. The Company recognized expense related to its contributions to the Plan of $283,000 and $232,000 for the three months ended September 30, 2017 and 2016, respectively, and $880,000 and $589,000 for the nine months ended September 30, 2017 and 2016, respectively.
9. Commitments and Contingencies
Purchase Commitments
In August 2017, a wholly-owned subsidiary of Switch assumed agreements from an entity in which a member of Switch, Inc.'s Board of Directors has a beneficial ownership interest for the purchase of three parcels of land in southern Nevada for an aggregate purchase price of $7.6 million, which was deposited in escrow as of September 30, 2017 and recorded within other current assets on the consolidated balance sheets. These transactions closed in October 2017.
On March 8, 2017, the Company entered into a firm Power Purchase & Sale Agreement of electricity with Morgan Stanley Capital Group Inc. to purchase a minimum of 40 megawatts per energy hour for a term of 36 months, or a minimum purchase commitment of $33.4 million during the term, starting June 1, 2017. The remaining minimum purchase commitment is $32.5 million as of September 30, 2017.
In December 2016, the Company notified the landlord for its data center building and land in Michigan of its intent to exercise the purchase option pursuant to the lease agreement. The purchase price of $25.0 million, less 65% of all rent payments made to the landlord, will be payable upon closing of the sale by January 1, 2018. The Company has recorded the present value of the adjusted purchase price within accrued Michigan building and land purchase on the consolidated balance sheet as of September 30, 2017 and December 31, 2016.
In September 2016, the Company entered into a take-or-pay contract with a lit fiber transport services vendor whereby the Company will be required to purchase a minimum of $75,000 in eligible services on a monthly basis for a term equal to or greater than 24 months beginning 12 months after the eligible services are made available. The eligible services were made available in September 2017.
In June 2015, the Company entered into an agreement for the purchase of three parcels of land in northern Nevada. The first closing on two of the land parcels was completed in August 2015 in accordance with the agreement. The second closing on the third land parcel with a purchase price of $5.4 million will occur on or before 36 months after the date of the first closing, or by August 1, 2018.
PEC Purchase Commitments
In November 2015, the Company entered into a five-year contract beginning January 1, 2016 with the Southern Nevada Water Authority ("SNWA") to purchase an estimated 82 million in PECs, or a minimum remaining purchase commitment of $574,000 during the term, from the 14 megawatt solar photovoltaic generating plant constructed at SNWA's River Mountains Water Treatment Facility to meet its anticipated requirements under the State of Nevada's Renewal Portfolio Standard Statute.
In November 2015, the Company entered into a renewable energy agreement with NV Energy to purchase all PECs realized from Switch Station 2, a 79 megawatt photovoltaic solar generation facility currently under construction, for a minimum purchase commitment of $13.2 million during the term. The term of the renewable energy agreement is 20 years from the commercial operation date of Switch Station 2, which achieved commercial operation on October 11, 2017.
In June 2015, the Company entered into a renewable energy agreement with NV Energy to purchase all PECs realized from Switch Station 1, a 100 megawatt photovoltaic solar generation facility currently under construction, not to exceed the Company's total electric load from its data center facilities, for a minimum purchase commitment of $21.6 million during the term. The term of the renewable energy agreement is 20 years from the commercial operation date of Switch Station 1, which was July 21, 2017.

As of September 30, 2017, future minimum PEC purchase commitments are as follows (in thousands):

2017 (three months remaining)	$807
2018	1,902
2019	1,902
2020	1,902
2021	1,738
Thereafter	27,113
$35,364
Impact Fee Expense
On September 30, 2016, Switch filed its application with the PUCN to become an unbundled purchaser of energy, capacity, and/or ancillary services in Nevada from a new provider of electric resources. The application was approved on December 28, 2016 and Switch elected to pay the impact fee to NV Energy, the Company's energy provider in Nevada through May 31, 2017, of $27.0 million in a lump sum by the earlier of August 1, 2017 or the date by which Switch is able to secure all necessary rights and contracts, including its Network Integration Transmission Service agreements with NV Energy and other compliance items. As there is no future economic benefit to the Company from the impact fee, it was recognized as an expense within impact fee expense during the year ended December 31, 2016 in the consolidated statements of comprehensive income. The Company paid the accrued impact fee of $27.0 million on May 31, 2017 and became an unbundled purchaser of energy in Nevada on June 1, 2017.
Self-Insurance Reserves
Effective January 1, 2017, the Company is self-insured for various levels of employee health coverage. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of incurred but not reported claims. As of September 30, 2017, the estimated liabilities for unpaid and incurred but not reported claims totaled $280,000, which is included within accrued expenses on the consolidated balance sheets.
Energy Litigation
In July 2016, Switch filed a lawsuit in the U.S. District Court for the District of Nevada against, among other parties, the PUCN and the former Commissioners of the PUCN, NV Energy, and the former General Counsel to the PUCN Commissioners. The lawsuit alleged, among other things, that the defendants violated state and federal law to conspire and defraud Switch so that NV Energy could unlawfully retain Switch as a customer of NV Energy and impair renewable energy development in the state of Nevada. Switch sought damages, attorneys' fees, costs and preliminary injunctive relief. On December 21, 2016, Switch and NV Energy agreed to settle the lawsuit on confidential terms which do not create any material financial liability to Switch. On January 4, 2017, Switch filed a voluntary dismissal of the energy litigation lawsuit with the U.S. District Court for the District of Nevada.
Patent Litigation
On August 7, 2017, Switch filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Aligned Data Centers LLC ("Aligned"), and MTechnology Inc. The lawsuit alleges, among other things, that Aligned has used and promoted technology at its data centers to attract clients to its facility, directly and indirectly infringing at least three of Switch's patents and using Switch's patented technology to attempt to unlawfully compete with Switch. The complaint also alleges that Aligned hired a consultant to design their data centers; that this consultant had toured Switch under non-disclosure agreement; and that this consultant breached his confidentiality agreements with Switch by using Switch's designs to design the Aligned data centers. Switch is seeking an injunction to prevent the defendants in the lawsuit from infringing Switch's patents, as well as other remedies. On August 16, 2017, Aligned filed an answer to the complaint and a motion to dismiss the lawsuit. Among other things, Aligned alleges in its answer that Switch's patents in question should be declared invalid, and countersued for declaratory judgment of the non-infringement of certain of Switch's patents, injunctive relief, and damages for alleged anti-competition practices involving Aligned's trademarks in violation of the Lanham Act, tortious interference with Aligned's business, and disparagement of Aligned's business. Switch has retained outside counsel to represent it and is vigorously defending its rights and interests. Given certain jurisdictional issues, Switch filed a separate complaint in the Eighth Judicial District of Nevada against the consultant, Stephen Fairfax and his business MTechnology, on September 12, 2017. Among other claims, Switch has raised allegations of breach of contract and misappropriation of trade secrets.
Cobalt Litigation
On September 7, 2017, Switch and Switch, Inc. (collectively, the "Defendants"), were named in a lawsuit filed in the U.S. District Court for the District of Nevada by V5 Technologies d/b/a Cobalt Data Centers. The Defendants were served on September 13, 2017. The lawsuit alleges, among other things, that the Defendants have monopolized the Las Vegas Metropolitan area of Southern Nevada's data center colocation market and have engaged in unfair business practices leading to the failure of Cobalt Data Centers in 2015. The Defendants have retained outside counsel and are vigorously pursuing their rights and interests. The outcome of the Defendants' legal proceedings is inherently unpredictable, subject to significant uncertainties, and could be material to the Company's financial condition, results of operations, and cash flows for a particular period. For the pending matter described above, it is not possible to estimate the reasonably possible loss or range of loss.
10. Members' Equity
Switch, Ltd. Member Distributions
During the nine months ended September 30, 2017, the Company's Board of Managers approved distributions of $180.4 million, comprised of $107.0 million to its members in accordance with their percentage interests and $73.4 million to certain members with unreturned capital contributions in accordance with the Company's operating agreement. As of September 30, 2017, of the distributions declared during the nine months ended September 30, 2017, the Company made distributions of $174.2 million and retained the distribution of $6.2 million, which represents the unvested portion of members' percentage interest as of September 30, 2017 that will be distributed upon vesting.
11. Equity-Based Compensation
2005 Common Membership Unit Plan
In 2005, the Company established the 2005 Common Membership Unit Plan (the "Unit Option Plan") for the purpose of attracting and retaining the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants of the Company and to promote the success of the Company's business.
All options granted under the Unit Option Plan are intended to be treated as non-statutory unit options under the Internal Revenue Code of 1986, as amended. The term of each option shall be the term stated in the option agreement; provided, however, that the term shall be no more than 10 years from the date of grant.
Options exercised under the plan provide the purchaser with full rights equivalent to those of existing members and holders as of the date of exercise. Since the inception of the Unit Option Plan through September 30, 2017, members have exercised or exchanged 21,440,000 unit awards.
The unit option activity under the Unit Option Plan is summarized as follows (number of units in thousands) as of:

	Number of Units	Weighted Average Exercise Price per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1) (In thousands)
Unit options outstanding - December 31, 2016	167	$2.09	1.75	$939
Unit options exercised (unaudited)	(57)	$2.85
Unit options outstanding - September 30, 2017 (unaudited)	110	$2.85	1.00	$1,560
Unit options vested and exercisable- December 31, 2016	167	$2.09	1.75	$939
Unit options vested and exercisable- September 30, 2017 (unaudited)	110	$2.85	1.00	$1,560
(1) The intrinsic value is calculated as the difference between the fair value of the unit on September 30, 2017 and December 31, 2016 and the exercise price of the option.
There were no nonvested unit options outstanding as of September 30, 2017.
2012 Incentive Unit Awards
In 2012, the Company began issuing incentive unit awards ("Incentive Units"). The Incentive Units contained a hurdle amount (similar to an exercise price) where employees benefited from any appreciation in the value of their incentive awards above the hurdle amount. The hurdle amount was $11.69 per Incentive Unit issued for the three and nine-month periods ended September 30, 2017. In September 2017, the Company granted 7,500,000 Incentive Units to the Chief Executive Officer of the Company (the "CEO Award"). The Company also granted 1,511,572 Incentive Units to the President of the Company with a hurdle amount of $11.69 per Incentive Unit (the "President Award"). The CEO Award contained a provision that caused the Incentive Units underlying the CEO Award to convert into Common Units on a one-to-one basis in connection with the closing of the IPO. Each of the CEO Award and President Award vested as to 40% of the award on the closing of the IPO and will subsequently vest as to 2.5% of the award on each of the eight quarterly anniversaries of the closing of the IPO and 5% of the award each quarterly anniversary thereafter, subject to continued service. No compensation expense was recorded related to these awards until the performance condition became probable of occurring upon closing of the IPO. Pursuant to the terms of the CEO Award, since the total number of Common Units granted pursuant to the CEO Award equals less than 3% of all outstanding shares of Switch, Inc. following the closing of the IPO, including the exercise of the underwriters' option to purchase additional shares (the "threshold"), Switch expects to negotiate with the Chief Executive Officer to provide for an additional award, such that the CEO Award and any new awards held by the Chief Executive Officer represent a number of shares of common stock of Switch, Inc. equal to the threshold.
The Incentive Unit activity is summarized below (number of units in thousands):

	Number of Units	Weighted Average Hurdle Amount per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1) (In thousands)
Incentive Units outstanding - December 31, 2016	19,393	$4.20	1.98	$68,139
CEO Award (unaudited)	7,500	$—
President Award (unaudited)	1,512	$11.69
Incentive Units forfeited (unaudited)	(873)	$4.62
Incentive Units - September 30, 2017 (unaudited)	27,532	$3.45	2.10	$373,028
Incentive Units vested - December 31, 2016	4,558	$3.97	1.50	$17,053
Incentive Units vested - September 30, 2017 (unaudited)	6,234	4.09	0.91	$80,470
(1) The intrinsic value is calculated as the difference between the fair value of the unit on September 30, 2017 and December 31, 2016 and the hurdle amount of the Incentive Unit.
The weighted average hurdle amounts for Incentive Units granted and vested, and the weighted average remaining time to vest for Incentive Units outstanding were as follows (number of units in thousands) as of:

September 30, 2017
(unaudited)
Incentive Units Outstanding			Incentive Units Vested
Number of Units	Weighted Average Hurdle Amount	Weighted Average Remaining Contractual Life (Years)	Number of Units	Weighted Average Hurdle Amount
6,510	$3.33	0.18	1,680	$3.33
1,560	4.33	0.31	972	4.33
150	4.67	2.11	15	4.67
7,786	4.26	1.61	3,151	4.26
200	4.62	2.71	20	4.62
757	5.02	2.53	219	5.02
500	5.53	2.29	125	5.53
260	6.46	3.07	45	6.46
130	7.26	3.90	7	7.26
667	7.39	3.55	—	—
7,500	—	4.01	—	—
1,512	11.69	4.01	—	—
27,532	$3.45	2.10	6,234	$4.09

The number and weighted average grant date fair value for Incentive Units granted and outstanding are as follows (number of units in thousands) as of:

	Number of Nonvested Incentive Units Outstanding	Weighted Average Grant Date Fair Value per Incentive Unit
Nonvested Incentive Units outstanding - December 31, 2016	14,835	$1.34
CEO Award (unaudited)	7,500	11.69
President Award (unaudited)	1,512	1.98
Incentive Units forfeited (unaudited)	(873)	0.97
Incentive Units vested (unaudited)	(1,676)	1.10
Nonvested Incentive Units outstanding - September 30, 2017 (unaudited)	21,298	$5.06
The weighted average assumptions used in estimating the grant date fair value of these units, exclusive of the CEO Award, are listed in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
Expected volatility	29.3%	50.0%	29.3%	41.2%
Risk-free interest rate	1.4%	1.1%	1.4%	1.3%
Expected term (in years)	2.0	5.0	2.0	3.9
Dividend rate	0.6%	0.9%	0.6%	0.9%
As the CEO Award contained a provision that caused the Incentive Units underlying the CEO Award to convert into Common Units on a one-to-one basis in connection with the closing of the IPO, the grant date fair value of these units was $11.69 per unit.
Total fair value of Incentive Units vested for the nine months ended September 30, 2017 and 2016 was $1.8 million and $2.9 million, respectively.
As of September 30, 2017, equity-based compensation cost related to all unvested equity awards, exclusive of the CEO Award and President Award, not yet recognized totaled $7.0 million. This was recognized in connection with the closing of the IPO. Total equity-based compensation cost related to the CEO Award and President Award is $90.7 million, $36.3 million of which was recognized in connection with the closing of the IPO and $54.4 million of which is expected to be recognized over a weighted-average period of 4.0 years.
During the nine months ended September 30, 2017, the Company awarded 150,880 fully vested Common Units at a fair market value of $7.39 per unit totaling $1.1 million in equity-based compensation. During the nine months ended September 30, 2016, the Company awarded 150,895 fully vested Common Units at a fair market value of $5.53 per unit totaling $835,000 in equity-based compensation.
Total equity-based compensation recognized in the consolidated statements of comprehensive income for the Unit Option Plan, Incentive Units, and fully vested Common Units is as follows for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
	(in thousands)
Cost of revenue	$50	$—	$148	$—
Selling, general and administrative	1,265	1,224	4,731	4,912
Total equity-based compensation expense	$1,315	$1,224	$4,879	$4,912

12. Fair Value of Financial Instruments
The carrying amounts as of September 30, 2017 for cash, accounts receivable, and accounts payable approximate their estimated fair values due to the short maturity of these instruments. Management believes the fair value of the Company's long-term debt was $834.0 million based on Level 2 inputs using quoted market prices on or about September 30, 2017. The carrying amounts as of December 31, 2016 for cash, accounts receivable, accounts payable, and long-term debt approximate their estimated fair values due to the short maturity of these instruments, or because the related interest rates approximate current market rates.
Management has elected not to adopt the option available under GAAP to measure any of its eligible financial instruments or other items at fair value. Accordingly, the Company continues to measure all of its assets and liabilities on the historical cost basis of accounting except as otherwise required under GAAP.
13. Net Income Per Unit
The following table sets forth the calculation of basic and diluted net income per unit during the periods presented (in thousands, except unit and per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
	(in thousands, except unit and per unit data)
Net income per unit:
Numerator:
Net income-basic and diluted	$16,486	$15,926	$51,766	$51,140
Denominator-basic:
Weighted-average units outstanding-basic	200,746,690	199,108,842	200,415,541	199,328,865
Net income per unit-basic	$0.08	$0.08	0.26	$0.26
Denominator-diluted:
Weighted average units outstanding-basic	200,746,690	199,108,842	200,415,541	199,328,865
Weighted average effect of dilutive securities:
Effect of dilutive options	88,326	119,240	113,797	267,129
Effect of unvested Incentive Units	8,137,728	5,016,476	6,866,480	3,894,599
Weighted average units outstanding-diluted	208,972,744	204,244,558	207,395,818	203,490,593
Net income per unit-diluted	$0.08	$0.08	$0.25	$0.25
The following outstanding weighted average effect of unvested Incentive Units were excluded from the computation of the diluted net income per unit for the periods presented because their effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
Incentive Units	—	313,674	163,817	1,023,581
14. Segment Reporting
The Company's chief operating decision maker is its Chief Executive Officer. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. All of the Company's assets are maintained in the United States. The Company derives a substantial majority of its revenue from sales to customers in the United States, based upon the billing address of the customer. Revenue derived from customers outside the United States, based upon the billing address of the customer, were less than 2% of total revenues for each period presented.

The Company's revenue is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)
	(in thousands)
Colocation	$79,429	$66,107	$225,753	$193,020
Connectivity	17,111	14,333	49,201	39,623
Other	1,149	1,226	3,993	3,821
Revenue	$97,689	$81,666	$278,947	$236,464
15. Subsequent Events
Subsequent events through November 14, 2017, the date on which the unaudited interim consolidated financial statements as of and for the nine months ended September 30, 2017 were available to be issued, were evaluated by the Company to determine the need, if any, for recognition or disclosure in its consolidated financial statements.
Switch, Inc.'s Initial Public Offering
On October 11, 2017, Switch, Inc. completed its IPO of 35,937,500 shares of Class A common stock at a public offering price of $17.00 per share. Switch, Inc. received $577.3 million in proceeds, net of underwriting discounts and commissions, which was used by Switch, Inc. to purchase 35,937,500 newly issued Common Units from the Company at a price per Common Unit equal to the price per share of Class A common stock offered in the IPO, less underwriting discounts and commissions.
Subsequent to the IPO and the Transactions, Switch, Inc. became the sole manager of the Company and holds 14.2% of the economic interests in the Company, where "economic interests" means the right to receive any distributions, whether cash, property or securities of the Company, in connection with Common Units. As a result, beginning in the fourth quarter of 2017, Switch, Inc. will consolidate the financial results of the Company and report a non-controlling interest in its consolidated financial statements.
In connection with the closing of the IPO, the Company recognized equity-based compensation expense of $36.3 million related to the partial vesting of Incentive Units underlying the CEO Award and the President Award and $7.0 million related to the accelerated vesting of the remaining outstanding Incentive Units.
Switch, Ltd.'s 2017 Revolving Credit Facility
On October 12, 2017, the Company repaid the outstanding balance of $231.3 million, which included accrued interest of $300,000, on its 2017 Revolving Credit Facility with proceeds received as consideration from Switch, Inc. for Switch, Inc.'s purchase of Common Units in connection with the IPO.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the balance sheets and related notes of Switch, Inc. as of September 30, 2017 and June 13, 2017, the consolidated financial statements and related notes of Switch, Ltd. included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and with the audited consolidated financial statements and related notes of Switch, Ltd. for the year ended December 31, 2016 included in our prospectus, dated October 5, 2017, filed with the SEC on October 10, 2017 pursuant to Rule 424(b) of the Securities Act of 1933, as amended, or the Prospectus. The terms "we," "our" and "us" as used herein refer to Switch, Ltd. and its consolidated subsidiaries prior to the organizational transactions described in this Form 10-Q and to Switch, Inc. and its consolidated subsidiaries following the reorganization transactions. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in "Risk Factors" included elsewhere in this Form 10-Q and in our Prospectus.
Forward-looking Statements
This report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain word such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this report on Form 10-Q include, but are not limited to, statements about:

•	our goals and strategies;

•	our expansion plans;

•	our future business development, financial condition and results of operations;

•	the expected growth of the data center market;

•	our expectations regarding demand for, and market acceptance of, our services;

•	our expectations regarding our customer growth rate;

•	the network effects associated with our business;

•	our plans to further invest in and grow our business, and our ability to effectively manage our growth and associated investments;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to successfully enter new markets;

•	our ability to maintain, protect and enhance our intellectual property and not infringe upon others' intellectual property;

•	our realization of any benefit from the Tax Receivable Agreement and our organizational structure; and

•	our anticipated uses of the net proceeds from the IPO.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in "Risk Factors" and elsewhere in this Form 10-Q and the Prospectus. Moreover, we operate in a very competitive and rapidly changing environment, and new risks may emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report on Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by law. You should read this report on Form 10-Q, and the documents that we reference in this report on Form 10-Q and have filed with the SEC as exhibits to our registration statement, and the Prospectus, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

Overview
We are a technology infrastructure company powering the sustainable growth of the connected world and the Internet of Everything. Using our technology platform, we provide solutions to help enable that growth. Our advanced data centers are the center of our platform and provide power densities that exceed industry averages with efficient cooling, while being powered by 100% renewable energy. These hyper scale data centers address the growing challenges facing the data center industry. Our critical infrastructure components in our data centers are purpose-built to satisfy customers' needs, drive efficiency and enable the deployment of highly advanced computing technologies.
We presently own and operate three primary campus locations, called Primes, which encompass ten colocation facilities with an aggregate of up to 4.0 million gross square feet, or GSF, of space. Our Primes consist of The Core Campus in Las Vegas, Nevada; The Citadel Campus near Reno, Nevada; and The Pyramid Campus in Grand Rapids, Michigan. In addition, we recently announced our plan to develop a fourth Prime, The Keep Campus, in Atlanta, Georgia. In addition to our Primes, we hold a 50% ownership interest in SUPERNAP International, S.A., or SUPERNAP International, which has deployed facilities in Italy and Thailand. We have accounted for this ownership interest under the equity method of accounting.
We currently have more than 800 customers, including some of the world's largest technology and digital media companies, cloud and managed service providers, financial institutions and telecommunications providers. Our business is based on a recurring revenue model comprised of (1) colocation, which includes the licensing of cabinet space and power; and (2) connectivity services. We consider these services recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract. We derive more than 95% of our revenue from recurring revenue streams and we expect to continue to do so for the foreseeable future. For the nine months ended September 30, 2016 and 2017, our largest customer, eBay, Inc., and its affiliates accounted for 14% and 10%, respectively, of our revenue.
Our non-recurring revenue is primarily comprised of installation services related to a customer's initial deployment. These services are non-recurring because they are billed typically once, upon completion of the installation.
We have achieved significant growth in our business and have a track record of strong financial performance. We generated net income of $31.4 million during the year ended December 31, 2016 and $51.1 million and $51.8 million during the nine months ended September 30, 2016 and 2017, respectively. During the nine months ended September 30, 2016 and 2017, we generated Adjusted EBITDA of $112.2 million and $143.6 million, respectively, representing an Adjusted EBITDA margin of 47.4% and 51.5%, respectively.
Factors that May Influence Future Results of Operations
Market and Economic Conditions. We are affected by general business and economic conditions in the United States and globally. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets and broad trends in industry and finance, all of which are beyond our control. Macroeconomic conditions that affect the economy and the economic outlook of the United States and the rest of the world could adversely affect our customers and vendors, which could adversely affect our results of operations and financial condition.
Growth and Expansion Activities. Our future revenue growth will depend on our ability to maintain our existing revenue base while expanding and increasing utilization at our existing and developing Prime Campus locations. Our existing Prime Campus locations currently encompass 10 data centers with an aggregate of 4.0 million GSF of space and up to 415 MW of power. As of September 30, 2017, the utilization rates at these Prime Campuses, based on currently available cabinets, were approximately 94%, 61% and 46% at The Core Campus, The Citadel Campus and The Pyramid Campus, respectively. Additionally, each of our existing Primes has room for further expansion, and we have designs to add up to 5.9 million GSF of additional space to The Citadel Campus and 940,000 GSF of additional space to The Pyramid Campus. We may be unable to attract customers to our data centers or retain them for a number of reasons, including if we fail to provide competitive pricing terms, provide space that is deemed to be inferior to that of our competitors or are unable to provide services that our existing and potential customers desire.
Cost of Power. We are a large consumer of power, and power costs account for a significant portion of our cost of revenue. We require power supply to provide many services we offer, such as powering and cooling our customers' IT equipment and operating critical data center plant and equipment infrastructure. Pursuant to our service agreements, we provide our customers with a committed level of power supply availability, and we have committed to operating our data centers with 100% clean and renewable energy. Most of our customer agreements provide the ability to increase our cost of service in response to an increase in the cost of energy. However, our gross profit can be adversely affected by increases in our cost of energy if we choose not to pass along the increases to our customers. For instance, the seasonal increase in energy costs during the summer months has not historically resulted in an adjustment to our customer pricing, and therefore has resulted in a decrease in our gross profit in those periods. Additionally, our existing customers may not renew their contracts with us or may reduce the services purchased from us, or we may be unable to attract new customers, if we experience increased power costs or limited availability of power resources, including clean and renewable energy. Our brand or reputation could be adversely affected if we are unable to provide 100% clean and renewable energy.
Capital Expenditures. Our growth and expansion initiatives require significant capital. The costs of constructing, developing, operating and maintaining data centers and growing our operations are substantial. While we strive to match the growth of our facilities to the demand for services, we still must spend significant amounts before we receive any revenue. If we are unable to generate sufficient capital to meet our anticipated capital requirements, our growth could slow and operations could be adversely affected. Our maintenance capital expenditures were $3.0 million for the nine months ended September 30, 2017.
Growth in Customers. Our results of operations could be significantly affected by the growth or reduction of our customer base. We have over 800 customers, including some of the world's largest technology and digital media companies, cloud and managed service providers, financial institutions and telecommunications providers. We believe we have significant opportunity to both grow penetration of our existing customers as well as attract new customers. Our ability to attract new customers depends on a number of factors, including our ability to offer high quality services at competitive prices and the capability of our marketing and sales team to attract new customers. Additionally, a significant portion of our revenue is highly dependent on our top 10 customers and the loss of these customers or any significant decrease in their business could adversely affect our results of operations.
Key Metrics and Non-GAAP Financial Measures
We monitor the following unaudited key metrics and financial measures that are not calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP, to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except percentages)
Recurring revenue	$95,771	$78,916	$272,978	$227,368
Capital expenditures	$64,095	$88,890	$284,011	$190,504
Adjusted EBITDA	$49,738	$34,589	$143,618	$112,202
Adjusted EBITDA margin	50.9%	42.4%	51.5%	47.4%
Recurring Revenue
We calculate recurring revenue as contractual revenue under signed contracts calculated in accordance with GAAP for the applicable period. Recurring revenue does not include any installation or other one-time revenue, which would be classified as non-recurring revenue. Management uses recurring revenue as a supplemental performance measure because it provides a useful measure of increases in contractual revenue from our customers and provides a baseline revenue measure on which to plan expenses.

The following table sets forth a reconciliation of recurring revenue to total revenue for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Recurring revenue	$95,771	$78,916	$272,978	$227,368
Non-recurring revenue	1,918	2,750	5,969	9,096
Revenue	$97,689	$81,666	$278,947	$236,464
Capital Expenditures
We define capital expenditures as cash purchases of property and equipment during a particular period. We believe that capital expenditures is a useful metric because it provides information regarding the growth of our technology infrastructure platform and the potential to expand our services and add new customers.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income adjusted for interest expense, interest income, income taxes, depreciation and amortization and for specific and defined supplemental adjustments to exclude (i) non-cash equity-based compensation expense; (ii) equity in net earnings (losses) of investments; and (iii) certain other items that we believe are not indicative of our core operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue.
Our Adjusted EBITDA and Adjusted EBITDA margin are not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to measures used in accordance with GAAP. We present Adjusted EBITDA and Adjusted EBITDA margin because we believe certain investors use them as measures of a company's historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments in presenting Adjusted EBITDA and Adjusted EBITDA margin is appropriate to provide additional information to investors because Adjusted EBITDA and Adjusted EBITDA margin exclude certain items that we believe are not indicative of our core operating performance and that are not excluded in the calculation of EBITDA. Adjusted EBITDA is also similar to the measures used under the debt covenants included in our credit facilities, except that the definition used in our credit facilities does not exclude cash gains. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational-decision making.
Our non-GAAP financial measures have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus their nearest GAAP equivalents. Non-GAAP financial measures may not provide information directly comparable to measures provided by other companies in our industry, as those other companies may calculate their non-GAAP financial measures differently. In addition, the non-GAAP measures exclude certain recurring expenses that have been and will continue to be significant expenses of our business.
The following tables set forth reconciliations of our net income to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Adjusted EBITDA:
Net income	$16,486	$15,926	$51,766	$51,140
Interest expense	8,856	2,273	17,789	6,850
Interest income (1)	(17)	(66)	(36)	(20)
Depreciation and amortization	22,890	16,454	64,676	47,589
(Gain) loss on disposal of property and equipment	(13)	319	24	718
Equity-based compensation	1,315	1,224	4,879	4,912
Equity in net losses of investments	221	1,260	955	3,814
Loss on extinguishment of debt	—	—	3,565	—
Gain on lease termination	—	(2,801)	—	(2,801)
Adjusted EBITDA	$49,738	$34,589	$143,618	$112,202
(1) Interest income is included in the "Other" line of other income (expense) in our consolidated statements of comprehensive income.

Components of Results of Operations
Revenue
During the three months ended September 30, 2016 and 2017, and the nine months ended September 30, 2016 and 2017, we derived more than 95% of our revenue from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing of cabinet space and power; and (2) connectivity services, which includes cross-connects, broadband services and external connectivity. The remainder of our revenue is from non-recurring revenue streams, which primarily includes installation and contract settlements. Based on the current growth stage of our business, we expect increases in revenue to be driven primarily by increases in volume, rather than changes in the prices we charge to our customers.
Revenue from recurring revenue streams is generally billed monthly and recognized ratably over the period to which the service relates. Contracts with our customers generally have terms of three to five years. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the expected life of the installation, which was 73 months as of September 30, 2017 and December 31, 2016. Revenue from connectivity services is generally recognized on a gross basis, primarily because we generally act as the principal in the transactions, take title to services and bear credit risk. Revenue from contract settlements, which result when a customer wishes to terminate their contract early, is recognized when no remaining performance obligations exist, to the extent that the revenue has not previously been recognized.

Cost of Revenue
Cost of revenue consists primarily of depreciation and amortization expense, expenses associated with the operations of our facilities, including electricity and other utility costs and repairs and maintenance, data center employees' salaries and benefits, including equity-based compensation, connectivity costs, and rental payments related to our leased buildings and land used in data center operations. A substantial majority of our cost of revenue is fixed in nature and may not vary significantly from period to period, unless we expand our existing data centers or open new data centers. However, there are certain costs that are considered more variable in nature, including utilities and supplies that are directly related to growth in our existing and new customer base. We expect the cost of our utilities, specifically electricity, to decrease initially as we have become an unbundled purchaser of energy in Nevada, and are able to purchase energy from the open market. The largest portion of our utility costs are fixed and a smaller portion is variable with market conditions.
Gross Profit and Gross Margin
Gross profit, or revenue less cost of revenue, and gross margin, or gross profit as a percentage of revenue, has been and will continue to be affected by various factors, including customer growth, the expansion of our existing data centers or opening of new data centers, and the cost of our utilities, specifically electricity. Our gross margin may fluctuate from period to period depending on the interplay of these factors.
Operating Expenses
Selling, General and Administrative Expense
Selling, general and administrative expenses consist primarily of salaries and related expenses, including equity-based compensation, accounting, legal and other professional service fees, real estate and personal property taxes, rental payments related to our corporate office lease, marketing and selling expenses, including sponsorships, commissions paid to partners, travel, depreciation and amortization expense, insurance, and other facility and employee related costs. This expense classification may not be comparable to those of other companies. We expect to incur additional selling, general and administrative expenses as we continue to scale our operations to invest in sales and marketing initiatives to further increase our revenue and support our growth. We also expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. As a result, we expect that our selling, general and administrative expense will continue to increase in absolute dollars but may fluctuate as a percentage of our revenue from period to period.
Other Income (Expense) Items
Interest Expense
Interest expense consists primarily of interest on our credit facilities and amortization of debt issuance costs.
Equity in Net Losses of Investments
Equity in net losses of investments primarily consists of our share of results of operations from our equity method investments, including foreign currency adjustments. We currently hold two investments, SUPERNAP International and Planet3, Inc., or Planet3. Our investments in SUPERNAP International and Planet3 were accounted for under the equity method of accounting through September 30, 2017 and December 31, 2016, respectively, and our share of their results of operations are included within equity in net losses of investments for each applicable period presented. As of September 30, 2017, the carrying value of our investment in SUPERNAP International was reduced to zero as a result of recording our share of its losses. Our losses will continue to include the foreign currency adjustments in our investment. As of December 31, 2016, we determined an other than temporary loss in the value of our investment in Planet3 had occurred, and we therefore fully impaired its carrying value. Accordingly, we discontinued the equity method of accounting for our investments in SUPERNAP International and Planet3 as of September 30, 2017 and December 31, 2016, respectively, and will not provide for additional losses until our share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.
Other
Other (expense) income items primarily consist of other items that have impacted our results of operations such as loss on extinguishment of debt resulting from termination and full repayment of previously held debt obligations, impairment of notes receivable and gains and losses resulting from other transactions.

Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Consolidated Statements of Income Data:
Revenue	$97,689	$81,666	$278,947	$236,464
Cost of revenue	50,744	47,029	144,575	125,389
Gross profit	46,945	34,637	134,372	111,075
Operating expenses:
Selling, general and administrative expense	21,494	18,225	60,941	52,508
Income from operations	25,451	16,412	73,431	58,567
Other income (expense):
Interest expense	(8,856)	(2,273)	(17,789)	(6,850)
Equity in net losses of investments	(221)	(1,260)	(955)	(3,814)
Loss on extinguishment of debt	—	—	(3,565)	—
Gain on lease termination	—	2,801	—	2,801
Other	112	246	644	436
Total other income (expense)	(8,965)	(486)	(21,665)	(7,427)
Net income	$16,486	$15,926	$51,766	$51,140
The following table sets forth the consolidated statements of income data for each of the periods presented as a percentage of revenue. Amounts may not sum due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Consolidated Statements of Income Data:
Revenue	100%	100%	100%	100%
Cost of revenue	52	58	52	53
Gross profit	48	42	48	47
Operating expenses:
Selling, general and administrative expense	22	22	22	22
Income from operations	26	20	26	25
Other income (expense):
Interest expense	(9)	(3)	(6)	(3)
Equity in net losses of investments	—	(2)	—	(2)
Loss on extinguishment of debt	—	—	(1)	—
Gain on lease termination	—	3	—	1
Other	—	—	—	—
Total other income (expense)	(9)	(1)	(8)	(3)
Net income	17%	20%	19%	22%

Comparison of the Three Months Ended September 30, 2017 and 2016
Revenue

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(in thousands, except percentage)
Colocation	$79,429	$66,107	$13,322	20
Connectivity	17,111	14,333	2,778	19
Other	1,149	1,226	(77)	(6)
Revenue	$97,689	$81,666	$16,023	20
Revenue increased by $16.0 million, or 20%, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The increase in revenue for the three months ended September 30, 2017 was primarily attributable to a $13.3 million increase in colocation revenue and a $2.8 million increase in connectivity revenue, both of which resulted from increased sales to existing customers plus adding new customers as we expanded the facilities in The Core Campus throughout 2016 and opened the first facilities in The Pyramid Campus and The Citadel Campus in June 2016 and November 2016, respectively. Approximately 32% of the increase in sales for the three months ended was attributable to new customers initiating service after September 30, 2016, and the remaining approximately 68% of the increase in sales was attributable to growth from existing customers. Our revenue churn rate, which we define as the reduction in recurring revenue attributed to customer terminations or non-renewal of expired contracts, divided by revenue at the beginning of the period, was 0.3% during the three months ended September 30, 2017, compared to 0.2% during the three months ended September 30, 2016.
We believe the increase in revenue for the three months ended September 30, 2017 was primarily related to increased volume, rather than an increase in the prices we charge our customers.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(in thousands, except percentage)
Cost of revenue	$50,744	$47,029	$3,715	8
Gross margin	48.1%	42.4%
Cost of revenue increased by $3.7 million, or 8%, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The increase for the three months ended September 30, 2017 was attributable to a $5.8 million increase in depreciation and amortization costs and a $440,000 increase in connectivity costs associated with increased occupancy, largely resulting from the buildout and expansion of The Core Campus, The Citadel Campus and The Pyramid Campus, and a $373,000 increase in salaries and related employee expenses due to an increased headcount. These increases were partially offset by a $2.4 million decrease in facilities costs, primarily due to a $2.9 million decrease in power costs from lower rates during the period as we became an unbundled purchaser of power in Nevada commencing in June 2017, offset by an increase in maintenance costs of $511,000. In addition, rent costs decreased by $509,000 from the prior year's period. Gross margin improved by 570 basis points for the three months ended September 30, 2017, compared to the three months ended September 30, 2016.

Selling, General and Administrative Expense

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(in thousands, except percentage)
Selling, general and administrative expense	$21,494	$18,225	$3,269	18
Selling, general and administrative expense increased by $3.3 million, or 18%, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The increase in selling, general, and administrative expense for the three months ended September 30, 2017 was attributable to a $2.2 million increase in professional service fees for legal and accounting services, a $1.1 million increase in salaries and related expenses predominantly due to an increase in headcount, and a $259,000 increase in depreciation and amortization expense due to the growth of our facilities, partially offset by a $431,000 decrease in taxes.
Other Income (Expense)

	Three Months Ended September 30,		Change
	2017	2016	Amount	%
	(in thousands, except percentage)
Other income (expense):
Interest expense	$(8,856)	$(2,273)	$(6,583)	(290)
Equity in net losses of investments	(221)	(1,260)	1,039	82
Gain on lease termination	—	2,801	(2,801)	(100)
Other	112	246	(134)	(54)
Total	$(8,965)	$(486)	$(8,479)	NM
NM - Not meaningful
Interest Expense
Interest expense increased by $6.6 million to $8.9 million for the three months ended September 30, 2017, compared to $2.3 million for the three months ended September 30, 2016. The increase was primarily driven by an increase in our outstanding long-term debt from $399.4 million as of September 30, 2016 to $824.1 million as of September 30, 2017.
Equity in Net Losses of Investments
Equity in net losses of investments related to our equity method investments in SUPERNAP International and Planet3 was $221,000 in net losses for the three months ended September 30, 2017, compared to $1.3 million of net losses for the three months ended September 30, 2016. The net losses for these periods are related to the financial performance of our equity method investment in Planet3 and SUPERNAP International.
Comparison of the Nine Months Ended September 30, 2017 and 2016
Revenue

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(in thousands, except percentage)
Colocation	$225,753	$193,020	$32,733	17
Connectivity	49,201	39,623	9,578	24
Other	3,993	3,821	172	5
Revenue	$278,947	$236,464	$42,483	18
Revenue increased by $42.5 million, or 18%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The increase in revenue for the nine months ended September 30, 2017 was primarily attributable to a $32.7 million increase in colocation revenue and a $9.6 million increase in connectivity revenue, which resulted from increased sales to existing customers plus adding new customers as we expanded the facilities in The Core Campus throughout

2016 and opened the first facilities in The Pyramid Campus and The Citadel Campus in June 2016 and November 2016, respectively. Approximately 26% of the increase in sales for the nine months ended September 30, 2017 was attributable to new customers initiating service after September 30, 2016, and the remaining approximately 74% of the increase in sales was attributable to growth from existing customers. Our revenue churn rate was 0.5% during each of the nine months ended September 30, 2017 and 2016.
We believe the increase in revenue during the nine months ended September 30, 2017 was primarily related to increased volume, rather than an increase in the prices we charge our customers.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(in thousands, except percentage)
Cost of revenue	$144,575	$125,389	$19,186	15
Gross margin	48.2%	47.0%
Cost of revenue increased by $19.2 million, or 15%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The increase in the cost of revenue for the nine months ended September 30, 2017 was attributable to a $15.7 million increase in depreciation and amortization costs, a $2.3 million increase in connectivity costs, and a $817,000 increase in facilities costs associated with increased occupancy, largely resulting from the buildout and expansion of The Core Campus, The Citadel Campus and The Pyramid Campus. The increased facilities costs were comprised of higher maintenance costs of $2.0 million, partially offset by a $1.2 million decrease in power costs due to lower rates as we became an unbundled purchaser of power in Nevada commencing in June 2017. In addition, salaries and related employee expenses increased by $866,000 due to increased headcount. These increases were offset by a decrease in rent costs of $540,000. Gross margin improved by 120 basis points for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.
Selling, General and Administrative Expense

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(in thousands, except percentage)
Selling, general and administrative expense	$60,941	$52,508	$8,433	16
Selling, general and administrative expense increased by $8.4 million, or 16%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The increase in selling, general, and administrative expense for the nine months ended September 30, 2017 was attributable to a $4.3 million increase in professional service fees for legal and accounting services, a $3.5 million increase in salaries and related expenses predominantly due to an increase in headcount, and a $667,000 increase in depreciation and amortization expense due to the growth of our facilities.
Other Income (Expense)

	Nine Months Ended September 30,		Change
	2017	2016	Amount	%
	(in thousands, except percentage)
Other income (expense):
Interest expense	$(17,789)	$(6,850)	$(10,939)	(160)%
Equity in net losses of investments	(955)	(3,814)	2,859	75
Loss on extinguishment of debt	(3,565)	—	(3,565)	NM
Gain on lease termination	—	2,801	(2,801)	(100)%
Other	644	436	208	48%
Total	(21,665)	(7,427)	(14,238)	(192)%
NM - Not meaningful

Interest Expense
Interest expense increased by $10.9 million to $17.8 million for the nine months ended September 30, 2017, compared to $6.9 million for the nine months ended September 30, 2016. The increase was primarily driven by an increase in our outstanding long-term debt from $399.4 million as of September 30, 2016 to $824.1 million as of September 30, 2017.
Equity in Net Losses of Investments
Equity in net losses of investments related to our equity method investments in SUPERNAP International and Planet3 was $1.0 million in net losses for the nine months ended September 30, 2017, compared to $3.8 million of net losses for the nine months ended September 30, 2016. The net losses for these periods are related to the financial performance of our equity method investment in Planet3 and SUPERNAP International.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $3.6 million for the nine months ended September 30, 2017 related to the refinancing of our original credit agreement and closing of our amended and restated credit agreement in June 2017. The loss consisted of the write-off of previously unamortized debt issuance costs of $2.1 million and lender fees of $1.5 million. There was no such extinguishment of debt during the nine months ended September 30, 2016.

Liquidity and Capital Resources
Switch, Inc. is a holding company and has no material assets other than our ownership of common units of Switch, Ltd., or Common Units. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of Switch, Ltd. and its subsidiaries and any distributions we receive from Switch, Ltd. The terms of the amended and restated credit agreement limit the ability of Switch, Ltd., among other things, to incur additional debt, incur additional liens, encumbrances or contingent liabilities, and pay distributions or make certain other restricted payments.
As of September 30, 2017, we had $8.0 million of cash. As of September 30, 2017, our total indebtedness was comprised of debt and financing obligations totaling $847.1 million consisting of (i) $593.1 million principal from our term loan facility (net of deferred debt issuance costs) and $231.0 million from our revolving credit facility and (ii) approximately $23.0 million from our capital lease obligations. As of September 30, 2017, we had access to $269.0 million in additional liquidity from our revolving credit facility. We believe we have sufficient cash and access to liquidity, coupled with anticipated cash generated from operating activities, to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including repayment of the current portion of our debt as it becomes due and completion of our development projects. We plan to continue to finance our operations and capital expenditures from customers paying for our services, through the use of our credit facilities and through the proceeds of the IPO.
In addition, with the completion of the IPO, we are obligated to make payments under the Tax Receivable Agreement we entered into with the members of Switch, Ltd. that continued to hold membership interests in Switch, Ltd. following the IPO, or the Continuing Members. Although the actual timing and amount of any payments that we make to the Continuing Members under the Tax Receivable Agreement will vary, we expect that those payments will be significant. Any payments we make to Continuing Members under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to Switch, Ltd. and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us.
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
	(unaudited)
Cash provided by operating activities	$105,789	$120,412
Cash used in investing activities	(291,428)	(194,059)
Cash provided by financing activities	170,918	69,259
Net decrease in cash	$(14,721)	$(4,388)

Cash Flows from Operating Activities
Cash from operating activities is primarily generated from operating income from our colocation and connectivity activities.
During the nine months ended September 30, 2017, cash provided by operating activities was $105.8 million, which consisted of net income of $51.8 million, adjusted by non-cash charges of $73.7 million and a net decrease of $19.7 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $64.7 million, equity-based compensation of $4.9 million, loss on extinguishment of debt of $2.1 million and equity in net losses of investments of $1.0 million. The change in our net operating assets and liabilities was primarily due to a $27.0 million decrease in accrued impact fee expense resulting from payment of the impact fee to become an unbundled purchaser of electric resources in Nevada to power our Nevada data centers and a $3.4 million increase in accounts receivable due to an increase in the number and amount of customer invoices during the period. These changes were partially offset by a $5.3 million increase in deferred revenue and customer deposits due to the timing of billings and cash received in advance of revenue recognition primarily for recurring revenue, a $1.9 million increase in accounts payable due to the timing of invoices from vendors and related payments and a $4.6 million increase in accrued expenses due to an increase in accrued payroll liabilities.
During the nine months ended September 30, 2016, cash provided by operating activities was $120.4 million, which consisted of net income of $51.1 million, adjusted by non-cash charges of $57.8 million and a net increase of $11.5 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $47.6 million, equity-based compensation of $4.9 million, equity in net losses of investments of $3.8 million, amortization of debt issuance costs of $740,000, and loss on disposal of property and equipment of $718,000. The change in our net operating assets and liabilities was primarily due to a $9.4 million increase in accrued expenses driven by an increase in accrued payroll liabilities and accrued power usage, a $1.5 million increase in deferred revenue and customer deposits due to the timing of billings and cash received in advance of revenue recognition primarily for recurring revenue, and a $779,000 increase in accounts payable due to the timing of invoices from vendors and related payments. These changes were partially offset by a $300,000 increase in accounts receivable due to an increase in the number and amount of customer invoices during the period.
Cash Flows from Investing Activities
During the nine months ended September 30, 2017, cash used in investing activities was $291.4 million, primarily consisting of capital expenditures of $284.0 million related to the expansion of our data center facilities and a $7.6 million deposit on the purchase of land for future facility expansion.
During the nine months ended September 30, 2016, cash used in investing activities was $194.1 million, primarily consisting of capital expenditures of $190.5 million related to the expansion of our data center facilities, a $2.5 million purchase of notes receivables, and an additional investment of $1.5 million in Planet3, offset by cash received on notes receivable of $445,000.
Cash Flows from Financing Activities
During the nine months ended September 30, 2017, cash provided by financing activities was $170.9 million, consisting of $976.0 million in proceeds from borrowings made on our credit facilities, partially offset by repayments of long-term debt of $621.3 million, distributions to members of $174.1 million, and payments of debt issuance costs of $8.8 million and deferred offering costs of $893,000.
During the nine months ended September 30, 2016, cash provided by financing activities was $69.3 million, consisting of $114.0 million in proceeds from borrowings made on our credit facilities, partially offset by distributions to members and repurchases of member unit options of $35.9 million, repayments of long-term debt of $7.5 million, and payment of debt issuance costs of $1.0 million.
Outstanding Indebtedness
On June 27, 2017, we entered into an amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent, and certain other lenders, consisting of a $600.0 million term loan facility, maturing on June 27, 2024, and a $500.0 million revolving credit facility, maturing on June 27, 2022, which replaced our prior credit facility. We refer to the term loan facility and the revolving credit facility as the credit facilities. We are required to repay the aggregate outstanding principal amount of the initial term loan under the term loan in consecutive quarterly installments equal to $1.5 million until final payment is made on the maturity date.
The amended and restated credit agreement permits the issuance of letters of credit upon Switch, Ltd.'s request of up to $30.0 million. As of September 30, 2017, we had $231.0 million of borrowings outstanding under the revolving credit facility and $269.0 million of availability. As of September 30, 2017, we had $593.1 million of borrowings outstanding under the term loan (net of deferred debt issuance costs). Upon satisfying certain conditions, the amended and restated credit agreement provides that Switch, Ltd. can increase the amount available for borrowing under the credit facilities no more than five times (up to an additional $75.0 million in total, plus an additional amount subject to certain leverage restrictions) during the term of the amended and restated credit agreement. On October 12, 2017, we repaid the outstanding balance on the revolving credit facility of $231.3 million, which included accrued interest of $300,000.

The credit facilities are secured by a first priority security interest in substantially all of Switch, Ltd.'s tangible and intangible personal property and guaranteed by certain of its wholly-owned subsidiaries. Interest on the credit facilities is calculated based on the base rate plus the applicable margin or a LIBOR rate plus the applicable margin, at Switch, Ltd.'s election. Interest calculations are based on 365/366 days for a base rate loan and 360 days for a LIBOR loan. Base rate interest payments are due and payable in arrears on the last day of each calendar quarter, beginning September 30, 2017. LIBOR rate interest payments are due and payable on the last day of each selected interest period (not to extend beyond three-month intervals). In addition, under the revolving credit facility we incur a fee on unused lender commitments based on the applicable margin and payment is due and payable in arrears on the last day of each calendar quarter, beginning September 30, 2017.
The credit facilities have, among other things, financial and other covenants. Beginning with the fiscal quarter ended September 30, 2017, the terms of the credit facilities require compliance with the consolidated total leverage ratio (as defined in the amended and restated credit agreement). As of September 30, 2017, the maximum consolidated total leverage ratio was 6.00 to 1.00. The maximum consolidated total leverage ratio is subject to change periodically for future fiscal quarters. We were in compliance with this covenant as of September 30, 2017. Certain covenants also limit or restrict Switch, Ltd.'s ability to, subject to specified exceptions and baskets, incur additional debt; incur additional liens, encumbrances or contingent liabilities; make investments in other persons or property; sell or dispose of its assets; merge with or acquire other companies; liquidate or dissolve ourselves of any of the subsidiary guarantors; engage in any business that is not otherwise a related line of business; engage in certain transactions with affiliates; pay dividends or make other restricted payments; and make loans, advances or guarantees.
Events of default under the credit facilities, subject to specified thresholds, include but are not limited to: nonpayment of principal, interest, fees or any other payment obligations thereunder; failure to perform or observe covenants, conditions or agreements; material violation of any representation, warranty or certification; cross-defaults to certain material indebtedness; bankruptcy or insolvency of Switch Ltd.'s subsidiary guarantors; certain monetary judgments against the subsidiary guarantors; and any change of control occurrence.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements for any of the periods presented.
Contractual Obligations
Subsequent to September 30, 2017, on October 12, 2017 we repaid the outstanding balance of $231.3 million, which included accrued interest of $300,000, on the revolving credit facility. Outside of the repayment of the revolving credit facility and routine transactions made in the ordinary course of business, there have been no material changes to the contractual obligations as disclosed in our Prospectus.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.
Revenue Recognition
We derive more than 95% of our revenue from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing of cabinet space and power; and (2) connectivity services. The remainder of our revenue is from non-recurring revenue streams, such as installation and contract settlements. We commence revenue recognition for our services when all of the following criteria are met:

•	there is persuasive evidence of an arrangement;

•	the service has been or is being provided to the customer;

•	collection of the fees is reasonably assured; and

•	the amount of fees to be paid by the customer is fixed or determinable.
Revenue from recurring revenue streams are generally billed monthly and recognized ratably over the period to which the service relates. Contracts with our customers generally have terms of three to five years. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the expected life of the installation. Revenue from connectivity services is recognized on a gross basis primarily because we act as the principal in the transactions, take title to services and bear credit risk. Revenue from contract settlements, which result when a customer wishes to terminate their contract early, is recognized when no remaining performance obligations exist, to the extent that the revenue has not previously been recognized.
Multiple Element Arrangements
We enter into multiple element revenue arrangements in which a customer may purchase a combination of the right to use network capacity (e.g., conduit and fiber optic cables), maintenance services and colocation services. Terms of performance, cancellation, termination or refunds in these arrangements are similar to those for individual stand-alone deliverables. The services we offer under these revenue arrangements qualify as separate units of accounting. Multiple deliverables within revenue arrangements are allocated to separate units of accounting if the deliverables meet both of the following criteria:

•
the delivered items have value to the customer on a stand-alone basis. The items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis; and

•	if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in our control.
At the inception of a multiple element arrangement, we must: (1) determine whether and when each unit of accounting has been delivered or performed; (2) determine the fair value of each unit of accounting using the selling price hierarchy of vendor-specific evidence of fair value, or VSOE, third-party evidence, or TPE, or our best estimate of the selling price, or BESP; and (3) allocate the total price among the various units of accounting using the relative selling price method. Once the total price has been allocated among the various units of accounting, revenue is recognized on a monthly basis over the term of the agreement when the relevant revenue recognition criteria are met for each element, which is upon acceptance or use of the services by the customer. VSOE generally exists when the deliverable is sold separately; however, in certain instances VSOE cannot be established if the deliverable cannot be priced within a narrow range or has a limited sales history. When VSOE cannot be established, the selling price for each element is established based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. When the selling price is not able to be established using VSOE or TPE, BESP is used in the allocation of arrangement consideration. BESP is our best estimate of the price at which a product or service would be sold if it were sold on a stand-alone basis. We determine BESP for a service by considering multiple factors including, but not limited to, pricing practices, market conditions, competitive landscape, type of customer, geographies, internal costs and gross margin objectives. Revenue is allocated to rights to use network capacity and related colocation services and maintenance services under these arrangements based on TPE. Revenue allocated to other colocation services provided under these arrangements is based on VSOE.
Equity-Based Compensation
We measure equity-based compensation cost at the grant date for all equity-based awards made to employees and members based on the fair value of the awards, and recognize as expense on a straight-line basis over the requisite service period, which is generally the vesting period.
Historically, we granted incentive units equity awards to our employees and members and these equity awards generally had only a service condition. The service-based condition of those equity awards generally is satisfied over a period of up to five years. We use the Black-Scholes option-pricing model to determine the fair value of our equity awards.
We estimate the fair value of our equity-based awards using the Black-Scholes option pricing model, which requires the input of highly complex and subjective variables. Our assumptions are as follows:

•
Expected volatility.    As we have not been a public company and do not have a trading history for our member equity units, the expected price volatility of the member equity units is estimated by analyzing the volatility of companies in the same industry and selecting volatility within the range.

•	Risk-free interest rate. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the equity awards.

•	Expected term. The expected term of the equity award is calculated by analyzing the historical exercise data and obtaining the weighted average of the holding period for the equity awards.

•	Expected dividend yield. The expected dividend rate is determined at the grant date for each equity award.
We will continue to use judgment in evaluating the expected volatility and expected terms used for our equity-based compensation calculations on a prospective basis.
Because the Common Units are not publicly traded, we must estimate their fair value. Historically, for all periods prior to the IPO, the fair values of Common Units were estimated on each grant date by a board of managers of Switch, Ltd. In order to determine the fair value of the Common Units, the board of managers considered, among other things, contemporaneous valuations of the Common Units prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity

Securities Issued as Compensation. The board of managers exercised reasonable judgment and considered several objective and subjective factors to determine the best estimate of the fair value of our member equity units including:

•	our historical and expected operating and financial performance;

•	current business conditions;

•	our stage of development and business strategy;

•	the likelihood of achieving a liquidity event, such as an initial public offering or sale of our company given prevailing market conditions and the nature and history of our business;

•	market multiples of comparable companies in our industry;

•	the lack of an active public market for our equity units;

•	the market performance of comparable publicly traded peer companies; and

•	macroeconomic conditions.
In determining the fair value of the Common Units, we estimated the enterprise value of our business primarily using a weighted average approach of a combination of the following three methods: (i) publicly traded data center company multiples; (ii) data center precedent transaction multiples; and (iii) the discounted cash flow method based on our five-year forecast. The weighting of these three methods varied over time. Application of these approaches involves the use of estimates, judgment and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable companies and the probability of possible future events.
For equity awards after the completion of the IPO, we expect that our board of directors will determine the fair value of each share of underlying Class A common stock based on the closing price of our Class A common stock as reported on the date of grant.
We recorded equity-based compensation expense of $4.9 million for each of the nine months ended September 30, 2017 and 2016. We expect to continue to grant equity-based awards in the future, and to the extent that we do, our equity-based compensation expense recognized in future periods will likely increase.
In addition to the above, in September 2017, we granted 7,500,000 incentive units to our chief executive officer, which we refer to as the CEO Award. We also granted 1,511,572 incentive units with a hurdle amount of $11.69 per incentive unit to our president, which we refer to as the President Award. Since the total number of Common Units granted pursuant to the CEO award equals less than 3% of all outstanding shares following the closing of the IPO (including the exercise of the underwriters' option to purchase additional shares), which we refer to as the threshold, we expect to negotiate with our chief executive officer to provide for an additional award, such that the CEO Award and any new awards held by the chief executive officer represent a number of shares of our common stock equal to the threshold. Each award vested as to 40% of the award on the closing of the IPO and will subsequently vest as to 2.5% of the award on each of the eight quarterly anniversaries of the closing of the IPO and 5% of the award each quarterly anniversary thereafter, subject to continued service.
The intrinsic value of all outstanding equity awards as of September 30, 2017 was $292.5 million based on the IPO price of $17.00 per share.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Recent Accounting Pronouncements
See Note 2 to our Consolidated Financial Statements "Summary of Significant Accounting Policies — Recent Accounting Pronouncements" for more information.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, primarily in interest rates related to our debt obligations.
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. We attempt to limit our exposure to interest rate risk by managing the mix of our borrowings and through our normal operating and financing activities. Borrowings under our amended and restated credit agreements as of September 30, 2017 bear interest at a margin above LIBOR or base rate (each as defined in the amended and restated credit agreement) as selected by us. We had $824.1 million of outstanding borrowings under our credit facilities as of September 30, 2017. During the nine months ended September 30, 2017, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would not have had a material impact on our interest expense due to changes in interest rates.
We had cash of $8.0 million as of September 30, 2017. Our cash is held in cash deposits. We do not believe that we have any material exposure to changes in the fair value of our cash deposits as a result of changes in interest rates. Declines in interest rates, however, would reduce our future interest income. During the nine months ended September 30, 2017, the effect of a hypothetical 100 basis point increase or decrease in overall interest rates would not have had a material impact on our interest income.
Item 4. CONTROLS AND PROCEDURES
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2017, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on their evaluation, as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.
Remediation Efforts and Status of Previously Disclosed Material Weakness
As previously disclosed in the Prospectus and as described below in "Risk Factors," in connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2016, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness was due to a failure of the information and communication component of internal control to provide complete and accurate output because of deficiencies in the communication process. Contracts executed by various departments were not communicated, on a timely basis, to the accounting department, resulting in recording of out-of-period adjustments that impacted the recognition and disclosure of amounts in the consolidated financial statements during the year ended December 31, 2016. We are implementing measures designed to improve our internal control over financial reporting to remediate this material weakness, including policies and procedures to improve our ability to communicate and share information in a timely manner, as well as designing and implementing improved processes and internal controls. In addition, we are formalizing our internal control documentation and strengthening supervisory reviews by our management.
While we believe that these efforts will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weakness in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting
Except as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
On August 7, 2017, Switch, Ltd. filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Aligned Data Centers LLC ("Aligned"), and MTechnology Inc. The lawsuit alleges, among other things, that Aligned has used and promoted technology at its data centers to attract clients to its facility, directly and indirectly infringing at least three of Switch, Ltd.'s patents and using Switch, Ltd.'s patented technology to attempt to unlawfully compete with Switch, Ltd. The complaint also alleges that Aligned hired a consultant to design their data centers; that this consultant had toured Switch, Ltd.'s data centers under non-disclosure agreement; and that this consultant breached his confidentiality agreements with Switch, Ltd. by using Switch, Ltd.'s designs to design the Aligned data centers. Switch, Ltd. is seeking an injunction to prevent the defendants in the lawsuit from infringing Switch, Ltd.'s patents, as well as other remedies. On August 16, 2017, Aligned filed an answer to the complaint and a motion to dismiss the lawsuit. Among other things, Aligned alleges in its answer that Switch, Ltd.'s patents in question should be declared invalid, and countersued for declaratory judgment of the non-infringement of certain of Switch, Ltd.'s patents, injunctive relief, and damages for alleged anti-competition practices involving Aligned's trademarks in violation of the Lanham Act, tortious interference with Aligned's business, and disparagement of Aligned's business. Switch, Ltd. has retained outside counsel to represent it and is vigorously defending its rights and interests. Given certain jurisdictional issues, Switch, Ltd. filed a separate complaint in the Eighth Judicial District of Nevada against the consultant, Stephen Fairfax and his business MTechnology, on September 12, 2017. Among other claims, Switch, Ltd. has raised allegations of breach of contract and misappropriation of trade secrets.
On September 7, 2017, Switch, Ltd. and Switch, Inc. (collectively, the "Defendants") were named in a lawsuit filed in the U.S. District Court for the District of Nevada by V5 Technologies d/b/a Cobalt Data Centers. The Defendants were served on September 13, 2017. The lawsuit alleges, among other things, that the Defendants have monopolized the Las Vegas Metropolitan area of Southern Nevada's data center colocation market and have engaged in unfair business practices leading to the failure of Cobalt Data Centers in 2015. The Defendants have retained outside counsel and are vigorously pursuing their rights and interests. The outcome of the Defendants' legal proceedings is inherently unpredictable, subject to significant uncertainties, and could be material to the Defendants' financial condition, results of operations, and cash flows for a particular period. For the pending matter described above, it is not possible to estimate the reasonably possible loss or range of loss.

In the ordinary course of our business, from time to time we are subject to other claims and administrative proceedings. Currently there are no other claims outstanding that we believe would have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations, liquidity and cash flows.
Item 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of the Financial Condition and Results of Operations" and the consolidated financial statements and the related notes. We cannot assure you that any of the events discussed below will not occur. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our Class A common stock could decline, and you may lose all or part of your investment.
Risks Related to Our Business
A slowdown in the demand for data center resources and other market and economic conditions could have a material adverse effect on us.
Adverse developments in the data center market or in the industries in which our customers operate could lead to a decrease in the demand for data center resources, which could have a material adverse effect on us. We face risks including:

•
a decline in the technology industry, such as a decrease in the use of mobile or web-based commerce, business layoffs or downsizing, relocation of businesses, increased costs of complying with existing or new government regulations and other factors;

•	a slowdown in the growth of the Internet generally as a medium for commerce and communication;

•	a downturn in the market for data center space generally, which could be caused by an oversupply of or reduced demand for data center space;

•	any transition by our customers of data center storage from third-party providers like us to customer-owned and operated facilities;

•
the rapid development of new technologies or the adoption of new industry standards that render our or our customers' current products and services obsolete or unmarketable and, in the case of our customers, that contribute to a downturn in their businesses, increasing the likelihood of a default under their service agreements or that they become insolvent;

•	the migration from colocation data centers to the public cloud; and

•	technological advancements that result in less data center space being required.
To the extent that any of these or other adverse conditions occurs, they are likely to impact market demand and pricing for our services.
Additionally, we and our customers are affected by general business and economic conditions in the United States and globally. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets and broad trends in industry and finance, all of which are beyond our control. Macroeconomic conditions that affect the economy and the economic outlook of the United States and the rest of the world could adversely affect our customers and vendors, which could adversely affect our results of operations and financial condition.
Any inability to manage our growth could disrupt our business and reduce our profitability.
We have experienced significant growth in recent years. Our revenue grew from $166.8 million in 2013 to $318.4 million in 2016. Our rapid growth has placed, and will continue to place, significant demands on our management and our administrative, operational and financial systems. Continued expansion increases the challenges we face in:

•	managing a large and growing customer base;

•	obtaining suitable land to build new data centers;

•	establishing new operations at additional data centers and maintaining efficient use of the data center facilities we operate;

•	expanding our service portfolio to cover a wider range of services;

•	creating and capitalizing on economies of scale;

•	obtaining additional capital to meet our future capital needs;

•	recruiting, training and retaining a sufficient number of skilled technical, sales and management personnel;

•	maintaining effective oversight over personnel and multiple data center locations;

•	coordinating work among sites and project teams; and

•	developing and improving our internal systems, particularly for managing our continually expanding business operations.
If we fail to manage the growth of our operations effectively, our businesses and prospects may be materially and adversely affected.
Our operating results may fluctuate.
We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuations in our operating results may cause the market price of our Class A common stock to be volatile. We may experience significant fluctuations in our operating results in the foreseeable future due to a variety of factors, including:

•	the timing and magnitude of depreciation and interest expense or other expenses related to the acquisition, purchase or construction of additional data centers or the upgrade of existing data centers;

•	demand for space, power and services at our data centers;

•
changes in general economic conditions, such as an economic downturn, or specific market conditions in the telecommunications and internet industries, both of which may have an impact on our customer base;

•	the duration of the sales cycle for our offerings;

•	acquisitions or dispositions we may make;

•	the financial condition and credit risk of our customers;

•	the provision of customer discounts and credits;

•	the mix of current and proposed products and offerings and the gross margins associated with our products and offerings;

•	the timing required for new and future data centers to open or become fully utilized;

•	competition in the markets in which we operate;

•	conditions related to international operations;

•	increasing repair and maintenance expenses in connection with our data centers;

•
lack of available capacity in our existing data centers to generate new revenue or delays in opening new or acquired data centers that delay our ability to generate new revenue in markets which have otherwise reached capacity;

•
the timing and magnitude of other operating expenses, including taxes, expenses related to the expansion of sales, marketing, operations and acquisitions, if any, of complementary businesses and assets;

•	the cost and availability of adequate public utilities, including power;

•	changes in employee stock-based compensation;

•	overall inflation;

•	increasing interest expense due to any increases in interest rates and/or potential additional debt financings;

•	changes in our tax planning strategies or failure to realize anticipated benefits from such strategies;

•	changes in income tax benefit or expense; and

•	changes in or new generally accepted accounting principles in the United States as periodically released by the Financial Accounting Standards Board.
Any of the foregoing factors, or other factors discussed elsewhere in this report, could have a material adverse effect on our business, results of operations and financial condition. Although we have experienced recent revenue growth, this growth rate is not necessarily indicative of future operating results. We may not be able to generate net income on a quarterly or annual basis in the future. In addition, a relatively large portion of our expenses is fixed in the short term, particularly with respect to lease and personnel expenses, depreciation and amortization and interest expenses. Therefore, our results of operations are particularly sensitive to fluctuations in revenue. As such, comparisons to prior reporting periods should not be relied upon as indications of our future performance. In addition, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors.
The data center business is capital-intensive, and our capacity to generate capital may be insufficient to meet our anticipated capital requirements. Failure to obtain the necessary capital when needed may force us to delay, limit or terminate our expansion efforts or other operations.
The costs of constructing, developing, operating and maintaining data centers and growing our operations are substantial. While we strive to match the growth of our facilities to the demand for services, we still must spend significant amounts before we receive any revenue. Moreover, the anticipated demand may not materialize and we could be left with over-capacity. In addition, we may encounter development delays, excess development costs, or delays in developing space for our customers. Moreover, the costs of constructing, developing, operating and maintaining data centers and growing our operations may increase in the future, which may make it more difficult for us to expand our business and to operate our data centers profitably. We are required to fund the costs of constructing, developing, operating and maintaining our data centers and growing our operations with cash. We may also need to raise additional funds through equity or debt financings in the future in order to meet our operating and capital needs. Additional debt or equity financing may not be available when needed or, if available, may not be available on satisfactory terms. Our inability to generate sufficient cash from operations or to obtain additional debt or equity financing may require us to prioritize projects or curtail capital expenditures and could adversely affect our results of operations. If we cannot generate sufficient capital to meet our anticipated capital requirements, our financial condition, business expansion and future prospects could be materially and adversely affected.
If we raise additional funds through further issuances of equity or equity-linked securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our Class A common stock. In addition, any debt financing that we may obtain in the future could have restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
Our success depends on our ability to license the space in our existing data centers. The failure to license the space in our data centers may harm our growth prospects, future business, financial condition and results of operations.
Our growth depends on our ability to license the space in our existing data centers. We may not be able to attract customers for the space in our data centers for a number of reasons, including if we:

•	fail to provide competitive pricing terms;

•
provide space that is deemed by existing and potential customers to be inferior to those of our competitors, based on factors, including available power, preferred design features, security considerations, location, and connectivity; or

•	are unable to provide services that our existing and potential customers desire.
If we are unable to license available space on a timely basis or at favorable pricing terms, it could have a material adverse effect on our business, results of operations and growth prospects.
We face risks associated with having a long selling and implementation cycle for our services that requires us to make significant time and resource commitments prior to recognizing revenue for those services.
We often have a long selling cycle for our largest transactions, which can range from a few months to up to a year or more. This can require our customers and us to invest significant capital, human resources and time prior to receiving any revenue. A customer's decision to utilize our colocation services or our other services often involves time-consuming contract negotiations and substantial due diligence on the part of the customer regarding the adequacy of our infrastructure and attractiveness of our resources and services. Furthermore, we may expend significant time and resources in pursuing a particular sale or customer, and we do not recognize revenue for our services until we provide the services under the terms of the applicable contract. Our efforts in pursuing a particular sale or customer may not be successful, and we may not always have sufficient capital on hand to satisfy our working capital needs between the date on which we sign an agreement with a new customer and when we first receive revenue for services delivered to the customer. If our efforts in pursuing sales and customers are unsuccessful, or our cash on hand is insufficient to cover our working capital needs over the course of our long selling cycle, our financial condition could be negatively affected.
We may not generate sufficient cash flow to meet our debt service and working capital requirements.
As of September 30, 2017, we had total indebtedness of $824.1 million under our credit facilities. While we used proceeds from our initial public offering to repay the $231.0 million in outstanding borrowings under our revolving credit facility in October 2017, we still maintain the $500.0 million revolving credit facility and can borrow additional amounts subject to the terms of the credit agreement. Our leveraged position could have important consequences, including:

•	impairing our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

•	requiring us to dedicate a substantial portion of our operating cash flow to paying principal and interest on our indebtedness, thereby reducing the funds available for operations;

•	limiting our ability to grow and make capital expenditures due to the financial covenants contained in our debt arrangements;

•	impairing our ability to adjust rapidly to changing market conditions, invest in new or developing technologies, or take advantage of significant business opportunities that may arise; and

•	making us more vulnerable if a general economic downturn occurs or if our business experiences difficulties.
Additionally, our credit facilities are secured by a first-priority security interest in substantially all of the assets of Switch, Ltd. and its wholly owned material domestic subsidiaries. Our amended and restated credit agreement also contains a number of covenants that, among other things, restrict our ability to incur additional debt, incur additional liens or contingent liabilities, make investments in other persons or property, or sell or dispose of our assets.
We will need to implement our business strategy successfully on a timely basis to meet our debt service and working capital needs. We may not successfully implement our business strategy, and even if we do, we may not realize the anticipated results of our strategy and generate insufficient operating cash flow to meet our debt service obligations and working capital needs.
In the event our cash flow is inadequate to meet our debt service and working capital requirements, we may be required, to the extent permitted under our amended and restated credit agreement and any other credit facilities, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets or reduce or delay planned capital or operating expenditures. However, any insufficient cash flow may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all. We could also face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds needed to make required payments under our indebtedness, or if we breach any covenants under our indebtedness, we would be in default under its terms and the holders of such indebtedness may be able to accelerate the maturity of such indebtedness, which could cause defaults under our other indebtedness.
Increased power costs and limited availability of power resources may adversely affect our results of operations.
We are a large consumer of power and costs of power account for a significant portion of our cost of revenue. We require power supply to provide many services we offer, such as powering and cooling our customers' servers and network equipment and operating critical data center plant and equipment infrastructure.

The amount of power our customers require may increase as they adopt new technologies, such as virtualization of hardware resources. As a result, the average amount of power utilized per server is increasing, which in turn increases power consumption required to cool the data center facilities. Pursuant to our service agreements, we provide our customers with a committed level of power supply availability. Historically, our energy costs have been seasonal, with increased costs primarily in the summer months that have affected our results of operations. Additionally, we have also committed to operating our data centers with 100% clean and renewable energy. While we are currently able to obtain 100% clean and renewable energy at costs that we believe are reasonable, a significant increase in the cost of clean and renewable energy or a decrease in its availability could have materially adverse consequences. These consequences could include placing us at a cost disadvantage if we are forced to increase our fees for providing, or damaging our brand and reputation if we are unable to provide, 100% clean and renewable energy. Although we aim to improve the energy efficiency of the data center facilities that we operate, there can be no assurance such data center facilities will be able to deliver sufficient power to meet the growing needs of our customers. Moreover, we may not be able to address those customers' needs with 100% clean and renewable energy. We may lose customers or our customers may reduce the services purchased from us due to increased power costs and limited availability of power resources, including clean and renewable power resources, or we may incur costs for data center space which we cannot utilize, which would reduce our revenue and have a material and adverse effect on our cost of revenue and results of operations.
We attempt to manage our power resources and limit exposure to system downtime due to power outages from the electric grid by having redundant power feeds from the grid and by using backup generators and battery power. However, these protections may not limit our exposure to power shortages or outages entirely. Any system downtime resulting from insufficient power resources or power outages could damage our reputation and lead us to lose current and potential customers, which would harm our financial condition and results of operations.
We generate significant revenue from data centers located in one location and a significant disruption to this location could materially and adversely affect our operations.
We generate significant revenue from data centers located at The Core Campus in Las Vegas, and a significant disruption to this location could materially and adversely affect our operations. The Pyramid Campus in Grand Rapids and The Citadel Campus near Reno opened in June 2016 and November 2016, respectively. As both locations are in the first phase of development and will require additional capital investment to reach full build out, the revenue contribution from these locations is relatively small in comparison to The Core Campus in Las Vegas. Our data centers located in Las Vegas comprised 94.6% of our revenue during the nine months ended September 30, 2017 and comprised 99.4% of our revenue during the year ended December 31, 2016. The occurrence of a catastrophic event, or a prolonged disruption in this region could materially and adversely affect our operations.
Any failure in the critical systems of the data center facilities we operate or services we provide could lead to disruptions in our customers' businesses and could harm our reputation and result in financial penalty and legal liabilities, which would reduce our revenue and have a material adverse effect on our results of operation.
The critical systems of the data center facilities we operate and the services we provide are subject to failure. Any failure in the critical systems of any data center facility we operate or services that we provide, including a breakdown in critical plant, equipment or services, such as the cooling equipment, generators, backup batteries, routers, switches, or other equipment, power supplies, or network connectivity, whether or not within our control, could result in service interruptions and data losses for our customers as well as equipment damage, which could significantly disrupt the normal business operations of our customers and harm our reputation and reduce our revenue. Any failure or downtime in one of the data center facilities that we operate could affect many of our customers. The total destruction or severe impairment of any of the data center facilities we operate could result in significant downtime of our services and loss of customer data. Since our ability to attract and retain customers depends on our ability to provide highly reliable service, even minor interruptions in our service could harm our reputation and cause us to incur financial penalties. The services we provide are subject to failures resulting from numerous factors, including:

•	power loss;

•	equipment failure;

•	human error or accidents;

•	theft, sabotage and vandalism;

•	failure by us or our suppliers to provide adequate service or maintenance to our equipment;

•	network connectivity downtime and fiber cuts;

•	security breaches to our infrastructure;

•	improper building maintenance by us;

•	physical, electronic and cyber security breaches;

•	fire, earthquake, hurricane, tornado, flood and other natural disasters;

•	extreme temperatures;

•	water damage;

•	public health emergencies; and

•	terrorism.
We provide service level commitments to our customers. As a result, service interruptions or equipment damage in our data centers could result in credits to these customers. We cannot assure you that our customers will accept these credits as compensation. Service interruptions and equipment failures may also damage our brand image and reputation. Significant or frequent service interruptions could reduce the confidence of our customers and cause our customers to terminate or not renew their licenses. In addition, we may be unable to attract new customers if we have a reputation for significant or frequent service disruptions in our data centers.
Moreover, service interruptions and equipment failures may expose us to legal liability. As our services are critical to many of our customers' business operations, any disruption in our services could result in lost profits or other indirect or consequential damages to our customers. Although our customer contracts typically contain provisions that limit our liability for breach of the agreement, including failing to meet our service level commitments, there can be no assurance that a court would enforce any contractual limitations on our liability in the event that one of our customers brings a lawsuit against us as the result of a service interruption that they may ascribe to us. The outcome of any such lawsuit would depend on the specific facts of the case and any legal and policy considerations that we may not be able to mitigate. In such cases, we could be liable for substantial damage awards.
Delays in the expansion of existing data centers or the construction of new data centers could involve significant risks to our business.
In order to meet customer demand and the continued growth of our business, we need to expand existing data centers or obtain suitable land to build new data centers. Expansion of existing data centers and construction of new data centers are currently underway or being contemplated, and such expansion and construction requires us to carefully select and rely on the experience of one or more designers, general contractors and subcontractors during the design and construction process. If a designer or contractor experiences financial or other problems during the design or construction process, we could experience significant delays and incur increased costs to complete the projects, resulting in negative impacts on our results of operations.
In addition, we need to work closely with the local power suppliers, and sometimes local governments, where we propose to locate our data centers. Delays in actions that require the assistance of such third parties, or delays in receiving required permits and approvals from such parties, may also affect the speed with which we complete data center projects or result in their not being completed at all. We have experienced such delays in receiving approvals and permits or in actions to be taken by third parties in the past and may experience them again in the future.
If we experience significant delays in the supply of power required to support the data center expansion or new construction, either during the design or construction phases, the progress of the data center expansion and construction could deviate from our original plans, which could cause material and negative effects to our revenue growth, profitability and results of operations.
We are continuing to invest in our expansion efforts but may not have sufficient customer demand in the future to realize expected returns on these investments.
We expect to continue to expand our data center footprint. In connection with our expansion plans, we may be required to commit significant operational and financial resources, but there can be no guarantee we will have sufficient customer demand in those markets to support data centers once built. This risk may be greater in a market where we have not operated previously. Once development of a data center facility is complete, we incur certain operating expenses even if there are no customers occupying any space. Consequently, if any of our properties have significant vacancies for an extended period of time, our results of operations and business and financial condition will be affected adversely, the impact of which could be material. In addition, unanticipated technological changes could affect customer requirements for data centers, and we may not have built such requirements into our new data centers. If any of these developments or contingencies were to occur, it could make it difficult for us to realize expected or reasonable returns on our investments.
If we fail to protect our proprietary intellectual property rights adequately, our competitive position could be impaired, and we may lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights.
Our success depends, in part, on our ability to protect our proprietary intellectual property rights, including certain methodologies, practices, tools, technologies and technical expertise we utilize in designing, developing, implementing and maintaining applications and processes used in providing our services. We rely on a combination of patent, trademark, trade secrets and other intellectual property laws, non-disclosure agreements with our employees, consultants, customers and other relevant persons and other measures to protect our intellectual property, including our brand identity. However, the steps we take to protect our intellectual property may be inadequate, and we may choose not to pursue or maintain protection for our intellectual property in the United States or foreign jurisdictions. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our technology and use information that we regard as proprietary to create technology that competes with ours. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. To the extent we expand our international activities, our exposure to unauthorized copying and use of our technologies and proprietary information may increase. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our technology and intellectual property.
We rely in part on trade secrets, proprietary know-how and other confidential information to maintain our competitive position. Although we enter into non-disclosure and invention assignment agreements with our employees, enter into non-disclosure agreements with our customers, consultants and other parties with whom we have strategic relationships and business alliances and enter into intellectual property assignment agreements with our consultants and vendors, no assurance can be given that these agreements will be effective in controlling access to and distribution of our technology and proprietary information. In addition, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products.
To protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Such litigation could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology, as well as any costly litigation or diversion of our management's attention and resources, could disrupt our business, as well as have a material adverse effect on our financial condition and results of operations.
We may in the future be subject to intellectual property disputes, which are costly to defend and could harm our business and operating results.
We may from time to time face allegations that we have infringed the patents, copyrights, trademarks and other intellectual property rights of third parties, including from our competitors. We may be unaware of the intellectual property rights that others may claim cover some or all of our technology or services. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict and may require us to stop using certain technologies or offering certain services or may result in significant damage awards or settlement costs.
Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, these matters, and the time and resources necessary to litigate or resolve them, could divert the time and resources of our management team and harm our business, our operating results and our reputation.
We rely on the proper and efficient functioning of computer and data-processing systems, and a large-scale malfunction could have a material adverse effect on us.
Our ability to keep our data centers operating depends on the proper and efficient functioning of computer and data-processing systems. Since computer and data-processing systems are susceptible to malfunctions and interruptions, including those due to equipment damage, power outages, computer viruses and a range of other hardware, software and network problems, we cannot guarantee that our data centers will not experience such malfunctions or interruptions in the future. Additionally, expansions and developments in the products and services that we offer could increasingly add a measure of complexity that may overburden our data center and network resources and human capital, making service interruptions and failures more likely. A significant or large-scale malfunction or interruption of one or more of any of our data centers' computer or data-processing systems could adversely affect our ability to keep such data centers running efficiently. If a malfunction results in a wider or sustained disruption to business at a property, it could have a material adverse effect on us.
We may be vulnerable to security breaches, which could disrupt our operations and have a material adverse effect on our financial condition and results of operations.
We provide the infrastructure and physical security for our customers' IT equipment, which often contains highly confidential and mission critical data. A party who is able to compromise the physical security measures protecting our data center facilities could misappropriate our or our customers' proprietary information or cause interruptions or malfunctions in our operations. As we provide assurances to our customers that we provide the highest level of security, such a compromise could be particularly harmful to our brand and reputation. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security. As techniques used to breach security change frequently and are often not recognized until launched against a target, we may not be able to implement new security measures in a timely manner or, if and when implemented, we may not be certain whether these measures could be circumvented. Any breaches that may occur could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial condition and results of operations.
In addition, any assertions of alleged security breaches or systems failure made against us, whether true or not, could harm our reputation, cause us to incur substantial legal fees and have a material adverse effect on our business, reputation, financial condition and results of operations. Whether or not any such assertion actually proceeds to litigation, we may be required to devote significant management time and attention to its resolution (through litigation, settlement or otherwise), which would detract from our management's ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant. In addition, any such resolution could involve our agreement with terms that restrict the operation of our business.
A significant portion of our revenue is highly dependent on a limited number of customers, and the loss of, or any significant decrease in business from, these customers could adversely affect our financial condition and results of operations.
Our top 10 customers accounted for approximately 38.4% of our revenue for each of the year ended December 31, 2016 and the nine months ended September 30, 2017.
A number of factors could cause us to lose customers. For instance, because many of our contracts involve services that are mission-critical to our customers, any failure by us to meet a customer's expectations could result in cancellation or non-renewal of the contract. Our service agreements usually allow our customers to terminate their agreements with us before the end of the contract period under certain specified circumstances, including our failure to deliver services as required under such agreements, and in some cases without cause as long as sufficient notice is given. In addition, our customers may decide to reduce spending on our services or demand price reductions due to a challenging economic environment or other factors, both internal and external, relating to their business such as corporate restructuring or changing their outsourcing strategy by moving more facilities in-house or outsourcing to other service providers. In addition, our reliance on any individual customer for a significant portion of our revenue may give that customer a degree of pricing leverage against us when negotiating contracts and terms of services with us.
The loss of any of our major customers, or a significant decrease in the extent of the services that they outsource to us or the price at which we sell our services to them, could materially and adversely affect our financial condition and results of operations.
Our customer contract commitments are subject to reduction and potential cancellation.
Some of our customer contracts allow for early termination, subject to payment of specified costs and penalties, which may be less than the revenue we would expect to receive under such contracts. Our customer contract commitments could significantly decrease if any of the customer contracts are terminated either pursuant to, or in violation of, the terms of such contract. In addition, our customer contract commitments during a particular future period may be reduced for reasons outside of our customers' control, such as general current economic conditions. If our customer contract commitments are significantly reduced, our results of operations and the price of our Class A common stock could be materially and adversely affected.
Even if our current and future customers have entered into a binding contract with us, they may choose to terminate such contract prior to the expiration of its terms. Any penalty for early termination may not adequately compensate us for the time and resources we have expended in connection with such contract, or at all, which could have a material adverse effect on our results of operations and cash flows.
Our customer base may decline if our customers or potential customers develop their own data centers or expand their own existing data centers.
Some of our customers have in the past, and may in the future, develop their own data center facilities. Other customers with their own existing data centers may choose to expand their data center operations in the future. One of our business strategies is to sell or lease our single-user data centers. In the event that any of our key customers were to develop or expand their own data centers, we may lose business, fail to execute on our strategy of our single-user data centers or face pressure as to the pricing of our services. In addition, if we fail to offer services that are cost-competitive and operationally advantageous as compared with services provided in-house by our customers, we may lose customers or fail to attract new customers. If we lose a customer, there is no assurance that we would be able to replace that customer at the same or a higher rate, or at all, and our business and results of operations would suffer.
Our churn rate may increase or we may be unable to achieve high contract renewal rates.
We seek to renew customer contracts when those contracts are due for renewal. We endeavor to provide high levels of customer service, support and satisfaction to maintain long-term customer relationships and to secure high rates of contract renewals for our services. Nevertheless, we cannot assure you that we will be able to renew service contracts with our existing customers or re-commit space relating to expired service contracts to new customers if our current customers do not renew their contracts. In the event of a customer's termination or non-renewal of expired contracts, our ability to enter into services contracts so that new or other existing customers utilize the expired existing space in a timely manner will affect our results of operations.
If we do not succeed in attracting new customers for our services and growing revenue from existing customers, we may not achieve our anticipated revenue growth.
Our ability to attract new customers and grow revenue from existing customers depends on a number of factors, including our ability to offer high quality services at competitive prices, the strength of our competitors and the capabilities of our marketing and sales teams to attract new customers. If we fail to attract new customers or grow revenue from existing customers, we may not be able to grow our revenue as quickly as we anticipate or at all.
The migration from colocation data centers to the public cloud may have a material adverse effect on our results of operations.
Although the demand for public cloud solutions is growing rapidly, we anticipate that there will continue to be a strong demand for colocation data centers. If our assumptions prove to be incorrect, the migration from colocation data centers to the cloud could harm our financial condition and results of operations.
Unanticipated changes in the tax rates and policies of the states in which we operate could materially and adversely affect our results of operations.
We strategically choose the locations of our U.S. campuses. One of the factors we consider is the favorable tax rates and policies that provide zero or low-tax environments for our customers to deploy IT equipment. If the tax rates and policies of the states in which our data centers are located expose our customers to higher taxes, our data centers may become less attractive to certain of our existing and potential customers, which could materially and adversely affect our results of operations.
The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could seriously harm our business.
We depend to a significant degree on the continuous service and performance of Rob Roy, our Founder, Chairman and Chief Executive Officer, and our experienced senior management team and other key personnel, any of whom could resign or be terminated for any reason at any time. Mr. Roy has been responsible for our company's strategic vision and the development of our technology and business. If he stopped working for us for any reason, it is unlikely that we would be able to find a suitable replacement immediately. The loss of Mr. Roy, a member of our senior management team or any other key employee could disrupt our business operations and create uncertainty as we search for and integrate a replacement. If any member of our senior management or key employee leaves us to join a competitor or to form a competing company, any resulting loss of existing or potential customers to any such competitor could have a material adverse effect on our business, financial condition and results of operations. In addition, we do not maintain key man life insurance for any of the senior members of our management team or our key personnel.
Future consolidation and competition in our customers' industries could reduce the number of our existing and potential customers and make us dependent on a more limited number of customers.
Mergers or consolidations in our customers' industries in the future could reduce the number of our existing and potential customers and make us dependent on a more limited number of customers. If our customers merge with or are acquired by other entities that are not our customers, they may discontinue or reduce the use of our data centers in the future. Additionally, some of our customers may compete with one another in various aspects of their businesses, which places additional competitive pressures on our customers. Any of these developments could have a material adverse effect on us.
We may not be able to compete effectively against our current and future competitors.
We offer a broad range of data center services and, as a result, we may compete with a wide range of data center service providers for some or all of the services we offer. We face competition from numerous developers, owners and operators in the data center industry, including managed service providers and REITs, some of which own or lease properties similar to ours, or may do so in the future, in the same submarkets in which our properties are located. In particular, cloud offerings may influence our customers to move workloads to cloud providers, which may reduce the services our customers obtain from us. Our current and future competitors may vary by size and service offerings and geographic presence. In addition, many data center companies are consolidating to create new companies with greater market power.
Competition is primarily centered on reputation and track record, quality and availability of data center space, quality of service, technical expertise, security, reliability, functionality, breadth and depth of services offered, geographic coverage, scale, financial strength and price. Some of our current and future competitors may have greater brand recognition, longer operating histories, stronger marketing, technical and financial resources and access to greater and less expensive power than we do. In addition, many companies in the industry are consolidating, which could further increase the market power of our competitors. As a result, some of our competitors may be able to:

•	offer space at pricing below current market rates or below the pricing we currently charge our customers;

•	bundle colocation services with other services or equipment they provide at reduced prices;

•	develop superior products or services, gain greater market acceptance and expand their service offerings more efficiently or rapidly;

•	adapt to new or emerging technologies and changes in customer requirements more quickly;

•	take advantage of acquisition and other opportunities more readily; and

•	adopt more aggressive pricing policies and devote greater resources to the promotion, marketing and sales of their services.
We operate in a competitive market, and we face pricing pressure for our services. Prices for our services are affected by a variety of factors, including supply and demand conditions and pricing pressures from our competitors. We may be required to lower our prices to remain competitive, which may decrease our margins and adversely affect our business prospects, financial condition and results of operations.
We have government customers, which subjects us to risks including early termination, audits, investigations, sanctions and penalties.
We derive some revenue from contracts with U.S., state and local governments. Some of these customers may terminate all or part of their contracts at any time, without cause. There is increased pressure for governments and their agencies to reduce spending. Some of our contracts at the state and local levels are subject to government funding authorizations.
Additionally, government contracts are generally subject to audits and investigations that could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.
If we are unable to adapt to evolving technologies and customer demands in a timely and cost-effective manner, our ability to sustain and grow our business may suffer.
The markets for the data centers we own and operate, as well as certain of the industries in which our customers operate, are characterized by rapidly changing technology, evolving industry standards, frequent new service introductions, shifting distribution channels and changing customer demands. As a result, our data center infrastructure may become less marketable due to demand for new processes and technologies, including, without limitation: (i) new processes to deliver power to, or eliminate heat from, IT equipment; (ii) customer demand for additional redundancy capacity; (iii) new technology that permits higher levels of critical load and heat removal than our data centers are currently designed to provide; and (iv) an inability of the power supply to support new, updated or upgraded technology. In addition, the systems that connect our data centers to the Internet and other external networks may become insufficient, including with respect to latency, reliability and diversity of connectivity. We may not be able to adapt to changing technologies or meet customer demands for new processes or technologies in a timely and cost-effective manner, if at all, which would adversely impact our ability to sustain and grow our business.
In addition, new technologies have the potential to replace or provide lower cost alternatives to our services. The adoption of such new technologies could render some or all of our services obsolete or unmarketable. We cannot guarantee that we will be able to identify the emergence of all of these new service alternatives successfully, modify our services accordingly, or develop and bring new services to market in a timely and cost-effective manner to address these changes. If and when we do identify the emergence of new service alternatives and introduce new services to market, those new services may need to be made available at lower profit margins than our then-current services. Failure to provide services to compete with new technologies or the obsolescence of our services could lead us to lose current and potential customers or could cause us to incur substantial costs, which would harm our operating results and financial condition. Our introduction of new alternative services that have lower price points than our current offerings may also result in our existing customers switching to the lower cost products, which could reduce our revenue and have a material adverse effect on our results of operation.
Potential future regulations that apply to industries we serve may require customers in those industries to seek specific requirements from their data centers that we are unable to provide. These may include physical security requirements applicable to the defense industry and government contractors and privacy and security regulations applicable to the financial services and health care industries. If such regulations were adopted or such extra requirements demanded by certain customers, we could lose some customers or be unable to attract new customers in certain industries, which would have materially and adverse effect our operations.
We depend on third parties to provide Internet, telecommunication and fiber optic network connectivity to our customers, and any delays or disruptions in service could have a material adverse effect on us.
Our products and infrastructure rely on third-party service providers. In particular, we depend on third parties to provide Internet, telecommunication and fiber optic network connectivity to the customers in our data centers, and we have no control over the reliability of the services provided by these suppliers. Our customers may in the future experience difficulties due to service failures unrelated to our systems and services. Any Internet, telecommunication or fiber optic network failures may result in significant loss of connectivity to our data centers. A significant loss of connectivity to our data centers could reduce the confidence of our customers and impair our ability to retain existing customers or attract new customers, which could have a material adverse effect on us.
Similarly, we depend upon the presence of Internet, telecommunications and fiber optic networks serving the locations of our data centers in order to attract and retain customers. The construction required to connect multiple carrier facilities to our data centers is complex, requiring a sophisticated redundant fiber network, and involves matters outside of our control, including regulatory requirements and the availability of construction resources. Each new data center that we develop requires significant amounts of capital for the construction and operation of a sophisticated redundant fiber network. We believe that the availability of carrier capacity affects our business and future growth. We cannot assure you that any carrier will elect to offer its services within our data centers or that once a carrier has decided to provide connectivity to our data centers that it will continue to do so for any period of time. Furthermore, some carriers are experiencing business difficulties or have announced consolidations or mergers. As a result, some carriers may be forced to downsize or terminate connectivity within our data centers, which could adversely affect our customers and could have a material adverse effect on us.
The occurrence of a catastrophic event or a prolonged disruption may exceed our insurance coverage by significant amounts.
Our operations are subject to hazards and risks normally associated with the daily operations of our data center facilities. Currently, we maintain various insurance policies for business interruption for lost profits, property and casualty, public liability, commercial employee insurance, worker's compensation, personal property and auto liability. Our business interruption insurance for lost profits includes coverage for business interruptions, our property and casualty insurance includes coverage for equipment breakdowns and our commercial employee insurance includes employee group insurance. We are self-insured for medical insurance. We believe our insurance coverage adequately covers the risks of our daily business operations. However, our current insurance policies may be insufficient in the event of a prolonged or catastrophic event. The occurrence of any such event that is not entirely covered by our insurance policies may result in interruption of our operations and subject us to significant losses or liabilities and damage our reputation as a provider of business continuity services. In addition, any losses or liabilities that are not covered by our current insurance policies may have a material adverse effect on our business, financial condition and results of operations.
Environmental problems are possible and can be costly.
Environmental liabilities could arise on the land that we own and have a material adverse effect on our financial condition and performance. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and remediate hazardous or toxic substances or petroleum product releases at or from the property. In addition, we could incur costs to comply with such laws and regulations, the violation of which could lead to substantial fines and penalties.
We may have to pay governmental entities or third parties for property damage and for investigation and remediation costs that they incurred in connection with any contamination at our current and former properties without regard to whether we knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by these environmental laws may be held responsible for all of the clean-up costs incurred.
Some of the properties may contain asbestos-containing building materials. Environmental laws require that asbestos-containing building materials be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements.
Our leases for self-developed data centers could be terminated early and we may not be able to renew our existing leases and agreements on commercially acceptable terms or our rent or payment under the agreements could increase substantially in the future, which could materially and adversely affect our operations.
Two of our facilities and one of our facilities under development are located on properties for which we have long term operating and capital leases. In some instances, we may elect to exercise an option to purchase the leased premises and facilities, or in other instances, elect to extend the term of certain leases, in each case, according to the terms and conditions under the relevant lease agreements. However, upon the expiration of such leases (including any extension terms), we may not be able to renew these leases on commercially reasonable terms, if at all. Even though the lessors for most of our data centers generally do not have the right of unilateral early termination unless they provide the required notice and opportunity to cure (as applicable), the lease may nonetheless be terminated early if we are in material breach of the lease agreements.We may assert claims for compensation against the landlords if they elect to terminate a lease agreement early and without due cause. If the leases for our data centers were terminated early prior to their expiration date, notwithstanding any compensation we may receive for early termination of such leases, or if we are not able to renew such leases, we may have to incur significant cost related to relocation. Our leased facilities are located in properties that are subject to master ground leases. If the landlords under such master ground leases elect to terminate the respective master leases in case of default or breach by the master lessees thereunder or otherwise pursuant to the terms and conditions of the relevant master lease, we may not be able to protect our leasehold interest, and may be ordered to vacate the affected premises. Any relocation could also affect our ability to provide continuous uninterrupted services to our customers and harm our reputation. As a result, our business and results of operations could be materially and adversely affected.
Any difficulties in identifying and consummating future acquisitions, alliances or joint ventures may expose us to potential risks and have an adverse effect on our business, results of operations or financial condition.
We may seek to make strategic acquisitions and enter into alliances and joint ventures to further expand our business. If we are presented with appropriate opportunities, we may acquire additional businesses, services, resources, or assets, including data centers that are complementary to our primary business. Our integration of the acquired entities or assets into our business may not be successful and may not enable us to expand into new services, customer segments or operating locations as well as we expect. This would significantly affect the expected benefits of these acquisitions. Moreover, the integration of any acquired entities or assets into our operations could require significant attention from our management. The diversion of our management's attention and any difficulties encountered in any integration process could have an adverse effect on our ability to manage our business. In addition, we may face challenges trying to integrate new operations, services and personnel with our existing operations. Our possible future acquisitions may also expose us to other potential risks, including risks associated with unforeseen or hidden liabilities, the diversion of resources from our existing businesses and technologies, our inability to generate sufficient revenue to offset the costs, expenses of acquisitions and potential loss of, or harm to, relationships with employees and customers as a result of our integration of new businesses. The occurrence of any of these events could have a material and adverse effect on our ability to manage our business, our financial condition and our results of operations.
If our or our customers' proprietary intellectual property or confidential information is misappropriated or disclosed by us or our employees in violation of applicable laws and contractual agreements, we could be exposed to protracted and costly legal proceedings, lose customers and our business could be seriously harmed.
Our employees could disclose or use our technical knowledge, practices or procedures without authorization. We have entered into confidentiality agreements with our employees that contain nondisclosure covenants that survive indefinitely as to our trade secrets. Pursuant to these confidentiality agreements, our employees are required to assign any of their inventions that are developed or reduced to practice during their employment with us that pertain to any of our lines of business activity, that are aided by the use of our time, materials or facilities, or that relate to any of their work with us. However, we may not be able to enforce the confidentiality agreements we have with our personnel.
Additionally, our customers occasionally provide us and our employees access to proprietary intellectual property and confidential information, including technology, software products, business policies and plans, trade secrets and personal data. Many of our customer contracts require us not to use or disclose such intellectual property or information and to indemnify our customers for any loss they may suffer as a result of any unauthorized use or disclosure. We use security technologies and other methods to prevent employees from making unauthorized copies, or using or disclosing such intellectual property and confidential information without authorization. The confidentiality agreements we enter into with our employees limit access to and distribution of our customers' intellectual property and other confidential information as well as our own. However, these steps may not be adequate to safeguard our and our customers' intellectual property and confidential information. Moreover, some of our customer contracts do not include any limitation on our liability with respect to breaches of our obligation to keep the intellectual property or confidential information we receive from them confidential. In addition, we may not always be aware of intellectual property registrations or applications relating to source codes, software products or other intellectual property belonging to our customers. As a result, if we or our employees misappropriate our customers' proprietary rights, our customers may consider us liable for such act and seek damages and compensation from us.
Assertions of infringement of intellectual property or misappropriation of confidential information against us, if successful, could have a material adverse effect on our business, financial condition and results of operations. Protracted litigation could also result in existing or potential customers deferring or limiting their purchase or use of our services until resolution of such litigation. Even if such assertions against us are unsuccessful, they may cause us to lose existing and future business and incur reputational harm and substantial legal fees.
Competition for employees is intense, and we may not be able to attract and retain the qualified and skilled employees needed to support our business.
We believe our success depends on the efforts and talent of our employees, including data center design, construction management, operations, engineering, IT, risk management, and sales and marketing personnel. Our future success depends on our continued ability to attract, develop, motivate and retain qualified and skilled employees. Competition for highly skilled personnel is frequently intense. We may not be able to hire and retain these personnel at compensation levels consistent with our existing compensation and salary structure. Some of the companies with which we compete for experienced employees have greater resources than we have and may be able to offer more attractive terms of employment.

In addition, we invest significant time and expenses in training our employees, which increases their value to competitors who may seek to recruit them. If we fail to retain our employees, we could incur significant expenses in hiring and training their replacements, and the quality of our services and our ability to serve our customers could diminish, resulting in a material adverse effect to our business.
We have entered, and expect to continue to enter, into joint venture, strategic collaborations and other similar arrangements, and these activities involve risks and uncertainties. A failure of any such relationship could have a material adverse effect on our business and results of operations.
We have entered, and expect to continue to enter, into joint venture, strategic collaborations and other similar arrangements. These activities involve risks and uncertainties, including the risk of the joint venture or applicable entity failing to satisfy its obligations, which may result in certain liabilities to us for guarantees and other commitments, the challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements. A failure of our business relationships could have a material adverse effect on our business and results of operations.
The uncertain economic environment may have an adverse impact on our business and financial condition.
The uncertain economic environment could have an adverse effect on our liquidity. While we believe we have a strong customer base, if the current market conditions were to worsen, some of our customers may have difficulty paying us and we may experience increased churn in our customer base and reductions in their commitments to us. We may also be required to make allowances for doubtful accounts and our results would be negatively impacted. Our sales cycle could also be lengthened if customers reduce spending on, or delay decision-making with respect to, our services, which could adversely affect our revenue growth and our ability to recognize revenue. We could also experience pricing pressure as a result of economic conditions if our competitors lower prices and attempt to lure away our customers with lower cost solutions. Finally, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.
Our international operations through our joint venture may expose us to certain operating, legal and other risks, which could adversely affect our business, results of operations and financial condition.
Our joint venture's international operations may expose us to risks that we have not generally faced in the United States. These risks include:

•	challenges caused by distance, language, cultural and ethical differences and the competitive environment;

•
heightened risks of unethical, unfair or corrupt business practices, actual or claimed, in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, and irregularities in, financial statements;

•	foreign exchange restrictions and fluctuations in currency exchange rates;

•	application of multiple and conflicting laws and regulations, including complications due to unexpected changes in foreign laws and regulatory requirements;

•	new and different sources of competition;

•	potentially different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;

•	management communication and integration problems resulting from cultural differences and geographic dispersion;

•
potentially adverse tax consequences, including multiple and possibly overlapping tax structures, the complexities of foreign value-added tax systems, restrictions on the repatriation of earnings and changes in tax rates;

•	greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;

•	the uncertainty and limitation of protection for intellectual property rights in some countries;

•	increased financial accounting and reporting burdens and complexities;

•	lack of familiarity with local laws, customs and practices, and laws and business practices favoring local competitors or partners; and

•	political, social and economic instability abroad, terrorist attacks and security concerns in general.

The occurrence of any one of these risks could harm our international business and, consequently, our results of operations. Additionally, operating in international markets requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required to operate in other countries will produce desired levels of revenue or profitability.
In addition, our agreement with our international joint venture partner limits our ability to engage in activities or transactions outside of the United States. Although we expressly retain the right to construct and license third parties to construct single-user data centers outside of the United States, we are required to grant our joint venture the reasonable opportunity to interact and reach an agreement with such customer to develop a colocation facility prior to concluding our agreement with such third party. Furthermore, in the event any such single-user data center outside the United Stated using our technology is made available to third parties as colocation space, such data center will be deemed a facility subject to our license agreement. We would then be required to make appropriate arrangements to acknowledge SUPERNAP International, S.A.'s license rights in, and to, the technology for the multitenant data center. These limitations may prevent us from pursuing otherwise attractive and potentially lucrative international expansion opportunities.
Future legislation and regulation, both domestic and abroad, governing the internet and other related communications services could have an adverse effect on our business operations.
Various laws and governmental regulations, both in the United States and abroad, governing internet related services, related communications services and information technologies remain largely unsettled, even in areas where there has been some legislative action. There may also be forthcoming regulation in the United States in the areas of cybersecurity, data privacy and data security, any of which could affect us and our customers. Similarly, data privacy regulations outside of the United States continue to evolve. Future legislation could impose additional costs on our business or require us to make changes in our operations, which could adversely affect our operations.
Our facilities may not be suitable for uses other than as data centers, which could make it difficult to sell or reposition them and could materially adversely affect our business, results of operations and financial condition.
Our data centers are designed primarily to house and run IT equipment and, therefore, contain extensive electrical and mechanical systems and infrastructure. As a result, our facilities may not be suitable for uses other than as data centers, or may require major renovations and expenditures before they can be re-leased or sold for uses other than as data centers.
Risks Related to Our Organizational Structure
Our principal asset is our interest in Switch, Ltd., and, accordingly, we depend on distributions from Switch, Ltd. to pay our taxes and expenses, including payments under the Tax Receivable Agreement. Switch, Ltd.'s ability to make such distributions may be subject to various limitations and restrictions.
We are a holding company and have no material assets other than our ownership of Common Units. We have no independent means of generating revenue or cash flow. We have determined that Switch, Ltd. will be a variable interest entity, or VIE, and that we will be the primary beneficiary of Switch, Ltd. Accordingly, pursuant to the VIE accounting model, we will consolidate Switch, Ltd. in our consolidated financial statements. In the event of a change in accounting guidance or amendments to the Switch Operating Agreement resulting in us no longer having a controlling interest in Switch, Ltd., we may not be able to consolidate its results of operations with our own, which would have a material adverse effect on our results of operations. Moreover, our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, is dependent upon the financial results and cash flows of Switch, Ltd. and its subsidiaries and distributions we receive from Switch, Ltd. There can be no assurance that Switch, Ltd. and its subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions.
Switch, Ltd. is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to holders of Common Units, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of Switch, Ltd. Under the terms of the Switch Operating Agreement, Switch, Ltd. is obligated to make tax distributions to holders of Common Units, including us. In addition to tax expenses, we will also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which we expect could be significant. As the manager of Switch, Ltd., we intend to cause Switch, Ltd. to make cash distributions to the owners of Common Units in an amount sufficient to (i) fund their tax obligations in respect of taxable income allocated to them and (ii) cover our operating expenses, including payments under the Tax Receivable Agreement. However, Switch, Ltd.'s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Switch, Ltd. is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Switch, Ltd. insolvent. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement. In addition, if Switch, Ltd. does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired. See "Risks Related to Ownership of Our Class A Common Stock".
The Tax Receivable Agreement with the Members requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that the payments we are required to make will be substantial.
Under the Tax Receivable Agreement we have entered into with Switch, Ltd. and the Members, we are required to make cash payments to the Members equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) the increases in the tax basis of assets of Switch, Ltd. resulting from any redemptions or exchanges of Common Units from the Members and (ii) certain other tax benefits related to our making payments under the Tax Receivable Agreement. Although the actual timing and amount of any payments that we make to the Members under the Tax Receivable Agreement will vary, we expect those payments will be significant. Any payments made by us to the Members under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are not conditioned on any Member's continued ownership of Common Units or our Class A common stock.
The actual amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the timing of redemptions or exchanges by the holders of Common Units, the amount of gain recognized by such holders of Common Units, the amount and timing of the taxable income we generate in the future, and the federal tax rates then applicable.
Our Founder, Chief Executive Officer and Chairman has control over all stockholder decisions because he controls a substantial majority of the combined voting power of our common stock. This will limit or preclude your ability to influence corporate matters, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval.
Rob Roy, our Founder, Chief Executive Officer and Chairman, and an affiliated entity of Mr. Roy collectively control approximately 67.2% of the combined voting power of our common stock as a result of their ownership of our Class C common stock, each share of which is entitled to 10 votes on all matters submitted to a vote of our stockholders.
As a result, Mr. Roy has the ability to substantially control us, including the ability to control any action requiring the general approval of our stockholders, including the election of our board of directors, the adoption of amendments to our articles of incorporation and bylaws and the approval of any merger or sale of substantially all of our assets. This concentration of ownership and voting power may also delay, defer or even prevent an acquisition by a third party or other change of control of us and may make some transactions more difficult or impossible without his support, even if such events are in the best interests of minority stockholders. This concentration of voting power with Mr. Roy may have a negative impact on the price of our Class A common stock. In addition, because shares of our Class C common stock will have 10 votes per share on matters submitted to a vote of our stockholders for so long as Mr. Roy beneficially owns at least 21,472,324 shares of Class C common stock, we expect that Mr. Roy will be able to control our company for the foreseeable future.
As our Chief Executive Officer, Mr. Roy has control over our day-to-day management and the implementation of major strategic investments of our company, subject to authorization and oversight by our board of directors. As a board member and officer, Mr. Roy owes us fiduciary duties, including those of care and loyalty, and must act in good faith and with a view to our interests. However, Nevada law provides that a director or officer is not personally liable to a corporation for a breach of fiduciary duty except for an act or omission constituting a breach and which involves intentional misconduct, fraud or a knowing violation of law. In addition, a director or officer is entitled to a presumption that he or she acted in good faith, on an informed basis and with a view to the interests of the corporation, and is not individually liable unless that presumption is found by a trier of fact to have been rebutted. As a stockholder, even a controlling stockholder, Mr. Roy is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally. Because Mr. Roy, personally and through an affiliated entity, holds substantially all of his economic interest in our business through Switch, Ltd., rather than through us, he may have conflicting interests with holders of shares of our Class A common stock. For example, Mr. Roy may have a different tax position from us, which could influence his decisions regarding whether and when we should dispose of assets or incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement, and whether and when we should undergo certain changes of control within the meaning of the Tax Receivable Agreement or terminate the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these tax or other considerations even where no similar benefit would accrue to us. In addition, Mr. Roy's significant ownership in us and resulting ability to control us may discourage someone from making a significant equity investment in us, or could discourage transactions involving a change in control, including transactions in which holders of shares of our Class A common stock might otherwise receive a premium for their shares over the then-current market price.
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Members that will not benefit holders of Class A common stock to the same extent as it will benefit the Members.
Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Members that will not benefit the holders of our Class A common stock to the same extent as it will benefit the Members. We have entered into the Tax Receivable Agreement with Switch, Ltd. and the Members and it will provide for the payment by us to the Members of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (i) the increases in the tax basis of assets of Switch, Ltd. resulting from any redemptions or exchanges of Common Units from the Members, and (ii) certain other tax benefits related to our making payments under the Tax Receivable Agreement. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely affect the future trading market for the Class A common stock.
In certain cases, payments under the Tax Receivable Agreement to the Members may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.
The Tax Receivable Agreement provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control or if, at any time, we elect an early termination of the Tax Receivable Agreement, then our obligations, or our successor's obligations, under the Tax Receivable Agreement to make payments thereunder would be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.
As a result of the foregoing, (i) we could be required to make payments under the Tax Receivable Agreement that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement, and (ii) if we elect to terminate the Tax Receivable Agreement early, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our obligations under the Tax Receivable Agreement.
We will not be reimbursed for any payments made to the Members under the Tax Receivable Agreement in the event that any tax benefits are disallowed.
Payments under the Tax Receivable Agreement are based on the tax reporting positions that we determine. The Internal Revenue Service or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially affect a recipient's payments under the Tax Receivable Agreement, then we will not be permitted to settle or fail to contest such challenge without the consent (not to be unreasonably withheld or delayed) of each Member that directly or indirectly owns at least 10% of the outstanding Common Units. We will not be reimbursed for any cash payments previously made to the Members under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made to a Member are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments we make to a Member will be netted against any future cash payments that we might otherwise be required to make to such Member under the terms of the Tax Receivable Agreement. However, we might not determine that we have made an excess cash payment to a Member for a number of years following the initial time of such payment. If a taxing authority challenges any of our tax reporting positions, we will not be permitted to reduce future cash payments under the Tax Receivable Agreement until such challenge is finally settled or determined. As a result, we could make payments under the Tax Receivable Agreement in excess of the tax savings that we realize in respect of the tax attributes with respect to a Member that are the subject of the Tax Receivable Agreement.

Fluctuations in our tax obligations and effective tax rate and realization of our deferred tax assets may result in volatility of our operating results.
We are subject to taxes by the U.S. federal, state, local and foreign tax authorities, and our tax liabilities will be affected by the allocation of expenses to differing jurisdictions. We record tax expense based on our estimates of future payments, which may include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets. At any one time, multiple tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these matters. We expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation;

•	changes in tax laws, regulations or interpretations thereof; or

•	future earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated earnings in countries where we have higher statutory tax rates.
In addition, a variety of factors could materially affect our effective tax rate in a given financial statement period, including changes in the mix and level of earnings, varying tax rates in the different jurisdictions in which we operate, fluctuations in valuation allowances, deductibility of certain items, or changes to existing accounting rules or regulations. In addition, tax legislation may be enacted in the future, which could negatively affect our current or future tax structure and effective tax rates. We may be subject to audits of our income, sales, and other transaction taxes by U.S. federal, state, local, and foreign taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.
Changes in tax law may have an adverse effect on our business, financial condition, and results of operations and may also affect the federal tax considerations of the purchase, ownership, and disposition of our Class A common stock.
Potential tax reform in the United States may result in significant changes to U.S. federal income tax law, including changes to the U.S. federal income taxation of corporations, including us, or changes to the U.S. federal income taxation of stockholders in U.S. corporations, including holders of our Class A common stock. Certain proposed changes to the U.S. corporate tax regime include: adjustment of the maximum corporate tax rate, immediate expensing of certain business investment, and elimination of a deduction for net interest expense, as well as substantial changes to the international tax system, including border tax adjustments, a destination based cash flow tax, and moving to a territorial based tax system. We are currently unable to predict whether any such changes will occur and, if so, the impact of such changes, including on the U.S. federal income tax considerations relating to the purchase, ownership and disposition of our common stock.
If we were deemed to be an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act, as a result of our ownership of Switch, Ltd., applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an "investment company" for purposes of the 1940 Act if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an "investment company," as such term is defined in either of those sections of the 1940 Act.
As the manager of Switch, Ltd., we will control and operate Switch, Ltd. On that basis, we believe that our interest in Switch, Ltd. is not an "investment security" as that term is used in the 1940 Act. However, if we were to cease participation in the management of Switch, Ltd., our interest in Switch, Ltd. could be deemed an "investment security" for purposes of the 1940 Act.
We and Switch, Ltd. intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
We are a controlled company within the meaning of the NYSE rules, and, as a result, we qualify for and rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.

We are considered a "controlled company" for the purposes of NYSE rules and corporate governance standards because the Founder Members control more than 50% of our combined voting power. As a controlled company, we are exempt from certain NYSE corporate governance requirements, including requirements that our board of directors have a majority of independent directors and that we either establish a Compensation and Nominating and Corporate Governance Committees comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to the board of directors by the independent members of the board of directors. While we have a majority of independent directors, our Compensation and Nominating and Corporate Governance Committees do not consist entirely of independent directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
Risks Related to Ownership of Our Class A Common Stock
The Members have the right to have their Common Units redeemed or exchanged into shares of Class A common stock, which may cause volatility in our stock price.
We have an aggregate of more than 700,000,000 shares of Class A common stock authorized but unissued, including 216,568,963 shares of Class A common stock issuable upon redemption or exchange of Common Units. Subject to the restrictions set forth in the Switch Operating Agreement, the Members may have their Common Units redeemed for shares of our Class A common stock. We have also entered into the Registration Rights Agreement pursuant to which the shares of Class A common stock issued to the Members upon redemption of Common Units are eligible for resale, subject to certain limitations set forth therein.
We cannot predict the timing or size of any future issuances of our Class A common stock resulting from the redemption or exchange of Common Units or the effect, if any, that future issuances and sales of shares of our Class A common stock may have on the market price of our Class A common stock. Sales or distributions of substantial amounts of our Class A common stock, including shares issued in connection with an acquisition, or the perception that such sales or distributions could occur, may cause the market price of our Class A common stock to decline.
An active trading market for our Class A common stock may not be sustained.
Our Class A common stock is listed on the NYSE under the symbol "SWCH." However, we cannot assure you that an active trading market for our Class A common stock will be sustained. In addition, we cannot assure you that the liquidity of any trading market will provide you the ability to sell shares of our Class A common stock when or at prices that you desire.
If our operating and financial performance in any given period does not meet the guidance that we provide to the public, our stock price may decline.
We may provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our Class A common stock may decline as well.
If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our Class A common stock, the price of our Class A common stock could decline.
The trading market for our Class A common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering our business downgrades their evaluations of our stock, the price of our Class A common stock could decline. If one or more of these analysts ceases to cover our Class A common stock, we could lose visibility in the market for our stock, which in turn could cause our Class A common stock price to decline.
The trading price of our Class A common stock may be volatile or may decline regardless of our operating performance.
Volatility in the market price of our Class A common stock may prevent you from being able to sell your shares at or above the price you paid for such shares. The market price of our Class A common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	our operating performance and prospects and those of other similar companies;

•	actual or anticipated variations in our financial condition, liquidity or results of operations;

•	changes in financial projections we may provide to the public or our failure to meet these projections;

•	change in the estimates of securities analysts relating to our earnings or other operating metrics;

•	publication of research reports about us, our significant customers, our competition, data center companies generally or the technology industry;

•	recruitment or departure of key personnel;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant technological innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	actual or anticipated developments in our business or our competitors' businesses or the competitive landscape generally;

•	developments or disputes concerning our intellectual property or our services, or third-party proprietary rights;

•	adverse market reaction to leverage we may incur or equity we may issue in the future;

•	actions by institutional stockholders;

•	actual or perceived accounting issues, including changes in accounting standards, policies, guidelines, interpretations or principles;

•	compliance with NYSE requirements;

•	speculation in the press or investment community about our company or industry or the economy in general;

•	adverse developments in the creditworthiness, business or prospects of one or more of our significant customers;

•	lawsuits threatened or filed against us;

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;

•	the realization of any of the other risk factors presented in this report;

•	the overall performance of the equity markets; and

•	general market and economic conditions.
Our anti-takeover provisions could prevent or delay a change in control of our company, even if such change in control would be beneficial to our stockholders.
Provisions of our amended and restated articles of incorporation and amended and restated bylaws, as well as provisions of Nevada law, could discourage, delay or prevent a merger, acquisition or other change in control of our company, even if such change in control would be beneficial to our stockholders. These provisions include:

•	the 10 vote per share feature of our Class C common stock;

•	authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	prohibiting the use of cumulative voting for the election of directors;

•	removal of incumbent directors only by the vote of stockholders with not less than two-thirds of the voting power of our outstanding stock;

•	prohibiting stockholders from calling special meetings;

•	requiring that our board of directors adopt a resolution in order to propose any amendment to our articles of incorporation before it may be considered for approval by our stockholders;

•
limiting the ability of stockholders to amend our bylaws and approve certain amendments to our articles of incorporation, in each case by requiring the affirmative vote of holders of at least two-thirds of the votes that stockholders would be entitled to cast in any annual election of directors;

•
after the Founder Members no longer beneficially own, directly or indirectly, at least 50% of the Class C common stock beneficially owned by the Founder Members as of the completion of the IPO, or 21,472,324 shares of Class C common stock, requiring all stockholder actions to be taken at a meeting of our stockholders; and

•
establishing advance notice and duration of ownership requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and cause us to take other corporate actions they desire. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team.
In addition, we are subject to Nevada's statute on combinations with interested stockholders (Sections 78.411-78.444 of the Nevada Revised Statutes), which prohibits us from entering into a "combination" with an "interested stockholder" for up to four years, unless certain conditions are met (such as, in some circumstances, approval by our board of directors before such person became an interested stockholder, or by both our board of directors and a supermajority of disinterested stockholders). Under the statute, an interested stockholder is a person who beneficially owns (or, if an affiliate or associate, did, within the prior two years, beneficially own) stock with 10% or more of the corporation's voting power. The inability of an interested stockholder to pursue the types of combinations restricted by the statute could discourage, delay or prevent a merger, acquisition or other change in control of our company.
Finally, a person acquiring a significant proportion of our voting stock could be precluded from voting all or a portion of such shares under Nevada's "control share" statute (Sections 78.378-78.3793 of the Nevada Revised Statutes), which prohibits an acquirer of stock, under certain circumstances, from voting its "control shares" of stock acquired up to 90 days prior to crossing certain ownership threshold percentages, unless the acquirer obtains approval of disinterested stockholders or unless the issuing corporation amends its articles of incorporation or bylaws within 10 days of the acquisition to provide that the "control share" statute does not apply to the corporation or the types of existing or future stockholders. If the voting rights are not approved, the statute would allow us to call all of such control shares for redemption at the average price paid for such shares.

Limitations on director and officer liability and our indemnification of our officers and directors may discourage stockholders from bringing suit against a director.
Our amended and restated articles of incorporation provide, pursuant to Nevada corporation law, that a director or officer shall not be personally liable to us or our stockholders for damages as a result of any breach of fiduciary duty as a director or officer, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law. In addition, a director or officer will not be liable unless presumptions in his or her favor are rebutted. These provisions may discourage stockholders from bringing suit against a director or officer for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director or officer. In addition, our amended and restated articles of incorporation and bylaws require indemnification of directors and officers to the fullest extent permitted by Nevada law.
We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our Class A common stock, which could depress the price of our Class A common stock.
Our amended and restated articles of incorporation authorize us to issue one or more series of preferred stock. Our board of directors will have the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our Class A common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our Class A common stock.
We may be subject to securities class action, which may harm our business and operating results.
Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and damages, and divert management's attention from other business concerns, which could seriously harm our business, results of operations, financial condition or cash flows.
We may also be called on to defend ourselves against lawsuits relating to our business operations. Some of these claims may seek significant damage amounts due to the nature of our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of any such proceedings. A future unfavorable outcome in a legal proceeding could have an adverse impact on our business, financial condition and results of operations. In addition, current and future litigation, regardless of its merits, could result in substantial legal fees, settlement or judgment costs and a diversion of management's attention and resources that are needed to successfully run our business.
Substantial future sales of our Class A common stock, or the perception in the public markets that these sales may occur, may depress our stock price.
Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares. As of the closing of our IPO, we had 35,937,500 shares of Class A common stock outstanding and 216,568,963 authorized but unissued shares of Class A common stock that would be issuable upon redemption or exchange of Common Units.
We and each of our directors, executive officers and holders of substantially all of our outstanding common stock (including shares of Class A common stock issuable upon redemption or exchange of Common Units) have agreed with the underwriters of our IPO, subject to certain exceptions, not to dispose of or hedge any shares of common stock or securities convertible into or exchangeable for (including the Common Units), or that represent the right to receive, shares of common stock until April 3, 2018, except with the prior written consent of Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC. All of our shares of Class A common stock (and shares of Class A common stock issuable upon redemption or exchange of Common Units) may be sold in the public market following the expiration of the applicable lock-up period, subject to applicable limitations imposed under federal securities laws. In addition, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements at any time and for any reason. Sales of a substantial number of such shares upon expiration of the lock-up and market stand-off agreements, the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for our stockholders to sell their Class A common stock at a time and price that they deem appropriate.
We have entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued upon redemption or exchange of Common Units held by the Members will be eligible for resale, subject to certain limitations set forth therein.
We also filed a registration statement on Form S-8 under the Securities Act to register all 25,000,000 shares of Class A common stock issued or issuable under our 2017 Plan. Accordingly, the shares registered on this registration statement are available for sale in the open market following the expiration of the applicable lock-up period.
In the future, we may also issue additional shares of Class A common stock, or securities convertible or exchangeable for shares of Class A common stock, to raise capital, which could constitute a material portion of our then-outstanding shares of common stock.
We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.
We are an emerging growth company, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to "emerging growth companies," including:

•	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;

•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation or golden parachute payments not previously approved.
We could be an emerging growth company for up to five years following our IPO. Our status as an emerging growth company will end as soon as any of the following takes place:

•	the last day of the fiscal year in which we have more than $1.07 billion in annual revenue;

•	the date we qualify as a "large accelerated filer," with at least $700 million of equity securities held by non-affiliates;

•	the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or

•	the last day of the fiscal year ending after the fifth anniversary of our IPO.
We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our Class A common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our Class A common stock and the market price of our Class A common stock may be more volatile.
In addition, the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company, which is neither an emerging growth company nor a company that has opted out of using the extended transition period difficult because of the potential differences in accounting standards used.
We cannot predict the impact our capital structure may have on our stock price.
In July 2017, S&P Dow Jones, a provider of widely followed stock indices, announced that companies with multiple share classes, such as ours, will not be eligible for inclusion in certain of their indices. As a result, our Class A common stock will likely not be eligible for these stock indices. Additionally, FTSE Russell, another provider of widely followed stock indices, recently stated that it plans to require new constituents of its indices to have at least five percent of their voting rights in the hands of public stockholders. Many investment funds are precluded from investing in companies that are not included in such indices, and these funds would be unable to purchase our Class A common stock. We cannot assure you that other stock indices will not take a similar approach to S&P Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.
We incur costs as a result of being a public company and in the administration of our complex organizational structure.
As a public company, we incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC. We incur ongoing periodic expenses in connection with the administration of our organizational structure. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. In estimating these costs, we took into account expenses related to insurance, legal, accounting, and compliance activities, as well as other expenses not currently incurred. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to obtain certain types of insurance and to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation. Our organizational structure, including our Tax Receivable Agreement, is complex, and we require the expertise of various tax, legal and accounting advisers to ensure compliance with applicable laws and regulations. We have incurred and will continue to incur significant expenses in connection with the administration of our organizational structure. As a result, our expenses for legal, tax and accounting compliance may be significantly greater than other companies of our size that do not have a similar organizational structure or a tax receivable agreement in place.
We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
In connection with the audit of our consolidated financial statements as of and for the year ended December 31, 2016, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to our lack of communication and information sharing within the various parts of our organization, which resulted in our recording out-of-period adjustments to our consolidated financial statements during the year ended December 31, 2016.
We are implementing measures designed to improve our internal control over financial reporting to remediate this material weakness, including policies and procedures to improve our ability to communicate and share information in a timely manner, as well as designing and implementing improved processes and internal controls. In addition, we are formalizing our internal control documentation and strengthening supervisory reviews by our management. While we are implementing measures to remediate the material weakness, we cannot predict the success of such measures or the outcome of our assessment of these measures at this time. We can give no assurance that this implementation will remediate this deficiency in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements or cause us to fail to meet our reporting obligations.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an "emerging growth company," as defined in the JOBS Act. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. We have begun the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, when applicable, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.
We may not pay dividends on our Class A common stock.
Our board of directors may elect to pay cash dividends on our Class A common stock. However, no decision has been made with respect to the amount and timing of dividend payments, if any. The continued operation and expansion of our business will require substantial funding. Accordingly, we cannot assure you that we will pay dividends in the future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. We are a holding company, and substantially all of our operations are carried out by Switch, Ltd. and its subsidiaries. Under our amended and restated credit agreement, Switch, Ltd. is currently restricted from paying cash dividends or making certain other restricted payments, and we expect these restrictions to continue in the future, which may in turn limit our ability to pay dividends on our Class A common stock. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries. Accordingly, realization of a gain on an investment in our Class A common stock may depend solely on the appreciation of the price of our Class A common stock, which may never occur.
The provision of our articles of incorporation requiring exclusive forum in the Eighth Judicial District Court of Clark County, Nevada for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
Our amended and restated articles of incorporation require that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us or our officers, directors or employees arising pursuant to any provision of Nevada law regarding corporations, mergers, conversions, exchanges or domestications, or our amended and restated articles of incorporation or amended and restated bylaws or (iv) any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine, will have to be brought only in the Eighth Judicial District Court of Clark County, Nevada. Although we believe this provision benefits us by providing increased consistency in the application of Nevada law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES; USE OF PROCEEDS

Use of Proceeds from Initial Public Offering of Class A Common Stock
On October 11, 2017, we completed the initial public offering of our Class A common stock pursuant to a Registration Statement (File No. 333-220405), which was declared effective on October 5, 2017.
Under the Registration Statement, we issued and sold an aggregate of 35,937,500 shares of our Class A common stock, including 4,687,500 shares sold pursuant to an option granted to the underwriters, at a price of $17.00 per share. Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, BMO Capital Markets Corp. and Wells Fargo Securities, LLC acted as representatives of the underwriters for the offering. We received net proceeds of approximately $577.3 million, net of underwriting discounts and commissions, including the net proceeds received from the underwriters exercise of their option to purchase additional shares of our Class A common stock, in part. No offering expenses were paid or are payable, directly or indirectly, to any of our officers, directors or their associates, to any person owning 10% or more of any class of our equity securities or to any of our affiliates.
We used all of the net proceeds to make a capital contribution to Switch, Ltd. in exchange for 35,937,500 common units of Switch, Ltd. As its sole manager, we caused Switch, Ltd. to use the net proceeds it received from us to repay all $231.0 million in outstanding borrowings under the revolving credit facility and $4.1 million in expenses related to the IPO.
No payments from the net proceeds were made, directly or indirectly, to any of our officers, directors or their associates, to any persons owning 10% or more of any class of our equity securities or to any of our affiliates.

There has been no material change in the use of proceeds as described in the Prospectus.

Item 3. DEFAULTS UPON SENIOR SECURITIES - None.

Item 4. MINE SAFETY DISCLOSURES - Not applicable.

Item 5. OTHER INFORMATION - None.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description
10.1†	Form of Restricted Stock Unit under Switch, Inc. 2017 Incentive Award Plan
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document (submitted electronically herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically herewith).
101.DEF	XBRL Extension Definition Linkbase Document (submitted electronically herewith).
101.LAB	XBRL Taxonomy Label Linkbase Document (submitted electronically herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically herewith).

___________________________________________________________________

†    Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Switch, Inc. (Registrant)

Date:	November 14, 2017	/s/ Gabe Nacht
Gabe Nacht Chief Financial Officer (Principal Financial and Accounting Officer)