Form 10-K
period 2017-12-31
Switch, Inc.
filed 2018-04-02
CIK 1710583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number 001-38231

Switch, Inc. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	82-1883953 (I.R.S. Employer Identification No.)
7135 S. Decatur Boulevard Las Vegas, NV (Address of principal executive offices)	89118 (Zip Code)

(702) 444-4111
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, par value $0.001	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
As of June 30, 2017 (the last business day of the registrant's second fiscal quarter), the registrant was not a public company and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.
As of March 12, 2018, the registrant had 36,066,544 shares of Class A common stock, 173,624,316 shares of Class B common stock, and 42,944,647 shares of Class C common stock outstanding.

Documents Incorporated by Reference
Portions of the registrant's definitive Proxy Statement for the 2018 annual meeting of the stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2017 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Switch, Inc.

BASIS OF PRESENTATION

As used in this Annual Report on Form 10-K (this "Form 10-K"), unless the context otherwise requires, references to:

•
"we," "us," "our," the "Company," "Switch" and similar references refer to Switch, Inc., and, unless otherwise stated, all of its subsidiaries, including Switch, Ltd., and, unless otherwise stated, all of its subsidiaries.

•	"Members" refer to the Founder Members, Non-Founder Members and Former Incentive Unit Holders.

•
"Founder Members" refer to Rob Roy, our Founder, Chairman and Chief Executive Officer, and an affiliated entity of Mr. Roy, each of which own Common Units (as defined below) and who may exchange their Common Units for shares of our Class A common stock. As the context requires in this Form 10-K, "Founder Members" also refers to the respective successors, assigns and transferees of such Founder Members permitted under the Switch Operating Agreement and our amended and restated articles of incorporation.

•
"Non-Founder Members" refer to those direct and certain indirect owners of interest in Switch, Ltd., other than the Founder Members, each of which own Common Units and who may exchange their Common Units for shares of our Class A common stock. The Non-Founder Members include (i) each of our named executive officers, other than Mr. Roy and (ii) Tom Thomas and Donald D. Snyder, members of our board of directors. As the context requires in this Form 10-K, "Non-Founder Members" also refers to the respective successors, assigns and transferees of such Non-Founder Members permitted under the Switch Operating Agreement and our amended and restated articles of incorporation.

•
"Former Incentive Unit Holders" refer collectively to (i) our named executive officers; (ii) an affiliated entity of Mr. Roy, our Founder, Chief Executive Officer and Chairman; (iii) Mr. Snyder, a member of our board of directors; and (iv) certain other current and former non-executive employees, in each case, who held incentive units in Switch, Ltd. and whose incentive units converted into Common Units of Switch, Ltd. in connection with our initial public offering ("IPO").

•	"Common Units" refer to the single class of issued common membership interests of Switch, Ltd.

•	"Switch Operating Agreement" refers to the Fifth Amended and Restated Operating Agreement of Switch, Ltd.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain word such as "may," "will," "should," "expects," "plans," "anticipates," "could," "intends," "target," "projects," "contemplates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Form 10-K include, but are not limited to, statements about:

•	our goals and strategies;

•	our expansion plans;

•	our future business development, financial condition and results of operations;

•	the expected growth of the data center market;

•	our expectations regarding demand for, and market acceptance of, our services;

•	our expectations regarding our customer growth rate;

•	the network effects associated with our business;

•	our plans to further invest in and grow our business, and our ability to effectively manage our growth and associated investments;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to successfully enter new markets;

•	our ability to maintain, protect and enhance our intellectual property and not infringe upon others' intellectual property; and

•	our realization of any benefit from the Tax Receivable Agreement and our organizational structure.

We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements in this Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. For a further discussion of the risks relating to our business, see "Item 1A—Risk Factors" in Part I of this Form 10-K.

Part I.

Item 1.	Business.

What We Are

Switch is a technology infrastructure company powering the sustainable growth of the connected world and the Internet of Everything. Our mission is to enable the advancement of humanity by creating smart, resilient and sustainable infrastructure solutions that support the most innovative technology ecosystems.

Company Overview

We believe the future of the connected world depends on the sustainable and cost-effective growth of the internet and the services it enables. Using our technology platform, we provide solutions to help enable that growth. We believe we are a pioneer in the design, construction and operation of some of the world's most reliable, secure, resilient and sustainable data centers. Our advanced data centers reside at the center of our platform and provide power densities that exceed industry averages with efficient cooling, while being powered by 100% renewable energy. Two of our data centers are the only carrier-neutral colocation facilities in the world to be certified Tier IV Design, Tier IV Facility and Tier IV Gold in Operational Excellence. While these certifications have been the highest classifications available in the industry, we are building our current facilities to our proprietary Tier 5 Platinum standards, which exceed and are more comprehensive than Tier IV standards. Our platform has powerful network effects and nurtures a rich technology ecosystem that benefits its participants. We further enhance these benefits as we innovate and expand our platform ecosystem. We currently have more than 800 customers, including some of the world's largest technology and digital media companies, cloud and managed service providers, financial institutions and telecommunications providers.

The growing nexus between internet connectivity, internet-based services, data and analytics, and the advancement of computational processing power is rapidly expanding the amount of data that enterprises can access and manage. At the same time, the Internet of Everything is exponentially expanding the available data sources, as utility grids, automobiles, aircraft, home appliances, wearable devices and numerous other sources are all connecting to the internet. The compute capacity necessary to manage and analyze this data is also advancing and demanding increasing amounts of power to operate. We believe that traditional technology infrastructure is not capable of supporting the growing wave of mission critical data and increasingly powerful IT equipment.

The vast majority of our data centers are greenfield construction, and our critical infrastructure components are purpose-built to satisfy customers' needs, drive efficiency and enable the deployment of highly advanced computing technologies. We build our facilities using Switch Modularly Optimized Designs, or Switch MODs. These designs allow us to rapidly deploy or replace infrastructure to meet our customers' current and future data storage and compute requirements. Additionally, our patented designs have redefined traditional data center space and cooling, allowing our customers to achieve significantly higher power densities than are available in traditional data centers. We believe the combination of these design elements reduces our operational costs, minimizes investment risk and positions us to adapt as the Internet of Everything continues to evolve. Our technologies were all designed and invented by our founder, Rob Roy, and are protected by over 400 issued and pending patent claims. Since the opening of our first colocation facility, we have delivered 100% uptime across all of our facilities.

We presently operate three primary campus locations, called Primes, which encompass 10 colocation facilities with an aggregate of up to 4.0 million gross square feet, or GSF, of space. These facilities have up to 415 megawatts, or MW, of power available to them. Our Primes consist of The Core Campus in Las Vegas, Nevada; The Citadel Campus near Reno, Nevada; and The Pyramid Campus in Grand Rapids, Michigan. In addition, we are currently constructing a fourth Prime, The Keep Campus, in Atlanta, Georgia. Our Primes are strategically located in geographies that combine a low risk of natural disaster, favorable tax policies for customers deploying computing infrastructure and low latency connectivity to major metropolitan markets, such as Los Angeles, San Francisco, Silicon Valley, Chicago, New York, Northern Virginia and Miami. As a result, customers in these metropolitan markets can access our advanced colocation facilities while reducing exposure to the higher taxes, higher cost of power and higher risk of natural disaster that might be prevalent in other markets. In addition to our Primes, SUPERNAP International, S.A., or SUPERNAP International, our international joint venture, has deployed facilities in Italy and Thailand that collectively provide up to 904,200 GSF of space, with up to 100 MW of power available to these facilities. We can also use our Switch MOD technology to build single-user facilities, and we are considering opportunities to deploy this technology in a build-to-suit offering for our enterprise customers.

We have fostered the development of a robust technology ecosystem around our platform that consists of enterprises and service providers that include cloud and managed services providers and telecommunications carriers. Both our platform and our ecosystem have self-reinforcing network effects that benefit participants as both our platform and our ecosystem grows. As our platform and customer base expands, we continue to realize growing efficiencies of scale, which allows us to provide higher value services to our customers.

We believe our advanced platform, high level of service and competitive pricing create a disruptive offering with a powerful customer value proposition that differentiates us from many other existing solutions. Our advanced data centers are designed for efficiency and allow our customers to achieve higher than average power densities per cabinet with appropriate cooling, which we believe improves the performance and increases the life of our customers' equipment. We located our data centers in areas with tax benefits, such as low or no sales tax on equipment, and access to competitively priced renewable power, both of which help further lower our customers' total cost of ownership. Finally, our Combined Ordering Retail Ecosystem, or CORE, service aggregates our customers' buying power, and can significantly lower many of our customers' connectivity costs. We believe the power of our customer value proposition is evidenced by our customer loyalty and low annual churn rate, which we define as the reduction in recurring revenue attributed to customer terminations or non-renewal of expired contracts, divided by revenue at the beginning of the period. Our average annual churn rate was 0.9% over the three years ended December 31, 2017 and 0.6% for the year ended December 31, 2017.

We believe that our technologies enable attractive cash flow yields on invested capital. Our modular expansion and vertically integrated development approach allows us to deploy capital efficiently, which further increases our yields. Across our current facilities, we have generated on average a 19.1% cash flow yield on invested capital in 2017. We define cash flow yield on invested capital as Adjusted EBITDA less corporate taxes and maintenance capital expenditures, divided by total assets, less cash, construction in progress, and non-interest-bearing liabilities.

We have achieved significant organic growth in our business and have a track record of strong financial performance. Our revenue has grown from $166.8 million in 2013 to $378.3 million in 2017, representing a compound annual growth rate, or CAGR, of 22.7%. Our net income for the years ended December 31, 2013, 2014, 2015 and 2016 was $39.9 million, $56.5 million, $73.5 million and $31.4 million, respectively. Our net loss for the year ended December 31, 2017 was $8.6 million and included a nonrecurring charge of approximately $71.3 million in equity-based compensation expense related to the accelerated vesting of certain incentive units upon our IPO and fully vested awards granted under our 2017 Incentive Award Plan. From 2013 to 2017, our Adjusted EBITDA grew from $95.5 million to $194.7 million, representing a CAGR of 19.5%. For the definition and reconciliation of Adjusted EBITDA, a non-GAAP financial measure, to net income (loss), see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Metrics and Non-GAAP Financial Measures."

Our Opportunity

Industry Background

Computational processing power continues to advance, and the amount of data that enterprises must manage, analyze and monitor is dramatically increasing. The rapid rise in data traffic and the world's reliance on the internet to deliver services and information is making the collection, storage and transfer of data one of the largest challenges created by the internet. The power requirements and financial costs to support this growth in data, traffic and storage are massive and growing. At the same time, service provider data centers are only beginning to penetrate the data center market.

Industry Limitations

Despite the continued growth of traditional data center infrastructure and the continued demand for the public cloud due to its cost-effectiveness and pay-as-you-go scalability, we believe that traditional data center infrastructure and the public cloud are not optimally suited to support the growing wave of mission critical enterprise data applications and increasingly powerful IT equipment for several reasons, including the following:

First, we believe that increases in server density are beginning to strain the current power and cooling capacity of traditional colocation data centers. As IT hardware advances, servers increase in power but decrease in size, generating more heat and requiring more cooling per cabinet. Chip feature sizes have been repeatedly scaled down to fit more transistors in smaller chips. The nodes on a chip shrank from 30,000 nanometers, or nm, in 1963 to 14 nm in 2016, and are expected to reach 5 nm by 2026. We expect these trends will require many traditional data center companies and enterprise-built data center facilities to attempt to retrofit their existing infrastructure to accommodate the additional weight of denser cabinets and the additional equipment necessary to power and cool those cabinets. Current designs typically include raised floors and cooling equipment installed on the ceiling or roof. Retrofitting these designs, even if possible, would be time-consuming, expensive and highly disruptive to existing customers, and may still not allow a data center to keep pace with technological advances.

Second, we believe that the public cloud is not an ideal solution for certain business critical data storage and computing needs. Large or sophisticated workloads may be expensive to run in the public cloud or may require higher availability and reliability than the public cloud provides. Enterprises with sensitive or regulated data, such as financial institutions and healthcare companies, may be unwilling or unable to use the public cloud for security-related or compliance reasons. In addition, some workloads require an active-active environment, which necessitates two physical environments in close proximity to each other. Further, the public cloud's shared servers are not an efficient computing environment to run analytics such as advanced machine-learning algorithms, analyze sensitive medical device data or manage autonomous vehicle networks.

Third, given the limitations of both the public cloud and the enterprise-built facilities, we expect enterprises to increasingly deploy IT equipment across hybrid cloud and colocation environments, with mission critical data stored at a colocation facility. As a result, the resiliency and security of the colocation facilities will take on even greater importance. There are significant business risks and potential costs associated with running mission-critical applications in a physical environment that is not 100% resilient and secure. These costs include lost revenue, damage to mission critical data, damage to equipment, legal and regulatory impact, and decline in brand value and reputation. In some instances, the costs can be significantly higher.

Finally, we believe that enterprises are beginning to recognize significant value from environments that encourage and facilitate interaction among their various constituents. The deeper and broader the participation that occurs within the environment, the greater the value to the various participants. As a result, data centers can add significant additional value by bringing together enterprises, cloud and managed services providers and telecommunications carriers in an environment that fosters communication, collaboration, and innovation. We believe these elements will be difficult to find among traditional colocation data centers.

We believe a significant opportunity exists for data centers that can address the shortcomings of traditional colocation facilities, enterprise-built facilities and public cloud offerings.

Our Competitive Strengths

We believe we distinguish ourselves from typical colocation providers and other technology infrastructure companies through our competitive strengths, which include:

Purpose-Built, Highly-Resilient, Patented Solutions

Our critical infrastructure components are purpose-built to satisfy customers' needs, drive efficiency and enable the deployment of highly advanced computing technologies, and our designs are protected by over 400 issued and pending patent claims. Our Switch MODs allow us to rapidly deploy or replace infrastructure as our customers' needs evolve. We believe this reduces operational costs, minimizes investment risk and facilitates our ability to adapt as the Internet of Everything continues to evolve.

We have redefined data center space and cooling, allowing our customers to achieve higher power densities than they can in traditional data centers. Our power densities enable our customers to include more IT equipment per cabinet than in typical data center environments, which can reduce space requirements and the associated monthly costs and set-up costs and drive down in-cabinet latency. Additionally, we believe our ability to run more powerful cabinets at the appropriate temperature improves performance and extends the life of our customers' equipment. This results in lower total cost of ownership for our customers.

We have the only carrier-neutral colocation facilities in the world to be certified Tier IV Design, Tier IV Facility and Tier IV Gold in Operational Excellence, all of which were among the highest classifications available in the industry at the time. This requires fully redundant systems and total fault tolerance. We utilize the most stringent operational protocols to ensure our customers' infrastructure is always on. As such, we have delivered 100% uptime across all of our facilities since the opening of our first colocation facility. In an effort to increase transparency and enhance the reliability of data center rating standards, we recently introduced a proprietary Tier 5 Platinum standard. This standard exceeds the Tier IV Gold certifications and incorporates more than 30 additional elements critical to data center design and constant operation. These elements include even more stringent parameters regarding long-term power system capabilities, the number of available carriers, zero roof penetrations, the location of cooling system lines in or above the data center, physical and network security and 100% use of renewable energy. We currently build our facilities to this Tier 5 Platinum standard.

Differentiated Technology Ecosystem Underscored by Powerful Network Effects

We operate a dynamic technology ecosystem that brings together a wide variety of parties. Many of the participants in our ecosystem collaborate and engage in commerce with one another to enhance their own businesses. As we continue to innovate, we believe our customer value proposition strengthens, attracting new customers and encouraging existing customers to grow with us. This expanding, diverse mix of enterprise customers attracts cloud service providers, managed services providers and telecommunications carriers. This growing base of service providers, in turn, attracts other new enterprise customers seeking an environment with diverse, high-quality service providers and other innovative companies with which to collaborate.

The powerful Switch technology ecosystem creates value for our enterprise customers in the form of telecommunications purchasing, robust service provider access, private interconnection alternatives among enterprise customers and the opportunity to collaborate with other participants in our ecosystem. For example, our CORE service aggregates our customers' buying power and can significantly lower customers' connectivity costs. The ecosystem yields intrinsic value for us by lowering our customer acquisition costs and enhancing our customer value proposition, which we believe drives further customer loyalty. In addition, because many of our customers choose to run mission-critical and advanced applications within our facilities, we gain exposure to emerging technologies. We believe this provides us with unique visibility into future trends and bolsters our ability to plan for evolving needs.

Commitment to Sustainability

We believe that while data runs the planet, it should not ruin the planet. We were the only company recognized by Greenpeace in its 2017 Clicking Clean report as having a 100% clean energy index. Our energy index was higher than every other technology company identified in the report, including Apple, Facebook, Google, Microsoft and Salesforce. Additionally, we were the only company in the report to receive an "A" grade in all five categories measured by Greenpeace, and our overall "A" grade outperformed all of the other data center operators, including Equinix, which received a clean energy index of 20% and a "B" grade, Digital Realty Trust, which received a clean energy index of 21% and a "C" grade, and DuPont Fabros, which received a clean energy index of 7% and an "F" grade. We believe that many technology and infrastructure companies, as well as their customers and clients, evaluate progress towards achieving clean energy goals by reference to the company scorecards included in the Greenpeace report.

Through technological innovation, industry partnerships and public advocacy, we also support renewable energy production facilities. While we are proud of our achievements in safeguarding the future of our planet, we believe our achievements in sustainability also drive customer demand. More than ever, enterprises are searching for solutions to address their own clean energy goals. Deploying IT equipment within a Switch data center helps our customers achieve their green energy objectives and reduce their carbon footprint.

Our Strong and Trusted Brand

Trust, innovation and perfection are hallmarks of the Switch brand.

We recognize the level of trust customers place in us to house and protect their IT equipment. We operate under the slogan "Truth in Technology," which embodies the notion that the product should be so amazing that nothing more than the truth is necessary to sell it. We endeavor to further safeguard our customers' trust by striving to deliver perfection in all that we do, and we are proud to have delivered 100% uptime across all of our facilities. However, we are never satisfied, and we continually strive to innovate and deliver novel solutions for the emerging challenges our customers face as technology and business needs evolve.

Our reputation and track record contribute to our efficient and robust organic growth. We have grown our customer base primarily through industry and customer referrals, and our customers tend to increase their spending with us over time, demonstrating the power of our brand and the quality of our solutions. As a result, our sales and marketing spend for the year ended December 31, 2017 was 3.7% of revenue. We believe this is among the lowest in the industry.

Visionary and Experienced Leadership Underscored by a Culture of Innovation and Execution

Our Founder, Chief Executive Officer and Chairman, Rob Roy, is a serial "inventrepreneur" who is a recognized expert in advanced end-to-end solutions for mission-critical facilities. Rob Roy first invented his design for the Switch MOD more than a decade ago and since then has added numerous inventions and corresponding patent claims to the Switch portfolio. The designs of our data center facilities are protected by over 400 issued and pending patent claims documenting inventions by Rob Roy.

Rob Roy has instilled in us the practice of "Switchful Thinking"— the state of constant willingness to change and adapt and to produce the best solutions through innovation and invention. We were built and are led by a management team of technology futurists who believe that everything is possible through listening, intellectualizing, forming a plan and executing.

We have a deep and experienced senior management team comprised of 16 members, who collectively have over 150 years of experience at Switch, and 13 of whom have been with Switch for more than five years.

Our goal is to enable the current and future compute needs of our customers and to facilitate technological advancement through smart and sustainable infrastructure solutions designed to support the most innovative technology ecosystems in the world. To accomplish this, we plan to:

•
Continue to Grow Our Existing Prime Campus Locations. We currently operate The Core Campus, The Citadel Campus and The Pyramid Campus in or near Las Vegas, Reno and Grand Rapids, respectively, and have begun development for The Keep Campus in Atlanta. These Primes currently encompass 10 data centers with an aggregate of up to 4.0 million GSF of space and up to 415 MW of power available to these facilities. We plan to continue to expand these Primes and actively pursue additional customers with strategic fit for our ecosystem, as well as sell additional solutions to existing customers. Each of our Primes has room for expansion, and we currently have designs to add up to approximately 5.9 million GSF of additional space to The Citadel Campus and approximately 940,000 GSF of additional space to The Pyramid Campus.

•
Expand into New Geographies in the United States. We intend to continue to evaluate geographic expansion opportunities for our data center facilities, focusing on areas within the United States with limited or no natural disaster risks, favorable business and tax climates, close proximity to major cities, robust telecommunications networks, and significant customer demand. For example, we recently secured land and began development for The Keep Campus to expand geographically into the southeast and mid-Atlantic United States. We believe this approach, combined with our ability to deploy capital efficiently through our modular design, reduces the risks associated with our geographic expansion and enhances the strategic value of our new locations.

•
Grow Our Single-User Line of Data Centers. Our Switch MOD design enables us to rapidly deploy new facilities in a single-user configuration. We believe this expands our addressable market opportunity in the United States and represents a potential new source of revenue. We may decide to pursue these single-user opportunities directly, or by licensing our intellectual property to third parties in U.S. markets that may not be strategic to us or that are not readily accessible.

•
Leverage Our Unique Technology Ecosystem to Drive Interconnection Growth. Our ecosystem connects more than 800 customers, including over 200 cloud and managed services providers and 80 telecommunications providers, which creates an important hub for the Internet of Everything. We plan to support our customers' interconnection needs by continuing to increase our cross connect and external broadband offerings.

•
Maintain and Extend Our Technological Leadership. We have a long history of innovation and, led by Rob Roy, we are a dynamically inventive organization. We plan to continue to invest in the development of new technologies in order to continue improving our standards for security, availability and scalability. Additionally, we intend to leverage our patented technologies and designs to strategically pursue new, adjacent market opportunities outside our core business. By leveraging our technology and leadership in data center design, we believe we can solve new problems created by the rapid expansion of the internet, data storage and analytics.

•
Pursue Strategic Partnerships. We may enter into strategic relationships with a variety of partners that contribute to our business. For example, rather than simply offering our customers connectivity to public cloud environments, frequently referred to as being an "on ramp" to the cloud, we may partner with public cloud providers to address that portion of their customers' needs that require higher density and reliability than is typically available from public cloud offerings. To facilitate these potential partnerships, we plan to expand in locations along side hyperscale cloud deployments enabling us to provide colocation for cloud customers' mission critical needs.

Our Technology

Our Solution

We design, construct and operate hyperscale data centers that address the growing challenges facing the data center industry. Key elements of our data centers include:

Modularly Optimized Design
The modular design of our data centers is enabled by our patented Switch MOD products. The Switch MOD architecture allows us to build colocation data centers of various sizes by combining multiple Switch MODs into a single structure. For example, at The Core Campus, each of our LAS VEGAS 8 and LAS VEGAS 9 facilities were constructed by combining multiple Switch MODs. Combining Switch MODs allows for shared power sources and increased operational efficiency.

We can also build any of our Switch MODs in a single-user configuration. This provides an alternative to traditional colocation for customers with large, dedicated compute and data storage needs. Regardless of whether they are used for colocation or single-user purposes, we design, manufacture and operate our Switch MODs to meet our proprietary Tier 5 Platinum standard.

The Switch POWER SPINE is an innovative adaptation allowing increased modularity in data center architecture. The Switch POWER SPINE provides the structure and pathway to provision power from any power room to any cabinet within the data center. This allows for the delivery of additional circuits to any cabinet over many years in an efficient and organized fashion. The POWER SPINE also reduces construction costs by placing the overhead weight of the heavy power conduits on the concrete steel-reinforced slab on grade floor, reducing the roof load and infrastructure needed to support that load. Placing the POWER SPINE on the grade floor also increases the seismic integrity of the facility.

The Switch Power Distribution Units, or PDUs, are part of our system-plus-system color-coded power components, which provide modular power and allow the data center to deliver 100% power uptime.

Power Density and Cooling Capacity
One of the most significant challenges faced by traditional colocation facilities is the need to increase their power density and cooling capacity to keep pace with the increases in IT equipment power requirements and heat exhaustion. Traditional data centers are designed with a raised floor and internal Computer Room Air Conditioner, or CRAC, units that take up valuable floor space. In these traditional environments, the hot air exhausted by IT equipment blends with the cold air provided by the CRAC units, which causes the temperature to rise. As customers add more equipment, the data center operator must install additional internal CRAC units. Customers in these traditional data centers are required to leave portions of the cabinets empty to reduce the amount of heat coming out of the cabinet, which forces the customer to buy additional space for their equipment to accommodate these cooling restrictions. We expect many traditional colocation facilities will be required to attempt to retrofit their infrastructure, if possible, to accommodate the additional weight of denser cabinets and the additional equipment necessary to power and cool those cabinets. Without these retrofitting changes, we believe these traditional colocation facilities will not be able to accommodate the newer servers or the higher densities required by customers who want to run them.

We have developed patented technologies that have redefined data center space and cooling, allowing customers to deploy high density and scalable IT architectures to support demanding and mission critical workloads. Our data centers are designed to enable us to adapt to customers' needs for increased power and densities without retrofitting our existing facilities. These technologies include:

•
100% Hot Aisle Containment Rows.    We refer to our patented 100% Hot Aisle Containment Row technology as the Switch T-SCIF, or Thermal Separate Compartment in Facility. As depicted in the figure below, the T-SCIF creates a fully contained hot aisle between parallel rows of cabinets. The heat from the customers' equipment exhausts into the hot aisle, where it vents up into a hot-air plenum and out of the data center via extraction fans. Simultaneously, cold air is released from the overhead vents in the cold room into the intakes of the IT equipment in the cabinets, which cools the equipment. The exhausted hot air is never allowed to blend back into the cold room, which helps ensure that our customers' IT equipment operates in the correct environmental conditions. Using this cooling method, we are able to cool power levels that significantly exceed those of traditional data centers. Our ability to support these increased densities enables our customers to use and buy less cabinet space to house their equipment, which reduces the cost of their deployment. Similarly, the ability to handle these increased densities allows us to deploy more power on less space, driving a higher return on capital.

•
Exterior Wall Penetrating Multi-Mode HVAC Units.    We provide cooling to the T-SCIFs using our patented Exterior Wall Penetrating Multi-Mode heating, ventilation and air conditioning, or HVAC, units that we refer to as the TSC 500, TSC 600 and TSC 1000. The units are attached to the exterior wall of the Switch MOD, which alleviates the cost of reinforcing the data center floor or roof to support the weight of HVAC equipment, while also enabling complete segregation of hot and cold air in the data center. The exterior location of our TSC units eliminates the need to bring water into the data center, frees up valuable IT space for cabinet deployments and allows us to repair or replace any single TSC without disrupting the data center environment. Each of our TSC 500, TSC 600 and TSC 1000 units can take advantage of multiple modes of cooling depending on the environment, which enables us to construct facilities that can be cooled entirely without water. We believe this combination of cooling methods makes our facilities the most efficient and resilient large-scale commercial data centers ever constructed.

•
Hot and Cold Containment Segregation Structure.    The Switch BLACK IRON FOREST is the framework that supports the weight of the 100% Hot Aisle Containment Rows within a T-SCIF, the ceiling for the heat containment chamber, and the power delivery pathways for each uninterruptible power system, or UPS, and cabinet system-plus-system PDU. This increases the stability and integrity of our facilities by distributing all overhead weight to a concrete steel-reinforced slab on grade floor. This structure is also connected horizontally across the facility which increases the physical stability of the facility. In addition, this structure's thermal qualities help efficiently maintain the temperature within the data center because all of this metal gets cold from all the cold air blowing on it all the time, and stays cold, radiating cold air through the room and helping to keep the room cold.

Resiliency

Another challenge faced by all data centers is the ability to assure customers that their IT equipment remains operational despite utility power outages or other unplanned occurrences. Since the opening of our first colocation facility, we have delivered 100% uptime to our customers. To accomplish this, we have implemented a tri-redundant design, consisting of three separate power systems with no single points of failure. Additionally, each power system contains its own generators and UPSs. Effectively, one entire system can experience a failure without our customers experiencing any downtime. Other proprietary elements that contribute to our resiliency include:

•
Redundant Data Center Roofing System.    Switch SHIELD is a patented system consisting of an inner roof and outer roof that are separated by nine feet. Both roofs are solid steel, unpenetrated, watertight, airtight, and rated to withstand winds up to 200 miles per hour. If the outer roof is damaged, the inner roof still protects our customers' IT equipment. Switch SHIELD mitigates extreme weather conditions and, with its dual-roof architecture, allows the maintenance, repair or replacement of the roof components while protecting the critical system operations of the data center below, even during a full roof replacement.

•
Multi-System Power Containers.    The Switch POD, or Power Optimized Delivery, consists of a separate, color-coded, tri-redundant system in a system-plus-system configuration. This tri-redundant design reinforces our mission-critical focus on delivering 100% power uptime.

•
Data Center Infrastructure Management System (DCIM).    The advanced infrastructure solutions that power, cool, connect and protect our data centers are monitored and optimized with our Living Data Center, or LDC, software. This Switch-developed and supported software monitors all the critical infrastructure of the data center macro-environment and the micro-environments for each customer. Our customers can securely access data pertaining to each of their deployments on a real-time basis as LDC dynamically updates and displays information synthesized from thousands of sensors deployed throughout each facility.

Our Campus Locations

As of December 31, 2017, we had the following Prime Campuses operating or under development at strategic locations in the United States, encompassing 10 data centers and 4.0 million GSF of space:

•
The Core Campus.    The Core Campus in Las Vegas, Nevada currently encompasses eight separate data centers with up to approximately 2.0 million GSF of space and up to 275 MW of 100% renewable power available to these facilities. We have one additional data center under construction at The Core Campus, which we expect will be operational in late 2018 to early 2019, which will provide approximately 340,000 GSF of additional space and have up to 40 MW of 100% renewable power available to the facility. The Core Campus location offers approximately 5- and 6-millisecond latencies to Southern California and Phoenix, respectively.

•
The Citadel Campus.    The Citadel Campus near Reno, Nevada is designed to be the world's largest data center campus. Our first data center in The Citadel Campus, which we believe will be the largest data center in the world upon completion, opened in November 2016. This data center is designed to include up to approximately 1.4 million GSF of space and have up to 130 MW of 100% renewable power available to the facility. We have plans to build seven additional data centers at The Citadel Campus that will provide up to approximately 5.9 million GSF of additional space and have up to 520 MW of 100% renewable power available to the facilities. We anticipate that the first of these data centers will become operational in 2019, with the remaining to be constructed as necessary to meet customer demand. The Citadel Campus location offers approximately 4-millisecond latency to Northern California.

•
The Pyramid Campus.    The Pyramid Campus is our Northeastern Prime and is located in Grand Rapids, Michigan. It was designed to be the largest data center campus in the eastern United States. The first data center space became available in the Switch Pyramid, an adaptive reuse of the former Steelcase Pyramid, in June 2016. The Switch Pyramid is designed to include up to 220,000 GSF of datacenter floorspace and have up to 10 MW of 100% renewable power available to the facility. The Pyramid Campus is planned to include up to two additional data centers that will provide up to approximately 940,000 GSF of additional space and have up to 100 MW of 100% renewable power available to the facilities. We expect to construct these facilities as necessary to meet customer demand. In addition to serving the Michigan market, The Pyramid Campus location offers approximately 4-millisecond latency to Chicago.

•
The Keep Campus.    The Keep Campus is our Southeastern Prime under development and located in Atlanta, Georgia. We began developing the campus in June 2017 and began construction in the fourth quarter of 2017, with data center space currently planned to be available in 2019.

The Core Campus and The Citadel Campus are connected through a fiber network known as the Switch SUPERLOOP. The Switch SUPERLOOP gives customers the advantages of a highly available yet low latency fiber network in close proximity to the major markets of California, but without the high taxes, the high cost of power or the high risk of natural disasters associated with California. The latency between The Core Campus and The Citadel Campus locations is approximately 7 milliseconds using the Nevada portion of the SUPERLOOP. This connectivity enables customers to deploy mission-critical infrastructure and workloads in a large active-active data center configuration. It also provides geographical redundancy of data center deployments while staying within Nevada's tax-advantaged business climate. Through our carrier partners, the Switch SUPERLOOP location also provides approximately 4-millisecond connectivity from The Citadel Campus to the Bay Area and approximately 5-millisecond connectivity from The Core Campus to Southern California (round trip).

We carefully chose the locations of our U.S. campuses based on characteristics that we believed would help drive resiliency, performance and cost efficiencies for our customers. Our Prime campus locations are located in areas with low natural disaster risk. For example, the State of Nevada boasts the lowest natural disaster rating in the Western United States. Additionally, each of these locations offers favorable tax and economic development policies that provide zero or low-tax environments for our customers to deploy IT equipment. While all of our locations offer a lower-cost source of 100% renewable power, there are additional efficiency advantages. For example, the Nevada climate is characterized by low humidity and relatively stable temperatures for most of the year. This improves cooling efficiencies and reduces power consumption. We own most of our facilities, and where the land and shell are not owned, we hold long-term leases on those assets.

In addition to our Primes, SUPERNAP International has deployed facilities in Italy and Thailand that collectively provide up to 904,200 GSF of space, with up to 100 MW of power available to the facilities.

Our Platform Has Powerful Network Effects and Nurtures a Rich Technology Ecosystem

Our technology infrastructure platform supports a dynamic technology ecosystem bringing together enterprises and service providers, including cloud and managed services providers and telecommunications carriers. Participants benefit from the proximity to these service providers, customers and collaborators. Our platform and our ecosystem have independent but synergistic self-proliferating network effects that benefit participants as we continue to innovate, our platform evolves and our ecosystem grows.

As we continue to improve and enhance our technology, we believe our customer value proposition grows stronger. In turn, our ability to deliver increasing value to our customers attracts new customers and encourages existing customers to grow with us.

Our Technology Ecosystem Creates Significant Value and Has Powerful Network Effects

Our hyperscale data centers are akin to a large and dynamic digital city, which is home to a wide variety of technology citizens. These citizens engage in commerce with each other and collaborate to enhance their offerings to the world in general. All benefit from the density of our facilities, the proximity to each other and the opportunity to interact in a safe, secure and stable environment. Our ecosystem includes numerous enterprises from a wide variety of business segments, many of which are operating their most dense deployments and hosting mission-critical data and applications. These enterprises attract other participants within the ecosystem, such as cloud platform providers, managed services providers and telecommunications carriers that we refer to collectively as ecosystem service providers.

In turn, the presence of these ecosystem service providers attracts other new enterprise customers seeking to collaborate with our ecosystem service providers. This further differentiates our ecosystem by increasing customer diversity and the range of mission-critical applications run within a single campus. We proactively foster an environment where technology companies can connect and innovate on various projects, which further increases participation in the ecosystem.

The powerful Switch technology ecosystem envisioned by Rob Roy creates value for our enterprise customers, such as:

•
Telecommunications Purchasing.    The scale of our campuses attracts a robust network of telecommunications carriers to our facilities that is mutually beneficial to our customers and the carriers. The size and diversity of customers in our campuses generate significant demand for connectivity, while at the same time providing a cost effective entry point for carriers. Because of Rob Roy's inventions, Switch can fit a significantly larger amount of customers into each data center campus, therefore on-net telecommunications carriers can sell large quantities of services to this ecosystem of customers. Our CORE purchasing cooperative aggregates the buying power of our customers, enabling us to provide significant cost-savings on connectivity, while also maintaining a flexible and expansive carrier partner ecosystem from which our customers can choose. Customers can use CORE to acquire connectivity services outside of our campuses.

•
Service Provider Access.    Our Switch CLOUD ecosystem provides our customers with direct access to more than 200 cloud and managed services providers and the flexibility to leverage the right mix of on- and off-premise public and private cloud services. By establishing these connections within our facility, our customers enjoy low-latency, highly secure and flexible access to multiple cloud providers to meet their unique business requirements.

•
Interconnectivity.    Our ecosystem connects more than 800 customers, including over 200 cloud and managed services providers and more than 80 telecommunications providers, which enhances our customers' ability to inter- and cross-connect. The ability for customers to privately interconnect has many benefits including reducing costs, optimizing performance and satisfying regulatory requirements. Interconnecting within our data center allows customers to avoid the expense associated with long-haul dedicated connectivity and provides reduced latency and higher availability. By cross-connecting within our facilities, regulated entities can avoid the need to exchange traffic over the internet, thereby satisfying regulatory security requirements in a more cost-efficient manner.

•
Collaborative Innovation.    Our dedicated non-commissioned sales team is driven to help our customers connect, innovate and develop technologies of the future and actively works to foster collaboration amongst our ecosystem participants. Because our sales force is non-commissioned, they are enabled and encouraged to build positive relationships and foster interaction between our customers on a platform grounded in truth. This is part of our Truth in Technology commitment. For example, we connected a small Internet Protocol television, or IPTV, company in our ecosystem with a large hospitality company in our ecosystem that was frustrated with the performance of, and options available on, the televisions in its hotel rooms. We also assisted them with their technical collaboration. As a result, the IPTV company now provides services to over 5,000 hotel rooms operated by the hospitality company. We believe our ecosystem played a key role in initiating and developing this successful relationship.

Our technology ecosystem also creates intrinsic value for Switch, such as:

•
Visibility into Future Technologies.    Our customers run some of their most mission-critical and advanced applications in our hyperscale facilities and our exposure to that technology gives us unique visibility into future trends and allows us to plan for future needs.

•	Lower Customer Acquisition Costs. Our ecosystem attracts customers. This natural and self-reinforcing phenomenon results in less time and money spent acquiring customers.

•
Customer Loyalty.    Our ecosystem helps support our strong customer value proposition, which in turn creates customer loyalty. We believe this loyalty is evidenced by our low annual churn rate, which averaged approximately 0.9% over the three years ended December 31, 2017 and 0.6% for the year ended December 31, 2017. Additionally, for the year ended December 31, 2017, approximately 54% of our revenue was derived from parties that had been our customer for more than five years. Moreover, our customers regularly expand their deployments within our facilities. For example, approximately 84% of the increase in revenue for the year ended December 31, 2017 was attributable to growth from existing customers, while the remaining 16% of the increase in revenue was attributable to new customers initiating service after December 31, 2016.

Our Customer Scale and Density allows us to offer Collaborative Services

As our platform and customer base continues to expand, we continue to realize growing efficiencies and benefits of scale at each of our Primes. Our large and growing customer base within each Prime has provided us with the economies of scale necessary to provide our customers valuable ancillary services, such as Switch CONNECT and Switch SAFE.

•
Switch CONNECT.    Switch CONNECT provides telecommunications audit and agency services that help our customers evaluate network needs and purchase substantially discounted telecommunications services through CORE, our purchasing cooperative. CORE aggregates the buying power of the over $6 trillion combined market capitalization of the customers in our ecosystem. Our Switch CONNECT team has achieved savings in excess of 50% for our customers compared with their previous telecommunications spend.

•
Switch SAFE.    Switch SAFE provides our customers with a large scale, always-on distributed denial of service (D/DoS) attack mitigation platform. We work with customers to understand attack profiles and configure networks to respond to the evolving threat landscape. Switch SAFE is capable of managing attacks of up to 300 gigabits-per-second and 220 million packets-per-second from a single device, allowing our customers to keep their mission critical services up and running.

Our customer density results in a multiplicity of technology enterprises in the same location which creates a powerful environment for both our enterprise customers and our ecosystem service providers. We believe these customer densities and volumes enable our ecosystem service providers to earn a desirable return on their capital investment, even with the discounted rates we negotiate on behalf of our customers.

These collaborative services create even greater value for our customers and ecosystem service providers alike, creating a self-reinforcing feedback loop.

Our Customers

We have more than 800 customers, including some of the world's largest technology and digital media companies, cloud and managed service providers, financial institutions and telecommunications providers. Our customer base is meaningfully diversified across key industries, including approximately 24% in cloud, IT and software, 18% in digital media and entertainment, 18% in retail and consumer goods, 10% in financial and 10% in telecommunications as of December 31, 2017. In each of these industries we have marquee customers who have grown with us over time. We believe that we have a significant opportunity to both grow penetration of existing customers as well as attract new customers. For the years ended December 31, 2017 and 2016, our top 10 customers accounted for approximately 38.5% and 38.4% of revenue, respectively, and only one customer accounted for more than 10% of revenue during each period.

We provide our customers with a consistent experience and high level of service at low cost, which enables us to maintain one of the lowest churn rates in the industry and the lowest of any publicly reporting data center company that reports churn rate metrics. From 2015 to 2017, our annual churn rate averaged 0.9%. Our early customers remain loyal to us today. Our typical customer contract has a three-to-five-year term, and in the year ended December 31, 2017, 54% of our revenue came from customers that have been with us for more than five years. Moreover, we derive a significant amount of our growth from existing customers.

Sustainability

Since January 1, 2016, we have powered all of our U.S. data centers with 100% clean and renewable energy. We are the largest data center operator in the United States to be 100% renewably powered, and we support local and new renewable facilities. We have successfully accomplished this goal through a combination of technological innovation, capital investment, industry partnerships and public advocacy. Many of our customers and potential customers are looking for ways to achieve their "green" goals and reach desired levels of sustainability, which other colocation solutions cannot provide. By locating their IT equipment with us, they are able to advance on those goals and improve on their current level of sustainability. Elements of our sustainability efforts include the following:

•
Clicking Clean Scorecard.    In recognition of our efforts, Greenpeace awarded us "A" grades in all five categories measured by Greenpeace in its 2017 Clicking Clean Company Scorecard. We were the only company in the United States that received all "A" grades, and we were recognized as the leader among colocation data centers evaluated in the study. We believe that many technology and infrastructure companies, as well as their customers and clients, evaluate progress towards achieving "clean energy" goals by reference to the company scorecards included in this report.

•
Leading Power and Cooling Efficiency.    Our technology results in significant efficiencies enabling annual Power Usage Effectiveness, or PUE, of 1.28. We do not believe other colocation data center providers are able to maintain such a low PUE while simultaneously allowing customers to operate at very high power densities. We accomplish all of this without compromising our adherence to industry best standards. Our facilities are 100% green and operate at a level that exceeds the standards of IEEE, ANSI, ASHRAE, 24/7, ISO 9001, SAS 70/SSAE-16, BICSI, and the Green Grid Association.

•
Supporting New and Local Solar.    In 2016, we partnered with the local Nevada utility to construct Switch Station 1 and Switch Station 2, which are two solar power stations in Las Vegas, Nevada having a combined 179 MW of nameplate capacity.

•
Energy Market Direct Access.    We were the first entity since 2005 to seek the right to unbundle from the electric monopoly in Nevada. By leaving the monopoly and being able to purchase power from the broader electric market, we have greater freedom to control the energy we use, including the ability to lock in our commodity pricing for longer periods, purchase renewable energy from economical resources and effectuate broader national policy change. We received Nevada regulatory approval in December of 2016, and since June 1, 2017, we have been buying our power directly from the national market, as opposed to buying it from the incumbent electrical power utility. We have seen savings from this direct national energy market participation.

Our Values

Our core values govern how every Switch employee executes on our mission to power the sustainable growth of the connected world and include:

•
Truth in Technology.    Our customers place a significant level of trust in us to provide them the best technology solutions for their business. Our sales professionals are not paid on commission, and are not incentivized in any way to promote any particular configuration, product or business solutions pathway to our customers.

•
Sustainable by Design.    Sustainably running the internet has been a core value since our founding. Our commitment does not stop there. We thoughtfully pursue the advancement of new, innovative policies that expand access to smart water, clean energy and the technological advances that are changing the way the world is powered. We focus on sustainability on multiple levels and have adopted internal policies focused on reducing plastic bottle waste, utilizing biodegradable tableware and recycling.

•
Committing to Our Communities through Economic Development.    We believe in building strong communities wherever we operate. We drive and will continue to push economic development through the creation of Rob Roy's InNEVation Centers. The centers were created by Rob Roy to support the Governor's New Nevada Initiative. We like to say that we take the "no" out of innovation. These economic hubs support startups, growups and our customers in collaborating with non-profits, educators, community and thought leaders and "inNEVators" of all shapes and sizes to engage with each other and drive economic results in the communities in which we operate.

•
Leading the Industry and beyond in Gender Equality and Veteran Placement.    We believe our workforce is richly diverse in its total composition at all levels and outpaces our industry in the number of women executives. Women hold high-level technical positions throughout our company, including chief responsibility for construction, sales, branding and customer operations. Veterans provide another critical backbone of our workforce. We honor their service and actively recruit veterans to our mission-critical environment. Through our Switch University, we have pioneered strategic partnerships with community colleges to develop a work force that is prepared for the careers that run the Internet of Everything in our data centers.

•
Supporting Interdisciplinary Education Blending Technology and the Arts.    We believe that combining education, technology and the arts creates a powerful platform for the future of our country and its market competitiveness. We have collaborated with universities to bring about improvements in research through our donations of supercomputers and connectivity to help accelerate their standing in the critical world of higher education research. We are also passionate about funding programs that build school gardens to connect youth to science through hands-on experiential learning. We bring financial commitment and thought leadership to preparing the next generation of whole-mind thinkers through an unwavering commitment to interdisciplinary Science, Technology, Engineering, the Arts and Mathematics (STEAM) education programs in Nevada and Michigan and in any state where we operate. Switch proudly supports First Robotics winning teams in Nevada and Michigan, the STEAM Education Village at Art Prize in Grand Rapids, the Nevada Museum of the Arts STEAM School, and the Smith Center for Performing Arts STEAM Programs. We believe that the best creative problem solvers who can integrate form and function with equal mastery through science, technology, engineering, arts and math education platforms will run the internet of absolutely everything with both form and function in mind.

•
Karma: Our culture is grounded in the philosophy of doing the right thing.    Innovation, detail and excellence drives everything from the interior architecture of our environments to our delivery of 100% uptime. We do it all with dedication to providing world-renowned facilities, superior service for our customers, the best working experience in the industry, true technology leadership and deep caring for the communities where we operate and the planet where we live. Our logo mark was personally designed by Rob Roy to put the power of karma at the center of our company. We believe that if you put good energy out, you will get good energy back.

Sales and Marketing

Our sales strategy is built around "Truth in Technology." Our team works closely with each customer to identify that customer's needs and to design a solution tailored to meet those needs. They also help to integrate each customer into our ecosystem, which provides access to Switch Connect and Switch Cloud and potentially the ability to connect directly with their existing and potential customers. Many of our customers encourage their customers, suppliers and business partners to place IT equipment in our data centers, which has created a network effect resulting in additional customer acquisitions. In addition, large network providers, cloud providers or managed services providers may refer customers to us as part of their total customer solution. These processes have resulted in significant customer growth with limited spend on sales and marketing. For the year ended December 31, 2017, we spent $13.9 million on selling and marketing expenses. Selling and marketing expenses include sales and marketing labor costs, direct branding and selling expenses, as well as administrative and travel and entertainment expenses for our marketing and sales departments. Selling and marketing expenses exclude sponsorships, contributions and lobbying expenses.

We use a direct sales force and selected partner relationships to market our offerings to global enterprises, content providers, financial companies and mobile and network service providers. As of December 31, 2017, our colocation sales team consisted of 15 employees, who collectively have more than 50 years of experience as members of our team. No member of our sales team receives commissions, which fosters a team environment and allows our representatives to offer the customer the solution they need without artificial sales pressure. We believe that the strength of our product and market reputation are the single biggest reasons for increased sales activity. We generally will take on incremental sales headcount only when expanding into new geographies.

To support our sales efforts and to promote our brand proactively, we have a branding team and a marketing team. As of December 31, 2017, our branding and marketing teams consisted of 15 employees. Our marketing strategies include active public relations and ongoing customer communications programs. We also regularly measure customer satisfaction levels and host key customer forums to identify and address customer needs. We believe our brand is one of our most valuable assets, and we strive to build recognition through our website, external blog and social media channels, by sponsoring or leading industry technical forums, by participating in internet industry standard-setting bodies and through advertising and online campaigns.

Competition

We offer a broad range of data center services and, as a result, we may compete with a wide range of data center service providers for some or all of the services we offer. We face competition from numerous developers, owners and operators in the data center industry, including managed services providers and real estate investment trusts, or REITs, such as CoreSite Realty Corporation, CyrusOne Inc., Digital Realty Trust Inc., Equinix, Inc. and QTS Realty Trust, Inc., some of which own or lease data centers, or may do so in the future, in markets in which our properties are located. Additionally, we are aware of other smaller companies that may compete against us in various geographies or that may be developing additional data center capabilities to compete with us. Our current and future competitors may vary by size and service offerings and geographic presence.

Competition is primarily centered on reputation and track record, quality and availability of data center space, quality of service, technical expertise, security, reliability, functionality, geographic coverage, financial strength and price. Some of our current and future competitors may have greater brand recognition, longer operating histories, stronger marketing, technical and financial resources and access to less expensive power than we do. As a result, some of our competitors may be able to:

•	offer space at prices below current market rates or below the prices we currently charge our customers;

•	bundle colocation services with other services or equipment they provide at reduced prices;

•	develop superior products or services, gain greater market acceptance and expand their service offerings more efficiently or rapidly;

•	adapt to new or emerging technologies and changes in customer requirements more quickly;

•	take advantage of acquisition and other opportunities more readily; and

•	adopt more aggressive pricing policies and devote greater resources to the promotion, marketing and sales of their services.

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

Employees

As of December 31, 2017, we had 723 employees. We collaborate with the local unions where applicable, such as construction and the trades, however, none of our direct employees are represented by a labor union or covered by a collective bargaining agreement. We believe our employee relations are good, and we have not experienced any work stoppages.

Regulation

General
Data centers in our markets are subject to various laws, ordinances and regulations. We believe that each of our properties has the necessary permits and approvals for us to operate our business.

Americans with Disabilities Act
Our properties must comply with Title III of the Americans with Disabilities Act of 1990, or the ADA, to the extent that such properties are "public accommodations" or "commercial facilities" as defined by the ADA. The ADA may require, for example, removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Environmental Matters
We are required to obtain a number of permits from various government agencies to construct a data center facility, including the customary zoning, land use and related permits, and are also subject to laws and regulations relating to the protection of the environment, the storage, management and disposal of hazardous materials, emissions to air and discharges to water, the cleanup of contaminated sites and health and safety matters. These include various regulations promulgated by the Environmental Protection Agency and other federal, state, and local regulatory agencies and legislative bodies relating to our operations, including those involving power generators, batteries, and fuel storage to support colocation infrastructure. While we believe that our operations are in substantial compliance with environmental, health, and human safety laws and regulations, as an owner or operator of property and in connection with the current and historical use of hazardous materials and other operations at its sites, we could incur significant costs, including fines, penalties and other sanctions, cleanup costs and third-party claims for property damages or personal injuries, as a result of violations of or liabilities under environmental laws and regulations. Fuel storage tanks are present at many of our properties, and if releases were to occur, we may be liable for the costs of cleaning up resulting contamination. Some of our sites also have a history of previous commercial operations, including past underground storage tanks.

Some of the properties may contain asbestos-containing building materials. Environmental laws require that asbestos-containing building materials be properly managed and maintained, and may impose fines and penalties on building owners or operators for failure to comply with these requirements.

Environmental consultants have conducted, as appropriate, Phase I or similar non-intrusive environmental site assessments on recently acquired properties and if appropriate, additional environmental inquiries and assessments on recently acquired properties. Nonetheless, we may acquire or develop sites in the future with unknown environmental conditions from historical operations. Although we are not aware of any sites at which we currently have material remedial obligations, the imposition of remedial obligations as a result of spill or the discovery of contaminants in the future could result in significant additional costs to us.

Our operations also require us to obtain permits and/or other governmental approvals and to develop response plans in connection with the use of our generators or other operations. These requirements could restrict our operations or delay the development of data centers in the future. In addition, from time to time, federal, state or local government regulators enact new or revise existing legislation or regulations that could affect us, either beneficially or adversely. As a result, we could incur significant costs in complying with environmental laws or regulations that are promulgated in the future.

Intellectual Property

Intellectual property is an important aspect of our business, and we actively seek protection for our intellectual property. To establish and protect our proprietary rights, we rely upon a combination of patent, trade secret, trademark and copyright laws. We also utilize contractual means such as confidentiality agreements, licenses and intellectual property assignment agreements. We maintain a robust policy requiring our employees, contractors, consultants and other third parties to enter into confidentiality and proprietary rights agreements to control access to our proprietary information. These laws, procedures and restrictions provide only limited protection, and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. Furthermore, the laws of certain countries do not protect proprietary rights to the same extent as the laws of the United States, and we therefore may be unable to protect our proprietary technology in certain jurisdictions.

As of December 31, 2017, we have 13 granted or allowed U.S. patents and patent applications by the USPTO comprising 270 granted or allowed claims. We also have 12 pending U.S. patent applications comprising 177 patent pending claims. The first of our patents begin expiring on or around June 13, 2028 subject to our ability to extend the term under applicable law. In addition to capturing additional innovations and inventions generated by Switch and its founder Rob Roy, we continually review our development efforts to assess the existence and patentability of new intellectual property. We actively pursue the registration of our domain names, trademarks and service marks in the United States, including new generic top-level domains, and in certain locations outside the United States. To protect our brand, we file trademark registrations in some international jurisdictions, and actively monitor online activities of others. As of December 31, 2017, we also had over 125 trademark class registrations and pending applications for over 240 trademark class registrations in the United States and foreign countries. We have also registered over 500 domain names, including www.switch.com, www.switch.net, www.switch.org.

We have engaged in limited licensing of our intellectual property and there is the potential to further monetize our intellectual property in this manner in the future. Currently, we deploy our intellectual property for our own benefit and leverage our registrations to prevent mimicry by others.

Our Portfolio

The following chart provides various metrics relative to our portfolio as of December 31, 2017:

Campus(1)	Year Operational	Gross Square Feet (up to)(2)	Utilization % - By Campus(3)	Utilization % - By Open Sector(3)	Power Capacity (up to)(4)

The Core Campus(5)
Current: 8 Facilities(6)	2003-2017	2,000,000	86%	91%	275 MW
Future: 1 Facility	2018	340,000			40 MW

The Citadel Campus
Current: TAHOE RENO 1	2016	1,360,000	18%	52%	130 MW
Future: 7 Facilities	2019+	5,890,000			520 MW

The Pyramid Campus
Current: Switch PYRAMID	2016	430,000
		(Office)
		220,000	25%	50%	10 MW
		(Data Center)
Future: 2 Facilities	2019+	940,000			100 MW

The Keep Campus
Future	2018	1,100,000			110 MW

U.S. Total (Current)		4,010,000			415 MW
U.S. Total (Future)		8,270,000			770 MW
 ________________________________________

(1)
SUPERNAP International has also deployed two additional data centers in Milan, Italy and Bangkok, Thailand that collectively provide up to 904,200 GSF of space, with up to 100 MW of power available to these facilities. We hold a 50% ownership interest in SUPERNAP International.

(2)	Estimated square footage of all enclosed space at full build out.

(3)
Utilization numbers are based on available cabinets. The Citadel Campus and The Pyramid Campus opened in the second half of 2016 and are in the first phase of development. Additional capital investment will be required to reach full build out.

(4)	Defined as total power delivered to the data center at full build out.

(5)	We lease a data center building and the underlying land for three of our data centers at The Core Campus that have non-cancellable terms expiring through 2066.

(6)	Current facilities at The Core Campus include LAS VEGAS 2, LAS VEGAS 4, LAS VEGAS 5, LAS VEGAS 7, LAS VEGAS 8, LAS VEGAS 9, LAS VEGAS 10 and LAS VEGAS 12.
Organizational Structure and Corporate Information
Switch, Inc. is a Nevada corporation formed on June 13, 2017 in connection with our IPO. On October 11, 2017, we completed our IPO of 35,937,500 shares of Class A common stock at a public offering price of $17.00 per share, which includes 4,687,500 shares issued pursuant to the underwriters' option to purchase additional shares. We received approximately $577.3 million in proceeds, net of underwriting discounts and commissions and before offering expenses of $4.9 million, which we used to purchase newly issued Common Units from Switch, Ltd. at a price per Common Unit equal to the IPO price per share of our Class A common stock.

We are a holding company, and our principal asset is our equity interest in Switch, Ltd. In connection with the IPO, we completed a series of organizational transactions, including the following:

•
we amended and restated Switch, Ltd.'s existing operating agreement to, among other things, convert all of the Former Incentive Unit Holders' incentive units into Common Units and appoint Switch, Inc. as the manager of Switch, Ltd.;

•	we amended and restated our articles of incorporation to, among other things, provide for Class A common stock, Class B common stock and Class C common stock; and

•
we issued shares of Class B common stock to the Non-Founder Members on a one-to-one basis with the number of Common Units they owned, for nominal consideration, and shares of Class C common stock to the Founder Members on a one-to-one basis with the number of Common Units they owned, for nominal consideration.

Although we have a minority economic interest in Switch, Ltd., we have the sole voting interest in, and control the management of, Switch, Ltd. Accordingly, we consolidate the financial results of Switch, Ltd. and report a non-controlling interest on our consolidated statements of operations and comprehensive income (loss), representing the portion of net income or loss and comprehensive income or loss attributable to the other members of Switch, Ltd.

See Note 1 to the consolidated financial statements included in Part II, Item 8 for more information about the above-mentioned transactions as well as the other transactions completed in connection with the IPO. As of December 31, 2017, we owned 14.5% of Switch, Ltd. and the non-controlling interest holders owned the remaining 85.5% of Switch, Ltd.

Our principal executive offices are located at 7135 S. Decatur Boulevard, Las Vegas, Nevada 89118, and our telephone number is (702) 444-4111. Our website address is www.switch.com. Information contained on, or that can be access through, our website does not constitute part of this Form 10-K.
Additional Information
All reports we file with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials we file with the SEC at the SEC's public reference room located at 100 F Street, N.E., Washington, D.C. 20549. We also provide copies of our Forms 8‑K, 10‑K and 10‑Q, Proxy Statement, Annual Report and amendments to those documents at no charge to investors upon request and make electronic copies of such reports available through our website at investors.switch.com as soon as reasonably practicable after filing such material with the SEC. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this Form 10‑K, or any other document that we file with the SEC.

Item 1A.	Risk Factors.
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Form 10-K, including "Management's Discussion and Analysis of the Financial Condition and Results of Operations" and the consolidated financial statements and the related notes. We cannot assure you that any of the events discussed below will not occur. Our business, financial condition and results of operations could be materially and adversely affected by any of these risks or uncertainties. In that case, the trading price of our Class A common stock could decline, and you may lose all or part of your investment. All forward-looking statements made by us or on our behalf are qualified by the risks described below.
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
We have experienced significant growth in recent years. Our annual revenue grew from $166.8 million in 2013 to $378.3 million in 2017. Our rapid growth has placed, and will continue to place, significant demands on our management and our administrative, operational and financial systems. Continued expansion increases the challenges we face in:

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
Any of the foregoing factors, or other factors discussed elsewhere in this report, could have a material adverse effect on our business, results of operations and financial condition. Although we have experienced recent revenue growth, this growth rate is not necessarily indicative of future operating results. We may not be able to generate net income on a quarterly or annual basis in the future. In addition, a relatively large portion of our expenses is fixed in the short term, particularly with respect to lease and personnel expenses, depreciation and amortization and interest expenses. Therefore, our results of operations are particularly sensitive to fluctuations in revenue. As such, comparisons to prior reporting periods should not be relied upon as indications of our future performance, and our results of operations for any quarter may not be indicative of the results that may be achieved for a full fiscal year. In addition, our operating results in one or more reporting periods may fail to meet the expectations of securities analysts or investors.

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
As of December 31, 2017, we had total indebtedness of $591.8 million under our credit facilities. While we used proceeds from our initial public offering to repay the $231.0 million in outstanding borrowings under our revolving credit facility in October 2017, we still maintain the $500.0 million revolving credit facility and can borrow additional amounts subject to the terms of the credit agreement. Our leveraged position could have important consequences, including:

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
Additionally, our credit facilities are secured by a first-priority security interest in substantially all of the assets of Switch, Ltd. and its wholly-owned material domestic subsidiaries. Our amended and restated credit agreement also contains a number of covenants that, among other things, restrict our ability to incur additional debt, incur additional liens or contingent liabilities, make investments in other persons or property, or sell or dispose of our assets.
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
We generate significant revenue from data centers located at The Core Campus in Las Vegas, and a significant disruption to this location could materially and adversely affect our operations. The Pyramid Campus in Grand Rapids and The Citadel Campus near Reno opened in June 2016 and November 2016, respectively. As of December 31, 2017, both locations are in the first phase of development and will require additional capital investment to reach full build out and the revenue contribution from these locations is relatively small in comparison to The Core Campus in Las Vegas. Our data centers located in Las Vegas comprised 93.9% of our revenue during the year ended December 31, 2017. The occurrence of a catastrophic event, or a prolonged disruption in this region could materially and adversely affect our operations.
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
Our top 10 customers accounted for approximately 38.5% of our revenue for the year ended December 31, 2017.
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
We seek to renew customer contracts when those contracts are due for renewal. We endeavor to provide high levels of customer service, support and satisfaction to maintain long-term customer relationships and to secure high rates of contract renewals for our services. Nevertheless, we cannot assure you that we will be able to renew service contracts with our existing customers or re-commit space relating to expired service contracts to new customers if our current customers do not renew their contracts. In the event of a customer's termination or non-renewal of expired contracts, our ability to enter into service contracts so that new or other existing customers utilize the expired existing space in a timely manner will affect our results of operations.
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
We are a holding company and have no material assets other than our ownership of Common Units. We have no independent means of generating revenue or cash flow. We have determined that Switch, Ltd. is a variable interest entity, or VIE, and that we are the primary beneficiary of Switch, Ltd. Accordingly, pursuant to the VIE accounting model, we have consolidated Switch, Ltd. in our consolidated financial statements. In the event of a change in accounting guidance or amendments to the Switch Operating Agreement resulting in us no longer having a controlling interest in Switch, Ltd., we may not be able to consolidate its results of operations with our own, which would have a material adverse effect on our results of operations. Moreover, our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, is dependent upon the financial results and cash flows of Switch, Ltd. and its subsidiaries and distributions we receive from Switch, Ltd. There can be no assurance that Switch, Ltd. and its subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions.
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
As of March 12, 2018, Rob Roy, our Founder, Chief Executive Officer and Chairman, and an affiliated entity of Mr. Roy collectively controlled approximately 67.2% of the combined voting power of our common stock as a result of their ownership of our Class C common stock, each share of which is entitled to 10 votes on all matters submitted to a vote of our stockholders, and Mr. Roy's ownership of Class A common stock.
As a result, Mr. Roy has the ability to substantially control us, including the ability to control any action requiring the general approval of our stockholders, including the election of our board of directors, the adoption of amendments to our articles of incorporation and bylaws and the approval of any merger or sale of substantially all of our assets. This concentration of ownership and voting power may also delay, defer or even prevent an acquisition by a third party or other change of control of us and may make some transactions more difficult or impossible without his support, even if such events are in the best interests of minority stockholders. This concentration of voting power with Mr. Roy may have a negative impact on the price of our Class A common stock. In addition, because shares of our Class C common stock have 10 votes per share on matters submitted to a vote of our stockholders for so long as Mr. Roy beneficially owns at least 21,472,324 shares of Class C common stock, we expect that Mr. Roy will be able to control our company for the foreseeable future.
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
Payments under the Tax Receivable Agreement are based on the tax reporting positions that we determine. The Internal Revenue Service, or IRS, or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially affect a recipient's payments under the Tax Receivable Agreement, then we will not be permitted to settle or fail to contest such challenge without the consent (not to be unreasonably withheld or delayed) of each Member that directly or indirectly owns at least 10% of the outstanding Common Units. We will not be reimbursed for any cash payments previously made to the Members under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made to a Member are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments we make to a Member will be netted against any future cash payments that we might otherwise be required to make to such Member under the terms of the Tax Receivable Agreement. However, we might not determine that we have made an excess cash payment to a Member for a number of years following the initial time of such payment. If a taxing authority challenges any of our tax reporting positions, we will not be permitted to reduce future cash payments under the Tax Receivable Agreement until such challenge is finally settled or determined. As a result, we could make payments under the Tax Receivable Agreement in excess of the tax savings that we realize in respect of the tax attributes with respect to a Member that are the subject of the Tax Receivable Agreement.
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
On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, or TCJA, a comprehensive tax reform bill that significantly changes the U.S. federal income taxation of entities treated as corporations for U.S. federal income tax purposes, including by reducing the U.S. corporate income tax rate, limiting interest deductions, adopting elements of a territorial tax system, revising the rules governing net operating losses. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The TCJA is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.
While our analysis and interpretation of this legislation is preliminary and ongoing, based on our current evaluation, we expect that the reduction of the U.S. corporate income tax rate will require further analysis, which may be subject to further adjustment in subsequent periods throughout 2018 in accordance with recent interpretive guidance issued by the SEC. There may be other material adverse effects resulting from the legislation that we have not yet identified.
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
We are considered a "controlled company" for the purposes of NYSE rules and corporate governance standards because the Founder Members control more than 50% of our combined voting power. As a controlled company, we are exempt from certain NYSE corporate governance requirements, including requirements that our board of directors have a majority of independent directors and that we either establish Compensation and Nominating and Corporate Governance Committees comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to the board of directors by the independent members of the board of directors. While we have a majority of independent directors, our Compensation and Nominating and Corporate Governance Committees do not consist entirely of independent directors. Accordingly, our stockholders do not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.
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
We provide public guidance on our expected operating and financial results for future periods. Such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our actual results may not always be in line with or exceed the guidance we have provided, especially in times of economic uncertainty. If, in the future, our operating or financial results for a particular period do not meet the guidance we provide or the expectations of investment analysts or if we reduce our guidance for future periods, the market price of our Class A common stock may decline as well.
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
Our amended and restated articles of incorporation authorize us to issue one or more series of preferred stock. Our board of directors has the authority to determine the preferences, limitations and relative rights of the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our Class A common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for our Class A common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our Class A common stock.
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
Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares. As of March 12, 2018, we had 36,066,544 shares of Class A common stock outstanding and 216,568,963 authorized but unissued shares of Class A common stock that would be issuable upon redemption or exchange of Common Units.
We and each of our directors, executive officers and holders of substantially all of our outstanding common stock (including shares of Class A common stock issuable upon redemption or exchange of Common Units) have agreed with the underwriters of our IPO, subject to certain exceptions, not to dispose of or hedge any shares of common stock or securities convertible into or exchangeable for (including the Common Units), or that represent the right to receive, shares of common stock until April 3, 2018, except with the prior written consent of Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC. All of our shares of Class A common stock (and shares of Class A common stock issuable upon redemption or exchange of Common Units) may be sold in the public market following the expiration of the applicable lock-up period, subject to applicable limitations imposed under federal securities laws. In addition, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements at any time and for any reason. Sales of a substantial number of such shares upon expiration of the lock-up and market stand-off agreements, the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for our stockholders to sell their Class A common stock at a time and price that they deem appropriate. We have entered into a Registration Rights Agreement pursuant to which the shares of Class A common stock issued upon redemption or exchange of Common Units held by the Members will be eligible for resale, subject to certain limitations set forth therein. We have also filed or intend to file registration statements on Form S-8 under the Securities Act to register all shares of Class A common stock issued or issuable under our 2017 Incentive Award Plan.
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
In addition, the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company, which is neither an emerging growth company nor a company that has opted out of using the extended transition period difficult because of the potential differences in accounting standards used.
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
As a public company, we incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the Securities and Exchange Commission, or the SEC, that have not been reflected in our historical consolidated financial statements for periods prior to the IPO. We also incur ongoing periodic expenses in connection with the administration of our organizational structure. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. In assessing these costs, we will take into account expenses related to insurance, legal, accounting, and compliance activities, as well as other expenses not currently incurred. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to obtain certain types of insurance and to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation. Our organizational structure, including our Tax Receivable Agreement, is complex, and we require the expertise of various tax, legal and accounting advisers to ensure compliance with applicable laws and regulations. We have incurred and will continue to incur significant expenses in connection with the administration of our organizational structure. As a result, our expenses for legal, tax and accounting compliance may be significantly greater than other companies of our size that do not have a similar organizational structure or a tax receivable agreement in place.
We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
As of December 31, 2017, we have two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
One of the material weaknesses was first identified in connection with the audit of our 2016 consolidated financial statements. This material weakness was due to a failure of the information and communication component of internal control to provide complete and accurate output because of deficiencies in the communication process. Contracts executed by various departments were not communicated, on a timely basis, to the accounting department, resulting in recording out-of-period adjustments that impacted the recognition and disclosure of amounts in the consolidated financial statements during the year ended December 31, 2016. We concluded this material weakness continues to exist as of December 31, 2017.
The other material weakness, which was identified in connection with the audit of our 2017 consolidated financial statements, relates to an insufficient complement of resources with an appropriate level of accounting expertise, knowledge, and training commensurate with the complexity of our financial reporting matters. This material weakness led to pervasive immaterial adjustments to our annual and interim consolidated financial statements and inadequate review over account reconciliations resulting in the lack of an effective control environment.
These material weaknesses could result in a misstatement that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
We are implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including hiring additional personnel with appropriate education, experience and certifications for key positions in the financial reporting and accounting function, implementing policies and procedures to improve our ability to communicate and share information in a timely manner, as well as designing and implementing improved processes and internal controls. In addition, we are formalizing our internal control documentation and strengthening supervisory reviews by our management.
While we believe that these efforts will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weakness in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.
Beginning with our annual report on Form 10-K for the year ending December 31, 2018, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the date we are no longer an "emerging growth company," as defined in the JOBS Act. We will be required to disclose changes made in our internal control and procedures on a quarterly basis. To comply with the requirements of being a public company and to address our material weaknesses, we expect to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff. We have begun the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, when applicable, and we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.
Our ability to pay dividends on our Class A common stock is subject to the discretion of our board of directors and our amended and restated credit agreement as well as future agreements.
Although we intend to pay quarterly cash dividends on our Class A common stock, the declaration, amount and payment of any future dividends on shares of Class A common stock will be at the sole discretion of our board of directors, and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. The continued operation and expansion of our business will require substantial funding. We are a holding company, and substantially all of our operations are carried out by Switch, Ltd. and its subsidiaries. Under our amended and restated credit agreement, Switch, Ltd. is currently restricted from paying cash dividends or making certain other restricted payments, and we expect these restrictions to continue in the future, which may in turn limit our ability to pay dividends on our Class A common stock. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries. Accordingly, realization of a gain on an investment in our Class A common stock may depend on the appreciation of the price of our Class A common stock, which may never occur.
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

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
The information set forth under the caption "Our Portfolio" in Item 1 of this Form 10-K is incorporated by reference herein.

Item 3.	Legal Proceedings.

On August 7, 2017, Switch, Ltd. filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Aligned Data Centers LLC, or Aligned, and MTechnology Inc. The lawsuit alleges, among other things, that Aligned has used and promoted technology at its data centers to attract clients to its facility, directly and indirectly infringing at least three of Switch, Ltd.'s patents and using Switch, Ltd.'s patented technology to attempt to unlawfully compete with Switch, Ltd. The complaint also alleges that Aligned hired a consultant to design their data centers; that this consultant had toured Switch, Ltd.'s data centers under non-disclosure agreement; and that this consultant breached his confidentiality agreements with Switch, Ltd. by using Switch, Ltd.'s designs to design the Aligned data centers. Switch, Ltd. is seeking an injunction to prevent the defendants in the lawsuit from infringing Switch, Ltd.'s patents, as well as other remedies. On August 16, 2017, Aligned filed an answer to the complaint and a motion to dismiss the lawsuit. Among other things, Aligned alleges in its answer that Switch, Ltd.'s patents in question should be declared invalid, and countersued for declaratory judgment of the non-infringement of certain of Switch, Ltd.'s patents, injunctive relief, and damages for alleged anti-competition practices involving Aligned's trademarks in violation of the Lanham Act, tortious interference with Aligned's business, and disparagement of Aligned's business. Switch, Ltd. has retained outside counsel to represent it and is vigorously defending its rights and interests. Given certain jurisdictional issues, Switch, Ltd. filed a separate complaint in the Eighth Judicial District of Nevada against the consultant, Stephen Fairfax, and his business, MTechnology, on September 12, 2017. Among other claims, Switch, Ltd. has raised allegations of breach of contract and misappropriation of trade secrets. The outcome of our legal proceedings is inherently unpredictable, subject to significant uncertainties, and could be material to our financial condition, results of operations, and cash flows for a particular period. For the pending matter described above, it is not possible to estimate the reasonably possible loss or range of loss.

On September 7, 2017, Switch, Ltd. and Switch, Inc. were named in a lawsuit filed in the U.S. District Court for the District of Nevada by V5 Technologies formerly d/b/a Cobalt Data Centers (now defunct). The lawsuit alleges, among other things, that we have monopolized the Las Vegas Metropolitan area of Southern Nevada's data center colocation market and have engaged in unfair business practices leading to the failure of Cobalt Data Centers in 2015 and seeks monetary damages in an amount yet to be disclosed. We have retained outside counsel and are vigorously pursuing our rights and interests. The outcome of our legal proceedings is inherently unpredictable, subject to significant uncertainties, and could be material to our financial condition, results of operations, and cash flows for a particular period. For the pending matter described above, it is not possible to estimate the reasonably possible loss or range of loss.

In the ordinary course of our business, from time to time we are subject to other claims and administrative proceedings. Currently there are no other claims outstanding that we believe would have, individually or in the aggregate, a material adverse effect on our business, financial condition and results of operations, liquidity and cash flows.

Item 4.	Mine Safety Disclosures.
Not applicable.

Part II.

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information
Our Class A common stock has traded on the New York Stock Exchange, or NYSE, under the symbol "SWCH" since October 6, 2017. Prior to that date, there was no public market for our Class A common stock. The table below sets forth the high and low sales prices of our Class A common stock, as reported on the NYSE, since trading began, for the period indicated.

	High	Low
2017
Fourth Quarter (from October 6, 2017)	$20.84	$16.25

Our Class B common stock and Class C common stock are neither listed nor traded on any stock exchange.

Holders of record
At March 12, 2018, there were five holders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or "street name" accounts through brokers. As of March 12, 2018, there were 120 and three holders of record of our Class B common stock and Class C common stock, respectively.

Dividends
The declaration, amount and payment of any future dividends on shares of Class A common stock will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, restrictions in Switch, Ltd.'s debt agreements and other factors that our board of directors deems relevant. We are a holding company, and substantially all of our operations are carried out by Switch, Ltd. and its subsidiaries. Additionally, under our amended and restated credit agreement, Switch, Ltd. is currently restricted from paying cash dividends or making certain other restricted payments, and we expect these restrictions to continue in the future, which may in turn limit our ability to pay dividends on our Class A common stock. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of us or our subsidiaries. Holders of our Class B common stock and Class C common stock are not entitled to participate in any dividends declared by our board of directors.
In December 2017, the board of directors declared a dividend of $0.014 per share of Class A common stock to holders of record as of the close of business on December 18, 2017 and paid on December 29, 2017. Prior to the payment of the dividend, Switch, Ltd. made a cash distribution to all holders of record of common units of Switch, Ltd., including Switch, Inc., of $0.014 per common unit for a total distribution of $3.5 million, of which $503,000 was distributed to Switch and $3.0 million was distributed to the other holders of record of common units of Switch, Ltd.
In April 2018, the board of directors declared a dividend of $0.0147 per share of Class A common stock to holders of record as of the close of business on April 13, 2018 for the first quarter of 2018. The dividend will be payable on April 23, 2018. Prior to the payment of this dividend, Switch, Ltd. will make a cash distribution to all holders of record of common units of Switch, Ltd., including Switch, Inc., of $0.0147 per common unit.

Securities authorized for issuance under equity compensation plans
The table below provides information about our compensation plans under which our Class A common stock is authorized for issuance as of December 31, 2017:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	5,775,534	$17.00	19,224,466
________________________________________
(1)     Includes awards granted and available to be granted under our 2017 Incentive Award Plan.
(2)     The weighted average exercise price does not include restricted stock unit awards granted under our 2017 Incentive Award Plan.

Performance graph
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard and Poor's MidCap 400 Index, or the S&P 400, and the Standard and Poor's Technology Select Sector Index, or S&P Technology, for the period beginning on October 6, 2017 (the date our Class A common stock commenced trading on the NYSE) and ending on December 31, 2017, assuming an investment of $100 on October 6, 2017 and the reinvestment of dividends.

	October 6, 2017	December 31, 2017
SWCH	$100.00	$87.28
S&P 400	$100.00	$104.52
S&P Technology	$100.00	$106.68

Recent sales of unregistered securities
None.

Issuer purchases of equity securities
None.

Use of proceeds from initial public offering of Class A common stock
On October 11, 2017, we completed the initial public offering of our Class A common stock pursuant to a Registration Statement (File No. 333-220405), which was declared effective on October 5, 2017.
Under the Registration Statement, we issued and sold an aggregate of 35,937,500 shares of our Class A common stock, including 4,687,500 shares sold pursuant to an option granted to the underwriters, at a price of $17.00 per share. Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, BMO Capital Markets Corp. and Wells Fargo Securities, LLC acted as representatives of the underwriters for the offering. We received net proceeds of approximately $577.3 million, net of underwriting discounts and commissions and before offering expenses of $4.9 million, including the net proceeds received from the underwriters following exercise of their option to purchase additional shares of our Class A common stock. No offering expenses were paid or are payable, directly or indirectly, to any of our officers, directors or their associates, to any person owning 10% or more of any class of our equity securities or to any of our affiliates.
We used all of the net proceeds to make a capital contribution to Switch, Ltd. in exchange for 35,937,500 common units of Switch, Ltd. As its sole manager, we caused Switch, Ltd. to use the net proceeds it received from us to repay all $231.0 million in outstanding borrowings under the revolving credit facility and $4.9 million in expenses related to the IPO.
No payments from the net proceeds were made, directly or indirectly, to any of our officers, directors or their associates, to any persons owning 10% or more of any class of our equity securities or to any of our affiliates.
There has been no material change in the use of proceeds as described in our prospectus, dated October 5, 2017, filed with the SEC on October 10, 2017 pursuant to Rule 424(b) under the Securities Act.

Item 6.	Selected Financial Data.
The following selected financial data for the years ended December 31, 2017, 2016 and 2015 and the selected balance sheet data as of December 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The following selected financial data for the years ended December 31, 2014 and 2013 and the selected balance sheet data as of December 31, 2015 are derived from our audited consolidated financial statements not included in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share/unit and per share/unit data)
Consolidated Statements of Operations Data(1):
Revenue	$378,275	$318,352	$265,870	$207,306	$166,835
Cost of revenue	198,230	168,844	141,060	108,902	81,290
Gross profit	180,045	149,508	124,810	98,404	85,545
Selling, general and administrative expense	160,569	71,420	45,251	35,570	38,574
Impact fee expense	649	27,018	—	—	—
Income from operations	18,827	51,070	79,559	62,834	46,971
Other income (expense):
Interest expense, including amortization of debt issuance costs	(25,079)	(10,836)	(7,682)	(6,772)	(5,511)
Equity in net (losses) earnings of investments	(1,077)	(10,138)	821	(1,053)	(57)
Loss on extinguishment of debt	(3,565)	—	(212)	—	(2,146)
Gain on sale of asset	—	—	248	—	—
Impairment of notes receivable	—	(2,371)	—	—	—
Gain on lease termination	—	2,801	—	—	—
Other	1,333	842	738	1,500	657
Total other expense	(28,388)	(19,702)	(6,087)	(6,325)	(7,057)
(Loss) income before income taxes	(9,561)	31,368	73,472	56,509	39,914
Income tax benefit	981	—	—	—	—
Net (loss) income	(8,580)	31,368	73,472	56,509	39,914
Less: net income attributable to non-controlling interest	6,628	—	—	—	—
Net (loss) income attributable to Switch, Inc.	$(15,208)	$31,368	$73,472	$56,509	$39,914
Net (loss) income per share/unit:
Basic	$(1.88)	$0.16	$0.37	$0.28	$0.21
Diluted	$(1.88)	$0.15	$0.37	$0.28	$0.20
Weighted average shares/units outstanding:
Basic	8,073,908	199,047,070	196,773,458	198,431,693	188,322,897
Diluted	8,073,908	203,461,420	199,272,269	203,410,628	201,815,537

Cash dividends declared per share	$0.014	$—	$—	$—	$—
________________________________________

(1)
Switch, Ltd. and its subsidiaries is our predecessor for accounting purposes and, accordingly, amounts for the period from January 1, 2017 through October 10, 2017, and for the years ended December 31, 2016 and December 31, 2015 represent the historical consolidated operations of Switch, Ltd. and its subsidiaries. Switch, Inc. had no business transactions or activities during this period from its incorporation on June 13, 2017 through October 10, 2017, with the exception of the issuance of one share at par value of $0.001 per share, which was canceled as of the closing date of our IPO. The amounts for the period from October 11, 2017 through December 31, 2017 reflect the consolidated operations of Switch, Inc.

	December 31,
	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data(1):
Cash and cash equivalents	$264,666	$22,713	$14,192
Working capital (deficit)	$222,905	$(107,861)	$(23,476)
Property and equipment, net	$1,133,572	$874,259	$598,234
Total assets	$1,434,759	$921,015	$647,578
Deferred revenue, current and noncurrent	$30,864	$24,858	$14,253
Long-term debt, current and noncurrent	$591,760	$472,067	$292,517
Capital lease obligations, current and noncurrent	$21,775	$23,466	$19,466
Total stockholders'/members' equity	$742,133	$278,363	$284,694
________________________________________

(1)
Switch, Ltd. and its subsidiaries is our predecessor for accounting purposes and, accordingly, amounts as of December 31, 2016 and December 31, 2015 represent the historical consolidated operations of Switch, Ltd. and its subsidiaries. The amounts as of December 31, 2017 reflect the consolidated operations of Switch, Inc. Switch, Inc. had no business transactions or activities and had no assets or liabilities during the period from its incorporation on June 13, 2017 through October 10, 2017, with the exception of the issuance of one share at par value of $0.001 per share, which was canceled as of the closing date of our IPO.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in "Risk Factors" included elsewhere in this Form 10-K.
Overview
We are a technology infrastructure company powering the sustainable growth of the connected world and the Internet of Everything. Using our technology platform, we provide solutions to help enable that growth. Our advanced data centers are the center of our platform and provide power densities that exceed industry averages with efficient cooling, while being powered by 100% renewable energy. These hyperscale data centers address the growing challenges facing the data center industry. Our critical infrastructure components in our data centers are purpose-built to satisfy customers' needs, drive efficiency and enable the deployment of highly advanced computing technologies.
We presently operate three primary campus locations, called Primes, which encompass 10 colocation facilities with an aggregate of up to 4.0 million gross square feet, or GSF, of space. Our Primes consist of The Core Campus in Las Vegas, Nevada; The Citadel Campus near Reno, Nevada; and The Pyramid Campus in Grand Rapids, Michigan. In addition, we began developing a fourth Prime, The Keep Campus, in Atlanta, Georgia. In addition to our Primes, we hold a 50% ownership interest in SUPERNAP International, S.A., or SUPERNAP International, which has deployed facilities in Italy and Thailand. We have accounted for this ownership interest under the equity method of accounting.
We currently have more than 800 customers, including some of the world's largest technology and digital media companies, cloud and managed service providers, financial institutions and telecommunications providers. Our business is based on a recurring revenue model comprised of (1) colocation, which includes the licensing of cabinet space and power; and (2) connectivity services. We consider these services recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract. We derive more than 95% of our revenue from recurring revenue streams and we expect to continue to do so for the foreseeable future. For the years ended December 31, 2015, 2016 and 2017, our largest customer, eBay, Inc., and its affiliates accounted for 14.1%, 13.3% and 10.9%, respectively, of our revenue.
Our non-recurring revenue is primarily comprised of installation services related to a customer's initial deployment. These services are non-recurring because they are billed typically once, upon completion of the installation.
We have achieved significant growth in our business and have a track record of strong financial performance. Due in part to a nonrecurring equity-based compensation expense related to the accelerated vesting of certain incentive units upon our IPO and fully vested awards granted under our 2017 Incentive Award Plan, we generated a net loss of $8.6 million for the year ended December 31, 2017. We generated net income of $31.4 million and $73.5 million during the years ended December 31, 2016 and 2015, respectively. During the years ended December 31, 2017, 2016 and 2015, we generated Adjusted EBITDA of $194.7 million, $153.2 million and $141.9 million, respectively, representing an Adjusted EBITDA margin of 51.5%, 48.1% and 53.4%, respectively.
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
Growth and Expansion Activities. Our future revenue growth will depend on our ability to maintain our existing revenue base while expanding and increasing utilization at our existing and developing Prime Campus locations. Our existing Prime Campus locations currently encompass 10 data centers with an aggregate of 4.0 million GSF of space and up to 415 MW of power. As of December 31, 2017, the utilization rates at these Prime Campuses, based on currently available cabinets, were approximately 91%, 52% and 50% at The Core Campus, The Citadel Campus and The Pyramid Campus, respectively. Additionally, each of our existing Primes has room for further expansion, and we have designs to add up to 5.9 million GSF of additional space to The Citadel Campus and 940,000 GSF of additional space to The Pyramid Campus. We may be unable to attract customers to our data centers or retain them for a number of reasons, including if we fail to provide competitive pricing terms, provide space that is deemed to be inferior to that of our competitors or are unable to provide services that our existing and potential customers desire.

Cost of Power. We are a large consumer of power, and power costs account for a significant portion of our cost of revenue. We require power supply to provide many services we offer, such as powering and cooling our customers' IT equipment and operating critical data center plant and equipment infrastructure. Pursuant to our service agreements, we provide our customers with a committed level of power supply availability, and we have committed to operating our data centers with 100% clean and renewable energy. Most of our customer agreements provide the ability to increase our cost of service in response to an increase in the cost of energy. However, our gross profit can be adversely affected by increases in our cost of energy if we choose not to pass along the increases to our customers. For instance, the seasonal increase in energy costs during the summer months has not historically resulted in an adjustment to our customer pricing, and therefore has resulted in a decrease in our gross profit in those periods. Nonetheless, since becoming an unbundled energy purchaser of energy in Nevada, we are able to purchase power in the open market through long-term power contracts and subsequently reduce variability of power costs. Additionally, our existing customers may not renew their contracts with us or may reduce the services purchased from us, or we may be unable to attract new customers, if we experience increased power costs or limited availability of power resources, including clean and renewable energy. Our brand or reputation could be adversely affected if we are unable to provide 100% clean and renewable energy.
Capital Expenditures. Our growth and expansion initiatives require significant capital. The costs of constructing, developing, operating and maintaining data centers and growing our operations are substantial. While we strive to match the growth of our facilities to the demand for services, we still must spend significant amounts before we receive any revenue. If we are unable to generate sufficient capital to meet our anticipated capital requirements, our growth could slow and operations could be adversely affected. Our maintenance capital expenditures were $4.6 million for the year ended December 31, 2017.
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

	Years Ended December 31,
	2017	2016	2015
	(in thousands, except percentages)
Recurring revenue	$369,926	$308,200	$258,736
Capital expenditures	$402,561	$287,097	$190,113
Adjusted EBITDA	$194,720	$153,173	$141,936
Adjusted EBITDA margin	51.5%	48.1%	53.4%
Recurring Revenue
We calculate recurring revenue as contractual revenue under signed contracts measured in accordance with GAAP for the applicable period. Recurring revenue does not include any installation or other one-time revenue, which would be classified as non-recurring revenue. Management uses recurring revenue as a supplemental performance measure because it provides a useful measure of increases in contractual revenue from our customers and provides a baseline revenue measure on which to plan expenses.

The following table sets forth a reconciliation of recurring revenue to total revenue for the periods presented.

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Recurring revenue	$369,926	$308,200	$258,736
Non-recurring revenue	8,349	10,152	7,134
Revenue	$378,275	$318,352	$265,870
Capital Expenditures
We define capital expenditures as cash purchases of property and equipment during a particular period. We believe that capital expenditures is a useful metric because it provides information regarding the growth of our technology infrastructure platform and the potential to expand our services and add new customers.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net (loss) income adjusted for interest expense, interest income, income taxes, depreciation and amortization and for specific and defined supplemental adjustments to exclude (i) non-cash equity-based compensation expense; (ii) equity in net earnings (losses) of investments; and (iii) certain other items that we believe are not indicative of our core operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue.
Our Adjusted EBITDA and Adjusted EBITDA margin are not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to, measures used in accordance with GAAP. We present Adjusted EBITDA and Adjusted EBITDA margin because we believe certain investors use them as measures of a company's historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments in presenting Adjusted EBITDA and Adjusted EBITDA margin is appropriate to provide additional information to investors because Adjusted EBITDA and Adjusted EBITDA margin exclude certain items that we believe are not indicative of our core operating performance and that are not excluded in the calculation of EBITDA. Adjusted EBITDA is also similar to the measures used under the debt covenants included in our credit facilities, except that the definition used in our credit facilities does not exclude cash gains. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational-decision making.
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

The following tables set forth reconciliations of our net (loss) income to Adjusted EBITDA for the periods presented:

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Adjusted EBITDA:
Net (loss) income	$(8,580)	$31,368	$73,472	$56,509	$39,914
Interest expense	25,079	10,836	7,682	6,772	5,511
Interest income(1)	(572)	(332)	(260)	(1,024)	(166)
Income tax benefit	(981)	—	—	—	—
Depreciation and amortization	89,124	66,591	55,355	43,918	34,601
Loss on disposal of property and equipment	569	1,994	1,307	695	235
Impact fee expense	649	27,018	—	—	—
Equity-based compensation	84,790	5,935	5,237	4,291	13,170
Equity in net losses (earnings) of investments	1,077	10,138	(821)	1,053	57
Loss on extinguishment of debt	3,565	—	212	—	2,146
Gain on sale of asset	—	—	(248)	—	—
Gain on lease termination	—	(2,801)	—	—	—
Impairment of notes receivable and interest receivable(2)	—	2,426	—	—	—
Adjusted EBITDA	$194,720	$153,173	$141,936	$112,214	$95,468
________________________________________

(1)	Interest income is included in the "Other" line of other income (expense) in our consolidated statements of operations and comprehensive income (loss).

(2)
The write-off of interest income receivable pertaining to our notes receivable with Planet3, Inc. is included in the selling, general and administrative expense line in our consolidated statements of operations and comprehensive income (loss).

Components of Results of Operations
Revenue
During each of the years ended December 31, 2017, 2016, and 2015, we derived more than 95% of our revenue from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing of cabinet space and power; and (2) connectivity services, which includes cross-connects, broadband services and external connectivity. The remainder of our revenue is from non-recurring revenue streams, which primarily includes installation and contract settlements. Based on the current growth stage of our business, we expect increases in revenue to be driven primarily by increases in volume, rather than changes in the prices we charge to our customers.
Revenue from recurring revenue streams is generally billed monthly and recognized ratably over the period to which the service relates. Contracts with our customers generally have terms of three to five years. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the expected life of the installation, which was 66 months and 73 months as of December 31, 2017 and 2016, respectively, for colocation contracts, 29 months and 34 months as of December 31, 2017 and 2016, respectively, for broadband services contracts, and 41 months and 35 months as of December 31, 2017 and 2016, respectively, for external connectivity contracts. Revenue from connectivity services is generally recognized on a gross basis, primarily because we generally act as the principal in the transactions, take title to services and bear credit risk. Revenue from contract settlements, which result when a customer wishes to terminate their contract early, is recognized when no remaining performance obligations exist, to the extent that the revenue has not previously been recognized.
Cost of Revenue
Cost of revenue consists primarily of depreciation and amortization expense, expenses associated with the operations of our facilities, including electricity and other utility costs and repairs and maintenance, data center employees' salaries and benefits, including equity-based compensation, connectivity costs, and rental payments related to our leased buildings and land used in data center operations. A substantial majority of our cost of revenue is fixed in nature and may not vary significantly from period to period, unless we expand our existing data centers or open new data centers. However, there are certain costs that are considered more variable in nature, including utilities and supplies that are directly related to growth in our existing and new customer base. We have seen the cost of our utilities, specifically electricity, decrease as we have become an unbundled purchaser of energy in Nevada, and are able to purchase energy from the open market. The largest portion of our utility costs is fixed and a smaller portion is variable with market conditions.
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
Operating Expenses
Selling, General and Administrative Expense
Selling, general and administrative expenses consist primarily of salaries and related expenses, including equity-based compensation, accounting, legal and other professional service fees, real estate and personal property taxes, rental payments related to our corporate office lease, marketing and selling expenses, including sponsorships, commissions paid to partners, travel, depreciation and amortization expense for assets not used in data center operations, insurance, and other facility and employee related costs. This expense classification may not be comparable to those of other companies. We expect to incur additional selling, general and administrative expenses as we continue to scale our operations to invest in sales and marketing initiatives to further increase our revenue and support our growth. We also expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission and those of the New York Stock Exchange, additional insurance expenses, investor relations activities and other administrative and professional services. As a result, we expect that our selling, general and administrative expense will continue to increase in absolute dollars but may fluctuate as a percentage of our revenue from period to period.
Impact Fee Expense
In September 2016, we filed an application with the Public Utilities Commission of Nevada, or PUCN, to become an unbundled purchaser of energy, capacity and ancillary services in Nevada from a new provider of electric resources. The application was approved in December 2016 and we paid the impact fee of $27.0 million in a lump sum in May 2017 to NV Energy, our former energy provider. As there is no future economic benefit to us from the impact fee, it was recognized as an expense in December 2016.
In November 2017, we also incurred an additional $649,000 in impact fee expense related to deferred energy adjustments representing the difference between actual costs and amounts collected by NV Energy for fuel and purchased power. Similarly, as no future economic benefit is realized by us from the deferred energy adjustments, it was recognized as an expense and subsequently paid in November 2017. We do not expect to incur similar fees in future periods.
Other Income (Expense) Items
Interest Expense
Interest expense consists primarily of interest on our credit facilities and amortization of debt issuance costs.
Equity in Net Earnings (Losses) of Investments
Equity in net earnings (losses) of investments primarily consists of our share of results of operations from our equity method investments, including foreign currency translation adjustments. We currently hold two investments, SUPERNAP International and Planet3, Inc., or Planet3. Our investments in SUPERNAP International and Planet3 were accounted for under the equity method of accounting through December 31, 2017 and December 31, 2016, respectively, and our share of their results of operations are included within equity in net losses of investments for each applicable period presented. As of December 31, 2017, the carrying value of our investment in SUPERNAP International was reduced to zero as a result of recording our share of its losses. Our losses will continue to include the foreign currency translation adjustments in our investment. As of December 31, 2016, we determined an other than temporary loss in the value of our investment in Planet3 had occurred, and we therefore fully impaired its carrying value. Accordingly, we discontinued the equity method of accounting for our investments in SUPERNAP International and Planet3 as of December 31, 2017 and December 31, 2016, respectively, and will not provide for additional losses until our share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.
Other
Other (expense) income items primarily consist of other items that have impacted our results of operations such as loss on extinguishment of debt resulting from termination and full repayment of previously held debt obligations, impairment of notes receivable and gains and losses resulting from other transactions.

Non-Controlling Interest
As the sole manager of Switch, Ltd., we operate and control all of the business and affairs of Switch, Ltd. and its subsidiaries. Although we have a minority economic interest in Switch, Ltd., we have the sole voting interest in, and control the management of, Switch, Ltd. Accordingly, we consolidate the financial results of Switch, Ltd. and report a non-controlling interest on our consolidated statements of operations and comprehensive income (loss), representing the portion of net income or loss and comprehensive income or loss attributable to the other members of Switch, Ltd. The weighted average ownership percentages during the period are used to calculate the net income or loss and other comprehensive income or loss attributable to Switch, Inc. and the non-controlling interest holders.
Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$378,275	$318,352	$265,870
Cost of revenue	198,230	168,844	141,060
Gross profit	180,045	149,508	124,810
Selling, general and administrative expense	160,569	71,420	45,251
Impact fee expense	649	27,018	—
Income from operations	18,827	51,070	79,559
Other income (expense):
Interest expense including amortization of debt issuance costs	(25,079)	(10,836)	(7,682)
Equity in net earnings (losses) of investments	(1,077)	(10,138)	821
Loss on extinguishment of debt	(3,565)	—	(212)
Gain on sale of asset	—	—	248
Impairment of notes receivable	—	(2,371)	—
Gain on lease termination	—	2,801	—
Other	1,333	842	738
Total other expense	(28,388)	(19,702)	(6,087)
(Loss) income before income taxes	(9,561)	31,368	73,472
Income tax benefit	981	—	—
Net (loss) income	(8,580)	31,368	73,472
Less: net income attributable to non-controlling interest	6,628	—	—
Net (loss) income attributable to Switch, Inc.	$(15,208)	$31,368	$73,472

The following table sets forth the consolidated statements of operations data for each of the periods presented as a percentage of revenue. Amounts may not sum due to rounding.

	Years Ended December 31,
	2017	2016	2015
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Cost of revenue	52	53	53
Gross profit	48	47	47
Selling, general and administrative expense	42	22	17
Impact fee expense	—	8	—
Income from operations	5	16	30
Other income (expense):
Interest expense including amortization of debt issuance costs	(7)	(3)	(3)
Equity in net earnings (losses) of investments	—	(3)	—
Loss on extinguishment of debt	(1)	—	—
Gain on sale of asset	—	—	—
Impairment of notes receivable	—	(1)	—
Gain on lease termination	—	1	—
Other	—	—	—
Total other expense	(8)	(6)	(2)
(Loss) income before income taxes	(3)	10	28
Income tax benefit	—	—	—
Net (loss) income	(2)	10	28
Less: net income attributable to non-controlling interest	2	—	—
Net (loss) income attributable to Switch, Inc.	(4)%	10%	28%
Comparison of the Years Ended December 31, 2017 and 2016
Revenue

	Years Ended December 31,		Change
	2017	2016	Amount	%
	(in thousands, except percentage)
Colocation	$304,720	$259,046	$45,674	18%
Connectivity	67,690	53,715	13,975	26%
Other	5,865	5,591	274	5%
Revenue	$378,275	$318,352	$59,923	19%
Revenue increased by $59.9 million, or 19%, for the year ended December 31, 2017, compared to the year ended December 31, 2016. The increase in revenue for the year ended December 31, 2017 was primarily attributable to a $45.7 million increase in colocation revenue and a $14.0 million increase in connectivity revenue, which resulted from increased sales to existing customers along with the addition of new customers as we expanded the facilities in The Core Campus throughout 2016 and 2017 and opened the first facilities in The Pyramid Campus and The Citadel Campus in June 2016 and November 2016, respectively. Approximately 16% of the increase in sales for the year ended December 31, 2017 was attributable to new customers initiating service after December 31, 2016, and the remaining approximately 84% of the increase in sales was attributable to growth from existing customers. Our revenue churn rate was 0.6% and 1.1% during the years ended December 31, 2017 and 2016, respectively. The increase in revenue during the year ended December 31, 2017 was primarily related to increased volume, rather than an increase in the prices we charge our customers.

Cost of Revenue and Gross Margin

	Years Ended December 31,		Change
	2017	2016	Amount	%
	(in thousands, except percentage)
Cost of revenue	$198,230	$168,844	$29,386	17%
Gross margin	47.6%	47.0%
Cost of revenue increased by $29.4 million, or 17%, for the year ended December 31, 2017, compared to the year ended December 31, 2016. The increase in the cost of revenue for the year ended December 31, 2017 was primarily attributable to a $20.9 million increase in depreciation and amortization costs, a $2.9 million increase in connectivity costs and a $1.4 million increase in facilities costs, such as maintenance costs, associated with increased occupancy from the buildout and expansion of The Core Campus, The Citadel Campus and The Pyramid Campus. In addition, salaries and related employee expenses increased by $4.6 million due to an increase in direct labor costs from an increase in headcount offset by a decrease in rent expense of $477,000. Gross margin improved by 60 basis points for the year ended December 31, 2017, compared to the year ended December 31, 2016.
Operating Expenses

	Years Ended December 31,		Change
	2017	2016	Amount	%
	(in thousands, except percentage)
Selling, general and administrative expense	$160,569	$71,420	$89,149	125%
Impact fee expense	649	27,018	(26,369)	(98)%
Total operating expenses	$161,218	$98,438	$62,780	64%
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $89.1 million, or 125%, for the year ended December 31, 2017, compared to the year ended December 31, 2016. The increase in selling, general and administrative expense for the year ended December 31, 2017 was primarily attributable to a $77.7 million increase in equity-based compensation expense resulting primarily from the accelerated vesting of certain incentive units upon our IPO and awards granted under the 2017 Incentive Award Plan, a $5.6 million increase in professional service fees for legal and accounting services and a $5.4 million increase in salaries and related expenses predominantly due to an increase in headcount.
Impact Fee Expense
During the year ended December 31, 2016, we filed an application with the PUCN to become an unbundled purchaser of energy, capacity and ancillary services from a new provider of electric resources in Nevada, which was approved in December 2016, and incurred an impact fee expense of $27.0 million. During the year ended December 31, 2017, we incurred $649,000 related to deferred energy adjustments representing the difference between actual costs and amounts collected by NV Energy for fuel and purchased power.

Other Income (Expense)

	Years Ended December 31,		Change
	2017	2016	Amount	%
	(in thousands, except percentage)
Other income (expense):
Interest expense	$(25,079)	$(10,836)	$(14,243)	(131)%
Equity in net losses of investments	(1,077)	(10,138)	9,061	89%
Loss on extinguishment of debt	(3,565)	—	(3,565)	NM
Impairment of notes receivable	—	(2,371)	2,371	NM
Gain on lease termination	—	2,801	(2,801)	NM
Other	1,333	842	491	58%
Total	(28,388)	(19,702)	(8,686)	(44)%
________________________________________
NM - Not meaningful
Interest Expense
Interest expense increased by $14.2 million to $25.1 million for the year ended December 31, 2017, compared to $10.8 million for the year ended December 31, 2016. The increase was primarily driven by an increase in our outstanding long-term debt from $472.1 million as of December 31, 2016 to $591.8 million as of December 31, 2017.
Equity in Net Losses of Investments
Equity in net losses of investments related to our equity method investments in SUPERNAP International and Planet3 was $1.1 million in net losses for the year ended December 31, 2017, compared to $10.1 million of net losses for the year ended December 31, 2016. The net losses for these periods are related to the financial performance of our equity method investment in Planet3 and SUPERNAP International. In addition, in 2016, we recorded an impairment for the full carrying value of our investment in Planet3 of $4.4 million.
Loss on Extinguishment of Debt
Loss on extinguishment of debt was $3.6 million for the year ended December 31, 2017 related to the refinancing of our original credit agreement and closing of our amended and restated credit agreement in June 2017. The loss consisted of the write-off of previously unamortized debt issuance costs of $2.1 million and lender fees of $1.5 million. There was no such extinguishment of debt during the year ended December 31, 2016.
Income Tax Benefit

	Years Ended December 31,		Change
	2017	2016	Amount	%
	(in thousands, except percentage)
Income tax benefit	$981	$—	$981	NM
________________________________________
NM - Not meaningful
As a result of the IPO and certain organizational transactions completed in connection with our IPO, we became the sole manager of Switch, Ltd., which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Switch, Ltd. is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Switch, Ltd. is passed through to, and included in the taxable income or loss of, its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss generated by Switch, Ltd.

Net Income Attributable to Non-controlling Interest

	Years Ended December 31,		Change
	2017	2016	Amount	%
	(in thousands, except percentage)
Net income attributable to non-controlling interest	$6,628	$—	$6,628	NM
________________________________________
NM - Not meaningful
As a result of the IPO and certain organizational transactions completed in connection with our IPO described within Note 1 "Organization" to our consolidated financial statements, the Members at December 31, 2017 became non-controlling interest holders of Switch, Ltd. and owned 85.5% of the outstanding Common Units, with the remaining 14.5% owned by Switch, Inc. Net loss for the year ended December 31, 2017 was therefore attributed to non-controlling interest holders based on the resulting ownership percentages. Further, as the IPO and certain organizational transactions completed in connection with our IPO occurred during the year ended December 31, 2017, there was no non-controlling interest during the year ended December 31, 2016.
Comparison of the Years Ended December 31, 2016 and 2015
Revenue

	Years Ended December 31,		Change
	2016	2015	Amount	%
	(in thousands, except percentage)
Colocation	$259,046	$218,498	$40,548	19%
Connectivity	53,715	43,147	10,568	24%
Other	5,591	4,225	1,366	32%
Revenue	$318,352	$265,870	$52,482	20%
Revenue increased by $52.5 million, or 20%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase in revenue was primarily attributable to a $40.5 million increase in colocation revenue and a $10.6 million increase in connectivity revenue, which resulted from increased sales as we expanded The Core Campus throughout 2015 and 2016 and opened our first facilities in each of The Pyramid Campus and The Citadel Campus in 2016. Approximately 56% of the increase in sales was attributable to growth from existing customers, and the remaining approximately 44% of the increase in sales was attributable to new customers initiating service after December 31, 2015. The increase in revenue was primarily related to increased volume, rather than an increase in the prices we charge our customers.
Cost of Revenue and Gross Margin

	Years Ended December 31,		Change
	2016	2015	Amount	%
	(in thousands, except percentage)
Cost of revenue	$168,844	$141,060	$27,784	20%
Gross margin	47.0%	46.9%
Cost of revenue increased by $27.8 million, or 20%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase resulted from a $10.5 million increase in depreciation and amortization costs attributable to the buildout and expansions of The Core Campus, The Pyramid Campus and The Citadel Campus, a $7.7 million increase in direct labor costs from an increase in headcount and a $7.0 million increase in connectivity costs resulting from our growth in operations. In addition, there was a $2.0 million increase in facilities costs and a $549,000 increase in rent expense primarily due to The Pyramid Campus data center going into service in June 2016. Gross margin remained relatively constant for the year ended December 31, 2016, compared to the year ended December 31, 2015.

Operating Expenses

	Years Ended December 31,		Change
	2016	2015	Amount	%
	(in thousands, except percentage)
Selling, general and administrative expense	$71,420	$45,251	$26,169	58%
Impact fee expense	27,018	—	27,018	NM
Total operating expenses	$98,438	$45,251	$53,187	118%
________________________________________
NM - Not meaningful
Selling, General and Administrative Expense
Selling, general and administrative expense increased by $26.2 million, or 58%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase was primarily attributable to an $11.4 million increase in salaries and related expenses, primarily due to an increase in headcount. In addition, there were increases in costs due to the expansions of The Citadel Campus and The Pyramid Campus prior to their openings that are not attributable to cost of revenue, including a $3.8 million increase in rent expense and a $1.3 million increase in taxes. The increase in selling, general and administrative expense is also attributable to a $2.6 million increase in expenses relating to employee meals and training costs due to the increase in headcount, a $2.3 million increase in marketing and selling costs related to sponsorships at various events, a $1.3 million increase in commissions paid to partners due to increased customer referral activity, a $1.4 million increase in depreciation expense, a $1.1 million increase in legal and accounting services and a $1.0 million increase in travel expenses related to the construction projects for The Citadel Campus and The Pyramid Campus.
Impact Fee Expense
Impact fee expense was $27.0 million for the year ended December 31, 2016, compared to zero for the year ended December 31, 2015. We filed an application with the PUCN to become an unbundled purchaser of energy, capacity and ancillary services from a new provider of electric resources in Nevada, which was approved in December 2016. There was no such activity in 2015.
Other Income (Expense)

	Years Ended December 31,		Change
	2016	2015	Amount	%
	(in thousands, except percentage)
Other income (expense):
Interest expense	$(10,836)	$(7,682)	$(3,154)	41%
Equity in net (losses) earnings of investments	(10,138)	821	(10,959)	NM
Loss on extinguishment of debt	—	(212)	212	NM
Gain on sale of asset	—	248	(248)	NM
Impairment of notes receivable	(2,371)	—	(2,371)	NM
Gain on lease termination	2,801	—	2,801	NM
Other	842	738	104	14%
Total	$(19,702)	$(6,087)	$(13,615)	224%
________________________________________
NM - Not meaningful
Interest Expense
Interest expense increased by $3.2 million to $10.8 million for the year ended December 31, 2016, compared to $7.7 million for the year ended December 31, 2015. The change was primarily driven by an increase in our outstanding long-term debt from $292.5 million as of December 31, 2015 to $472.1 million as of December 31, 2016.

Equity in Net (Losses) Earnings of Investments
Equity in net (losses) earnings of investments was net losses of $10.1 million for the year ended December 31, 2016, compared to net earnings of $821,000 for the year ended December 31, 2015. The change was due to the financial performance of SUPERNAP International and Planet3, our equity method investments in which we share in the losses and earnings of these entities. During 2015, SUPERNAP International recognized $10.0 million in revenue under a license agreement with a Thailand joint venture. During 2016, both of our equity method investment entities incurred net losses and in addition, we recorded an impairment for the full carrying value of our investment in Planet3 of $4.4 million.
Loss on Extinguishment of Debt
Loss on extinguishment of debt of $212,000 for the year ended December 31, 2015 related to the May 2015 termination and full repayment of our previous credit facilities. There was no such extinguishment of debt in 2016.
Gain on Sale of Asset
Gain on sale of asset of $248,000 for the year ended December 31, 2015 related to a gain on the sale of land owned by one of our wholly-owned subsidiaries. There was no such gain in 2016.
Impairment of Notes Receivable
Impairment of notes receivable was $2.4 million for the year ended December 31, 2016 due to a full impairment in 2016 of the carrying value of notes receivable from Planet3. There was no such impairment in 2015.
Gain on Lease Termination
Gain on lease termination was $2.8 million for the year ended December 31, 2016 related to a gain resulting from the termination of a customer's lease of land for the development of office space on The Citadel Campus. There was no such activity in 2015.
Liquidity and Capital Resources
Switch, Inc. is a holding company and has no material assets other than our ownership of Common Units. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of Switch, Ltd. and its subsidiaries and any distributions we receive from Switch, Ltd. The terms of the amended and restated credit agreement limit the ability of Switch, Ltd., among other things, to incur additional debt, incur additional liens, encumbrances or contingent liabilities, and pay distributions or make certain other restricted payments.
As of December 31, 2017, we had $264.7 million of cash and our total indebtedness was comprised of debt and financing obligations totaling $613.6 million consisting of (i) $591.8 million principal from our term loan facility (net of deferred debt issuance costs) and (ii) approximately $21.8 million from our capital lease obligations. As of December 31, 2017, we had access to $500.0 million in additional liquidity from our revolving credit facility. We believe we have sufficient cash and access to liquidity, coupled with anticipated cash generated from operating activities, to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including repayment of the current portion of our debt as it becomes due and completion of our development projects. We plan to continue to finance our operations and capital expenditures from customers paying for our services, through the use of our credit facilities and through the proceeds of the IPO.
In addition, with the completion of the IPO, we are obligated to make payments under the Tax Receivable Agreement we entered into with the Members. Although the actual timing and amount of any payments that we make to the Members under the Tax Receivable Agreement will vary, we expect that those payments will be significant. Any payments we make to Members under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to Switch, Ltd. and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us.

Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Years Ended December 31,
	2017	2016	2015
Cash provided by operating activities	$145,101	$166,065	$129,281
Cash used in investing activities	(402,451)	(292,001)	(196,344)
Cash provided by financing activities	499,303	134,457	67,693
Net increase in cash	$241,953	$8,521	$630
Cash Flows from Operating Activities
Cash from operating activities is primarily generated from operating income from our colocation and connectivity activities.
During the year ended December 31, 2017, cash provided by operating activities was $145.1 million, which consisted of net loss of $8.6 million, adjusted by non-cash charges of $178.4 million and a net decrease of $24.7 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $89.1 million, equity-based compensation of $84.8 million, loss on extinguishment of debt of $2.1 million and amortization of debt issuance costs of $1.3 million. The change in our net operating assets and liabilities was primarily due to a $27.0 million decrease in accrued impact fee expense resulting from payment of the impact fee to become an unbundled purchaser of electric resources in Nevada to power our Nevada data centers, a $6.4 million increase in accounts receivable due to an increase in the number and amount of customer invoices during the period, a $1.2 million increase in other assets due to additional debt issuance costs incurred related to our revolving credit facility in connection with our amended and restated credit agreement and a $2.4 million decrease in accrued expenses due to the timing of invoices from vendors and related payments. These changes were partially offset by a $7.7 million increase in deferred revenue and customer deposits due to the timing of billings and cash received in advance of revenue recognition primarily for recurring revenue and a $5.2 million increase in accounts payable related to the timing of invoices from vendors and related payments.
During the year ended December 31, 2016, cash provided by operating activities was $166.1 million, which consisted of net income of $31.4 million, adjusted by non-cash charges of $89.0 million and a net increase of $45.7 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $66.6 million, impairment of our investment in Planet3 of $7.7 million, equity-based compensation of $5.9 million, equity in net losses of investments of $5.8 million, loss on disposal of property and equipment of $2.0 million, and amortization of debt issuance costs of $922,000. The change in our net operating assets and liabilities was primarily due to an increase in accrued impact fee expense of $27.0 million as a result of the approval of our application to become an unbundled purchaser of electric resources in Nevada to power our Nevada data centers, an increase of $12.0 million increase in deferred revenue and customer deposits due to the timing of billings and cash received in advance of revenue recognition primarily for recurring revenue, a $7.5 million increase in accrued expenses and accrued salaries and benefits primarily due to an increase in vendor-related accruals and accrued payroll liabilities, partially offset by a $1.1 million increase in accounts receivable due to an increase in the number and amount of customer invoices during the period.
During the year ended December 31, 2015, cash provided by operating activities was $129.3 million, which consisted of net income of $73.5 million, adjusted by non-cash items of $61.8 million and a net decrease of $6.0 million in our operating assets and liabilities. The non-cash items are primarily comprised of depreciation and amortization of $55.4 million, equity-based compensation of $5.2 million, loss on disposal of property and equipment of $1.3 million and amortization of debt issuance costs of $625,000, partially offset by equity in net earnings of investments of $821,000. The change in our net operating assets and liabilities was primarily due to an increase of $4.5 million in prepaid expenses and other assets primarily due to increase in prepaid maintenance and other receivable, a decrease of $1.2 million in accounts payable due to the timing of invoices from vendors and related payments, and a $3.6 million increase in accounts receivable due to an increase in the number and amount of customer invoices during the period. These changes were partially offset by an increase of $2.9 million in deferred revenue and customer deposits due to the timing of billings and cash received in advance of revenue recognition primarily for recurring revenue.
Cash Flows from Investing Activities
During the year ended December 31, 2017, cash used in investing activities was $402.5 million, primarily consisting of capital expenditures related to the expansion of our data center facilities.
During the year ended December 31, 2016, cash used in investing activities was $292.0 million, primarily consisting of capital expenditures of $287.1 million related to the expansion of our data center facilities, purchase of notes receivable of $3.0 million, and an additional investment of $1.5 million in Planet3.

During the year ended December 31, 2015, cash used in investing activities was $196.3 million, primarily consisting of capital expenditures of $190.1 million related to the expansion of our data center facilities and our investment of $6.5 million in Planet3. These outflows were partially offset by proceeds from the sale of property and equipment of $1.2 million.
Cash Flows from Financing Activities
During the year ended December 31, 2017, cash provided by financing activities was $499.3 million, primarily consisting of $976.0 million in proceeds from borrowings made on our credit facilities and $572.4 million in proceeds from the issuance of common stock sold in our IPO, net of offering costs, partially offset by repayments of long-term debt of $855.0 million, distributions to members and non-controlling interests of $185.3 million and payments of debt issuance costs of $9.0 million.
During the year ended December 31, 2016, cash provided by financing activities was $134.5 million, primarily consisting of $189.0 million in proceeds from borrowings made on our credit facilities, partially offset by distributions to members of $28.1 million, repurchases of member unit options of $15.1 million and repayments of long-term debt of $10.0 million.
During the year ended December 31, 2015, cash provided by financing activities was $67.7 million, primarily consisting of $321.9 million proceeds from borrowings made on our credit facilities, partially offset by repayments of long-term debt of $223.6 million, distributions to members of $20.5 million, payment of long-term deposits of $4.4 million in connection with an agreement whereby NV Energy designed, constructed, maintains and owns a substation and related feeders that services the development of future data center facilities on The Core Campus, payment of debt issuance costs of $2.8 million, taxes paid for net settlement of exercised options of $1.6 million and repurchases of member unit options of $1.4 million.
Outstanding Indebtedness
On June 27, 2017, we entered into an amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent, and certain other lenders, consisting of a $600.0 million term loan facility, maturing on June 27, 2024, and a $500.0 million revolving credit facility, maturing on June 27, 2022, which replaced our prior credit facility. We refer to the term loan facility and the revolving credit facility as the credit facilities. We are required to repay the aggregate outstanding principal amount of the initial term loan in consecutive quarterly installments equal to $1.5 million until final payment of $559.5 million is made on the maturity date.
The amended and restated credit agreement permits the issuance of letters of credit upon Switch, Ltd.'s request of up to $30.0 million. As of December 31, 2017, we had no borrowings outstanding under the revolving credit facility and $500.0 million of availability. As of December 31, 2017, we had $591.8 million of borrowings outstanding under the term loan (net of deferred debt issuance costs). Upon satisfying certain conditions, the amended and restated credit agreement provides that Switch, Ltd. can increase the amount available for borrowing under the credit facilities no more than five times (up to an additional $75.0 million in total, plus an additional amount subject to certain leverage restrictions) during the term of the amended and restated credit agreement.
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
The credit facilities have, among other things, financial and other covenants. Beginning with the fiscal quarter ended June 30, 2017, the terms of the credit facilities require compliance with the consolidated total leverage ratio (as defined in the amended and restated credit agreement). As of December 31, 2017, the maximum consolidated total leverage ratio was 5.50 to 1.00. The maximum consolidated total leverage ratio is subject to change periodically for future fiscal quarters. We were in compliance with this covenant as of December 31, 2017. Certain covenants also limit or restrict Switch, Ltd.'s ability to, subject to specified exceptions and baskets, incur additional debt; incur additional liens, encumbrances or contingent liabilities; make investments in other persons or property; sell or dispose of its assets; merge with or acquire other companies; liquidate or dissolve ourselves of any of the subsidiary guarantors; engage in any business that is not otherwise a related line of business; engage in certain transactions with affiliates; pay dividends or make other restricted payments; and make loans, advances or guarantees.
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
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Long-term debt, principal(1)	$6,000	$12,000	$12,000	$567,000	$597,000
Long-term debt, interest(2)	24,853	49,020	46,980	32,104	152,957
Capital lease obligations(3)	4,261	4,188	4,549	31,330	44,328
Operating leases(4)	7,064	14,399	7,804	57,296	86,563
Other contractual commitments(5)	110,928	21,176	3,475	26,079	161,658
Total	$153,106	$100,783	$74,808	$713,809	$1,042,506
________________________________________

(1)	Represents principal payments only. We will pay interest on outstanding indebtedness based on the rates and terms summarized in Note 6 "Long-term Debt" to our consolidated financial statements.

(2)
Represents interest expected to be incurred on our long-term debt based on obligations outstanding at December 31, 2017 based on the rates and terms summarized in Note 6 "Long-term Debt" to our consolidated financial statements.

(3)	Represents principal and interest. See Note 7 "Leases" to our consolidated financial statements.

(4)	Represents minimum operating lease payments, excluding potential lease renewals. See Note 7 "Leases" to our consolidated financial statements.

(5)
Represents primarily construction-related purchase orders and power purchase and portfolio energy credit agreements for our data centers. See Note 9 "Commitments and Contingencies" to our consolidated financial statements.

In January 2018, we entered into a Master Power Purchase & Sale Agreement of electricity with Tenaska Power Services Co. See Note 18 "Subsequent Events" to our consolidated financial statements for more information.
The table above excludes any obligations under the Tax Receivable Agreement. Although the actual timing and amount of any payments that we make to the Members under the Tax Receivable Agreement will vary, we expect that those payments will be significant.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.
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
Equity-Based Compensation
Equity-based compensation for periods subsequent to our IPO includes stock options and restricted stock units awarded to employees. We measure equity-based compensation expense at the grant date based on the fair value of the award and recognize the expense over the requisite service period, which is generally the vesting period. We use the straight-line method to recognize compensation expense for equity awards with service conditions and the accelerated attribution method for equity awards with performance conditions.
We estimate the fair value of stock options using the Black-Scholes option-pricing model, which utilizes various inputs and assumptions, some of which are subjective. Key inputs we use in applying the Black-Scholes option-pricing model are the stock price on the date of grant, expected stock price volatility, expected term of the award, risk-free interest rate and expected dividend yield. We estimate expected volatility by analyzing the volatility of publicly-traded companies in the same industry and selecting the average volatility of the peer group. We estimate the expected term of stock option awards using the "simplified" method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the stock option. The risk-free interest rate for the period equal to the expected term of the stock option award is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the stock option awards at the time of grant. The expected dividend yield is based on our estimate of annual dividends expected to be paid at the time of grant.
Equity-based compensation for periods prior to our IPO includes incentive units and unit options awarded to employees and members. These equity awards generally had only a service condition. The service-based condition of those equity awards was satisfied over a period of up to five years. We estimated the fair value of these equity-based awards using the Black-Scholes option pricing model, which requires the input of highly complex and subjective variables. Our assumptions were as follows:

•
Expected volatility.    As we had not been a public company and do not have a trading history for our member equity units, the expected price volatility of the member equity units was estimated by analyzing the volatility of companies in the same industry and selecting volatility within the range.

•	Risk-free interest rate. The risk-free interest rate was based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the equity awards.

•	Expected term. The expected term of the equity award was calculated by analyzing the historical exercise data and obtaining the weighted average of the holding period for the equity awards.

•
Expected dividend yield.    The expected dividend rate was determined at the grant date for each equity award. Because the Common Units are not publicly traded, the fair values of Common Units were estimated on each grant date by a board of managers of Switch, Ltd. for historical periods prior to our IPO. In order to determine the fair value of the Common Units, the board of managers considered, among other things, contemporaneous valuations of the Common Units prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The board of managers exercised reasonable judgment and considered several objective and subjective factors to determine the best estimate of the fair value of our member equity units including:

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
In determining the fair value of the Common Units, we estimated the enterprise value of our business primarily using a weighted average approach of a combination of the following three methods: (i) publicly traded data center company multiples; (ii) data center precedent transaction multiples; and (iii) the discounted cash flow method based on our five-year forecast. The weighting of these three methods varied over time. Application of these approaches involved the use of estimates, judgment and assumptions that were highly complex and subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable companies and the probability of possible future events.
We recorded equity-based compensation expense of $84.8 million, $5.9 million and $5.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase in equity-based compensation expense during the year ended December 31, 2017 related to the accelerated vesting of certain incentive units upon our IPO and fully vested awards granted under our 2017 Incentive Award Plan. We expect to continue to grant equity-based awards in the future, and, to the extent that we do, our equity-based compensation expense recognized in future periods will likely increase.
Income Taxes
We account for income taxes pursuant to the asset and liability method, which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more likely than not that such assets will not be realized. In making the assessment under the more likely than not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. The assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods by jurisdiction, our experience with loss carryforwards not expiring unutilized and all tax planning alternatives that may be available. A valuation allowance is recognized if under applicable accounting standards we determine it is more likely than not that our deferred tax assets would not be realized.
JOBS Act Accounting Election
We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Recent Accounting Pronouncements
See Note 2 "Summary of Significant Accounting Policies—Recent Accounting Pronouncements" to our consolidated financial statements for more information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to financial market risks, primarily in interest rates related to our debt obligations.
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. We attempt to limit our exposure to interest rate risk by managing the mix of our borrowings and through our normal operating and financing activities. Borrowings under our amended and restated credit agreement as of December 31, 2017 bear interest at a margin above LIBOR or base rate (each as defined in the amended and restated credit agreement) as selected by us. We had $597.0 million of outstanding borrowings under our credit facilities as of December 31, 2017 with an underlying interest rate of 3.81%. Based on our outstanding borrowings at December 31, 2017, a hypothetical increase or decrease of 100 basis points would cause our annual interest cost to change by approximately $6.0 million.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Switch, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Switch, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), of stockholders'/members' equity, and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada
April 2, 2018

We have served as the Company's auditor since 2013.

Switch, Inc.
Consolidated Balance Sheets
(in thousands, except for per share and share data)

	December 31,
	2017	2016

ASSETS
CURRENT ASSETS:
Cash	$264,666	$22,713
Accounts receivable, net of allowance of $472 and $340, respectively	16,386	9,131
Prepaid expenses	5,037	3,921
Other current assets	2,101	2,052
Total current assets	288,190	37,817
Property and equipment, net	1,133,572	874,259
Long-term deposit	3,842	4,440
Investments	—	169
Other assets	9,155	4,330
TOTAL ASSETS	$1,434,759	$921,015

LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY
CURRENT LIABILITIES:
Long-term debt, current portion	$5,194	$14,330
Accounts payable	18,934	1,663
Accrued salaries and benefits	5,211	4,221
Accrued expenses	6,469	8,906
Accrued construction payables	7,052	47,528
Accrued Michigan building and land purchase	—	23,916
Accrued impact fee expense	—	27,018
Deferred revenue, current portion	11,482	7,157
Customer deposits	8,634	6,939
Capital lease obligations, current portion	2,309	4,000
Total current liabilities	65,285	145,678
Long-term debt, net	586,566	457,737
Capital lease obligations	19,466	19,466
Accrued interest, capital lease obligations	1,927	2,070
Deferred revenue	19,382	17,701
TOTAL LIABILITIES	692,626	642,652
Commitments and contingencies (Note 7 and Note 9)
STOCKHOLDERS'/MEMBERS' EQUITY:
Members' equity	—	279,056
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, none issued and outstanding as of December 31, 2017	—	—
Class A common stock, $0.001 par value per share, 750,000,000 shares authorized, 35,937,500 shares issued and outstanding as of December 31, 2017	36	—
Class B common stock, $0.001 par value per share, 300,000,000 shares authorized, 173,624,316 shares issued and outstanding as of December 31, 2017	174	—
Class C common stock, $0.001 par value per share, 75,000,000 shares authorized, 42,944,647 shares issued and outstanding as of December 31, 2017	43	—
Additional paid in capital	107,008	—
Retained earnings	1,602	—
Accumulated other comprehensive gain (loss)	31	(693)
Total Switch, Inc. stockholders'/Switch, Ltd. members' equity	108,894	278,363
Non-controlling interest	633,239	—
TOTAL STOCKHOLDERS'/MEMBERS' EQUITY	742,133	278,363
TOTAL LIABILITIES AND STOCKHOLDERS'/MEMBERS' EQUITY	$1,434,759	$921,015

The accompanying notes are an integral part of these consolidated financial statements.

Switch, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except for share and per share data)

	Years Ended December 31,
	2017	2016	2015
Revenue	$378,275	$318,352	$265,870
Cost of revenue	198,230	168,844	141,060
Gross profit	180,045	149,508	124,810
Selling, general and administrative expense	160,569	71,420	45,251
Impact fee expense	649	27,018	—
Income from operations	18,827	51,070	79,559
Other income (expense):
Interest expense, including $1,303, $922, and $625, respectively, in amortization of debt issuance costs	(25,079)	(10,836)	(7,682)
Equity in net (losses) earnings of investments	(1,077)	(10,138)	821
Loss on extinguishment of debt	(3,565)	—	(212)
Gain on sale of asset	—	—	248
Impairment of notes receivable	—	(2,371)	—
Gain on lease termination	—	2,801	—
Other	1,333	842	738
Total other expense	(28,388)	(19,702)	(6,087)
(Loss) income before income taxes	(9,561)	31,368	73,472
Income tax benefit	981	—	—
Net (loss) income	(8,580)	31,368	73,472
Less: net income attributable to non-controlling interest	6,628	—	—
Net (loss) income attributable to Switch, Inc.	(15,208)	31,368	73,472

Net (loss) income per share/unit (Note 15):
Basic	$(1.88)	$0.16	$0.37
Diluted	$(1.88)	$0.15	$0.37

Weighted average shares/units used in computing net (loss) income per share/unit:
Basic	8,073,908	199,047,070	196,773,458
Diluted	8,073,908	203,461,420	199,272,269

Other comprehensive income:
Foreign currency translation adjustments	908	(86)	(607)
Comprehensive (loss) income	(7,672)	31,282	72,865
Less: comprehensive income attributable to non-controlling interest	6,732	—	—
Comprehensive (loss) income attributable to Switch, Inc.	$(14,404)	$31,282	$72,865

The accompanying notes are an integral part of these consolidated financial statements.

Switch, Inc.
Consolidated Statements of Stockholders'/Members' Equity
(in thousands, except for share data)

			Class A Common Stock		Class B Common Stock		Class C Common Stock
	Members' Equity	Notes Receivable Issued to Members	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders' / Members' Equity
Balance — December 31, 2014	$245,981	$(18,166)	—	$—	—	$—	—	$—	$—	$—	$—	$—	$227,815
Net income	73,472	—	—	—	—	—	—	—	—	—	—	—	73,472
Distributions	(18,212)	2	—	—	—	—	—	—	—	—	—	—	(18,210)
Net settlement of recourse notes issued to Members	—	18,164	—	—	—	—	—	—	—	—	—	—	18,164
Taxes paid on behalf of employees for option exercises	(1,558)	—	—	—	—	—	—	—	—	—	—	—	(1,558)
Net settlement of outstanding vested options	(3,878)	—	—	—	—	—	—	—	—	—	—	—	(3,878)
Issuance of membership units for net settlement	3,878	—	—	—	—	—	—	—	—	—	—	—	3,878
Repurchase of Member options	(18,301)	—	—	—	—	—	—	—	—	—	—	—	(18,301)
Repurchase of units	(1,393)	—	—	—	—	—	—	—	—	—	—	—	(1,393)
Equity-based compensation expense	5,237	—	—	—	—	—	—	—	—	—	—	—	5,237
Issuance of membership units upon exercise of unit options	75	—	—	—	—	—	—	—	—	—	—	—	75
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(607)	—	(607)
Balance — December 31, 2015	285,301	—	—	—	—	—	—	—	—	—	(607)	—	284,694
Net income	31,368	—	—	—	—	—	—	—	—	—	—	—	31,368
Distributions	(28,110)	—	—	—	—	—	—	—	—	—	—	—	(28,110)
Taxes paid on behalf of employees for option exercises	(290)	—	—	—	—	—	—	—	—	—	—	—	(290)
Net settlement of outstanding vested options	(744)	—	—	—	—	—	—	—	—	—	—	—	(744)
Issuance of membership units for net settlement	744	—	—	—	—	—	—	—	—	—	—	—	744

			Class A Common Stock		Class B Common Stock		Class C Common Stock
	Members' Equity	Notes Receivable Issued to Members	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders' / Members' Equity
Repurchase of member options and units	(15,148)	—	—	—	—	—	—	—	—	—	—	—	(15,148)
Equity-based compensation expense	4,969	—	—	—	—	—	—	—	—	—	—	—	4,969
Common units awarded	966	—	—	—	—	—	—	—	—	—	—	—	966
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	(86)	—	(86)
Balance — December 31, 2016	279,056	—	—	—	—	—	—	—	—	—	(693)	—	278,363
Activity prior to the initial public offering and related organizational transactions:
Net loss	(17,313)	—	—	—	—	—	—	—	—	—	—	—	(17,313)
Distributions to members	(174,235)	—	—	—	—	—	—	—	—	—	—	—	(174,235)
Equity-based compensation expense	75,110	—	—	—	—	—	—	—	—	—	—	—	75,110
Common units awarded	1,115	—	—	—	—	—	—	—	—	—	—	—	1,115
Issuance of membership units upon exercise of unit options	161	—	—	—	—	—	—	—	—	—	—	—	161
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	—	—	786	—	786
Effects of the initial public offering and related organizational transactions:
Effects of the reorganization transactions	(163,894)	—	—	—	—	—	—	—	163,894	—	—	—	—
Issuance of Class A common stock in the IPO, net of underwriting discount and offering costs	—	—	35,937,500	36	—	—	—	—	572,396	—	—	—	572,432
Issuance of Class B common stock	—	—	—	—	173,624,316	174	—	—	(174)	—	—	—	—
Issuance of Class C common stock	—	—	—	—	—	—	42,944,647	43	(43)	—	—	—	—

			Class A Common Stock		Class B Common Stock		Class C Common Stock
	Members' Equity	Notes Receivable Issued to Members	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders' / Members' Equity
Allocation of equity to non-controlling interest in Switch, Ltd.	—	—	—	—	—	—	—	—	(629,507)	—	(80)	629,587	—
Activity subsequent to the initial public offering and related organizational transactions:
Net income	—	—	—	—	—	—	—	—	—	2,105	—	6,628	8,733
Distributions to non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	(11,203)	(11,203)
Dividends	—	—	—	—	—	—	—	—	—	(503)	—	—	(503)
Equity-based compensation expense	—	—	—	—	—	—	—	—	442	—	—	8,123	8,565
Foreign currency translation	—	—	—	—	—	—	—	—	—	—	18	104	122
Balance — December 31, 2017	$—	$—	35,937,500	$36	173,624,316	$174	42,944,647	$43	$107,008	$1,602	$31	$633,239	$742,133

The accompanying notes are an integral part of these consolidated financial statements.

Switch, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8,580)	$31,368	$73,472
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	89,124	66,591	55,355
Loss on disposal of property and equipment	569	1,994	1,307
Income tax benefit	(981)	—	—
Amortization of debt issuance costs	1,303	922	625
Bad debts	423	383	242
Loss on extinguishment of debt	2,065	—	212
Equity in net losses (earnings) on investments	1,077	5,764	(821)
Gain on sale of asset	—	—	(248)
Planet3 impairment	—	7,696	—
Amortization of notes receivable discount	—	(267)	—
Other income	—	—	(147)
Equity-based compensation	84,790	5,935	5,237
Changes in operating assets and liabilities:
Accounts receivable	(6,435)	(1,101)	(3,566)
Prepaid expenses	(1,116)	187	(487)
Other current assets	(261)	(122)	(781)
Other assets	(1,221)	(463)	(3,229)
Accounts payable	5,248	634	(1,155)
Accrued interest, capital lease obligations	(143)	64	108
Accrued salaries and benefits	991	3,144	412
Accrued expenses	(2,435)	4,353	(153)
Accrued impact fee expense	(27,018)	27,018	—
Deferred revenue	6,006	10,605	1,797
Customer deposits	1,695	1,360	1,101
Net cash provided by operating activities	145,101	166,065	129,281
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(402,561)	(287,097)	(190,113)
Acquisition of intangible asset	(32)	—	(449)
Proceeds from sale of property and equipment	100	—	1,243
Proceeds from notes receivable	211	468	—
Purchase of notes receivable	—	(3,000)	(485)
Purchase of investments	—	(1,500)	(6,540)
Purchase of portfolio energy credits	(169)	(872)	—
Net cash used in investing activities	(402,451)	(292,001)	(196,344)

Switch, Inc.
Consolidated Statements of Cash Flows (continued)
(in thousands)

	Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock sold in initial public offering, net of offering costs	572,432	—	—
Proceeds from borrowings	976,000	189,000	321,883
Long-term deposit	598	—	(4,440)
Repayment of borrowings, including capital lease obligations	(854,991)	(10,000)	(223,600)
Debt issuance costs on new loan	(8,968)	(1,005)	(2,756)
Issuance of membership units upon exercise of unit options	—	—	75
Taxes paid for net settlement of exercised options	—	(290)	(1,558)
Distributions paid to members and non-controlling interests	(185,265)	(28,100)	(20,519)
Dividends paid to Class A common stockholders	(503)	—	—
Repurchase of member options	—	(15,148)	(1,392)
Net cash provided by financing activities	499,303	134,457	67,693
NET INCREASE IN CASH	241,953	8,521	630
CASH — Beginning of year	22,713	14,192	13,562
CASH — End of year	$264,666	$22,713	$14,192

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$23,494	$8,415	$7,123

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
(Decrease) increase in liabilities incurred to acquire property and equipment	$(53,455)	$51,413	$(3,125)
Liability incurred upon acquisition of capital lease asset	$—	$4,000	$—
Forgiveness of note receivable in exchange for capital lease asset	$—	$2,100	$—
Liability incurred related to investment in Planet3	$—	$—	$1,500
Distributions declared but not paid	$152	$757	$623
Net settlement of recourse notes including interest issued to members	$—	$—	$18,256
Net settlement of outstanding vested options	$—	$744	$3,878
Distributions used for payment of option loans and related interest	$173	$10	$9

The accompanying notes are an integral part of these consolidated financial statements.

Switch, Inc.
Notes to Consolidated Financial Statements
1. Organization
Switch, Inc. was formed as a Nevada corporation in June 2017 for the purpose of completing an initial public offering ("IPO") and related organizational transactions in order to carry on the business of Switch, Ltd. and its subsidiaries (collectively, "Switch," and together with Switch, Inc., the "Company"). Switch is comprised of limited liability companies that provide colocation space and related services to global enterprises, financial companies, government agencies, and others that conduct critical business on the internet. Switch develops and operates data centers in Nevada, which are Tier IV Gold certified, and Michigan, and is developing data centers in Georgia, delivering redundant services with low latency and super capacity transport environments. As the manager of Switch, Ltd., Switch, Inc. operates and controls all of the business and affairs of Switch.
On October 11, 2017, Switch, Inc. completed its IPO of 35,937,500 shares of its Class A common stock at a public offering price of $17.00 per share, which included 4,687,500 shares of Class A common stock pursuant to the underwriters' option to acquire additional shares of Class A common stock. Switch, Inc. received approximately $577.3 million in proceeds, net of underwriting discounts and commissions and before offering expenses of $4.9 million. Switch, Inc. used the proceeds to purchase 35,937,500 newly issued common units of Switch, Ltd. ("Common Units"), at a price per Common Unit equal to the IPO price per share of Class A common stock, less underwriting discounts and commissions. As a result of the IPO, Rob Roy, the Founder, Chief Executive Officer and Chairman of Switch, Ltd., and an affiliated entity of Mr. Roy (collectively, the "Founder Members") collectively control approximately 67.2% of the combined voting power of Switch, Inc.'s common stock, which remains unchanged as of December 31, 2017, as a result of their ownership of Switch, Inc.'s Class C common stock.
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

•	Switch, Inc. amended and restated its articles of incorporation to, among other things, provide for Class A common stock, Class B common stock, and Class C common stock;

•
Switch, Inc. issued shares of its Class B common stock to the holders of Common Units other than Switch, Inc. and the Founder Members (the "Non-Founder Members" and, together with the Founder Members, the "Members") on a one-to-one basis with the number of Common Units they owned, for nominal consideration, and shares of its Class C common stock to the Founder Members on a one-to-one basis with the number of Common Units they own, for nominal consideration;

•
Switch, Inc. issued and sold 35,937,500 shares of its Class A common stock in exchange for net proceeds of approximately $577.3 million, after deducting underwriting discounts and commissions but before offering expenses of $4.9 million;

•
Switch, Inc. used all of the net proceeds from the IPO to acquire Common Units from Switch, Ltd. at a purchase price per Common Unit equal to the initial public offering price of Class A common stock, less underwriting discounts and commissions, collectively representing 14.5% of Switch, Ltd.'s outstanding Common Units; and

•
Switch, Inc. entered into (i) a Tax Receivable Agreement with Switch, Ltd. and the Members and (ii) an Amended and Restated Registration Rights Agreement with the Members who, upon the completion of the IPO, owned an aggregate of 216,568,963 shares of Switch, Inc.'s Class B common stock and Class C common stock, representing approximately 94.4% of the combined voting power of all of Switch, Inc.'s common stock.

2. Summary of Significant Accounting Policies
Basis of Presentation and Accounting
The accompanying consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America ("GAAP"), and include the accounts of the Company. All significant intercompany transactions and balances have been eliminated.

As the sole manager of Switch, Ltd., Switch, Inc. operates and controls all of the business and affairs of Switch, and has the sole voting interest in, and controls the management of, Switch, and has the obligation to absorb the losses of, and receive benefits from, Switch. Accordingly, Switch, Inc. identifies itself as the primary beneficiary of Switch and began consolidating Switch in its consolidated financial statements as of the closing date of the IPO, resulting in a non-controlling interest related to the Common Units held by the Members on its consolidated financial statements.
Switch has been determined to be the predecessor for accounting purposes and, accordingly, the consolidated financial statements for periods prior to the IPO and the Transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period from January 1, 2017 through October 10, 2017, as of December 31, 2016, and for the years ended December 31, 2016 and December 31, 2015 presented in the consolidated financial statements and notes to consolidated financial statements herein represent the historical operations of Switch. The amounts as of December 31, 2017 and for the period from October 11, 2017 through December 31, 2017 reflect the consolidated operations of the Company. For the period from June 13, 2017 to October 10, 2017, Switch, Inc. had no business transactions or activities and had no assets or liabilities with the exception of the issuance of one share at par value of $0.001 per share, which was canceled as of the closing date of the IPO.
The Company periodically evaluates entities for consolidation either through ownership of a majority voting interest, or through means other than voting interest, in accordance with the Variable Interest Entity ("VIE") accounting model. A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity's economic performance or (ii) the equity investment at risk is insufficient to finance that entity's activities without additional subordinated financial support.
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
Cash
The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2017 and 2016.
Investments
The Company's investments in entities where it holds at least a 20% ownership interest and has the ability to exercise significant influence, but not control, over the investee are accounted for using the equity method of accounting. The Company's share of the investee's results of operations is included in equity in net (losses) earnings of investments and foreign currency translation adjustments, as applicable, are included in other comprehensive income with a corresponding adjustment to its investment. The Company discontinues applying the equity method of accounting when the investment is reduced to zero. If the investee subsequently reports net income or other comprehensive income, the Company resumes applying the equity method of accounting only after its share of unrecognized net income and other comprehensive income, respectively, equals the share of losses not recognized during the period the equity method of accounting was suspended. The Company gives precedence to other comprehensive income and losses when determining whether to resume applying the equity method of accounting. Investments in entities where the Company holds less than a 20% ownership interest are generally accounted for using the cost method of accounting.
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
During the year ended December 31, 2017, the Company entered into an agreement for the purchase of electricity (Note 9). The accounting guidance for derivative instruments provides a scope exception for commodity contracts that meet the normal purchase and sales criteria specified in the standard. The normal purchases and normal sales exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that are designated as normal purchases and normal sales are not recorded on the consolidated balance sheets at fair value. Based on these requirements, the agreement entered into by the Company meets the normal purchases and normal sales scope exception criteria.
Concentration of Credit and Other Risks
Although the Company operates primarily in Nevada, realization of its customer accounts receivable and its future operations and cash flows could be affected by adverse economic conditions, both regionally and elsewhere in the United States. During the years ended December 31, 2017, 2016, and 2015, the Company's largest customer and its affiliates comprised 11%, 13%, and 14%, respectively, of the Company's revenue. One customer accounted for 18% of accounts receivable as of December 31, 2017. No single customer accounted for 10% or more of accounts receivable as of December 31, 2016.
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
Accounts Receivable
Customer receivables are non-interest bearing and the Company generally does not request collateral from its customers, however, it usually obtains a lien or other security interest in certain customers' equipment placed in the Company's data center, and/or obtains a deposit. In the event collection is not reasonably assured at inception of a contract, recognition of related revenue is deferred generally until receipt of cash payment. The Company maintains an allowance for doubtful accounts for estimated losses up to the full amount of invoices based on the age of the invoices. If the financial condition of the Company's customers were to deteriorate or if they became insolvent, resulting in an impairment of their ability to make payments, greater allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and current economic news and trends, historical bad debt, customer concentrations, customer credit-worthiness and changes in customer payment terms when evaluating revenue recognition and the adequacy of the Company's reserves. Delinquent account balances are written-off after management has determined the likelihood of collection is not probable. The Company recorded bad debt expense of $423,000, $383,000, and $242,000 for the years ended December 31, 2017, 2016, and 2015, respectively.
Notes Receivable
Notes receivable are recorded at amortized cost using the interest method. The Company evaluates the collectability of both principal and interest based on an assessment of any significant changes in the amount and timing of the expected future cash flows. As of December 31, 2016, the Company fully impaired the carrying value of its notes receivable (Note 5).
Internal Use Software
The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. Capitalized software costs placed into service are included in computer equipment, furniture and fixtures within property and equipment, net on the consolidated balance sheets and are amortized on a straight-line basis over a three-year period. Software costs that do not meet capitalization criteria are expensed immediately. The Company capitalized internal use software costs of $1.8 million, $1.3 million, and $542,000 during the years ended December 31, 2017, 2016, and 2015, respectively.
Leases
Upon lease inception, the Company categorizes leases as either operating or capital leases. On certain lease agreements, the Company may receive rent holidays and other incentives. The Company recognizes rent expense on a straight-line basis without regard to deferred payment terms, such as rent holidays, that defer the commencement date of required payments. For assets held under capital leases and leasehold improvements, the estimated useful lives are limited to the shorter of the useful life of the asset or the term of the lease, including renewal option periods if exercise is intended (Note 7). Amortization of assets that are recorded under capital leases is included in depreciation expense.
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
The Company's estimated useful lives of its property and equipment are as follows (in years):

Assets	Estimated Useful Lives
Land improvements	20-30
Buildings, building improvements and leasehold improvements	4.5-40
Substation equipment	30
Data center equipment	5-10
Vehicles	7
Core network equipment	5-7
Cloud computing equipment	5
Fiber facilities	20, 40
Deferred installation charges	3-5
Computer equipment, furniture and fixtures	3-5
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
Portfolio Energy Credits
The Company recognizes portfolio energy credits ("PECs") at their cost when purchased as an intangible asset, subject to impairment testing. PECs are not considered outputs by the Company. Amortization of PECs is recorded within cost of revenue on the consolidated statements of operations and comprehensive income (loss) when PECs are utilized in operations.
Commitments and Contingencies
The Company accrues for commitments and contingencies when management, after considering the facts and circumstances of each matter as then known to management, has determined it is probable a liability will be found to have been incurred and the amount of the loss can be reasonably estimated. When only a range of amounts is reasonably estimable and no amount within the range is more likely than another, the low end of the range is recorded. Legal fees are expensed as incurred. Due to the inherent uncertainties surrounding gain contingencies, the Company does not recognize potential gains until realized.

Deferred Debt Issuance Costs
Costs incurred in obtaining certain debt financing are deferred and amortized over the terms of the related debt instruments using the straight line-method for both term debt, which approximates the interest method, and revolving debt.
Deferred Offering Costs
The Company capitalized certain legal, accounting, and other third-party fees that were directly associated with in-process equity financings until such financings were consummated. After consummation of the equity financing, these costs were recorded in stockholders' equity as a reduction of additional paid in capital generated as a result of the offering. Upon the successful consummation of Switch, Inc.'s IPO in October 2017, deferred offering costs of approximately $4.9 million were recorded in the Company's stockholders' equity as a reduction of additional paid in capital. The Company did not record any deferred offering costs as of December 31, 2016.
Foreign Currency Translation
SUPERNAP International, S.A. ("SUPERNAP International"), an equity method investment of the Company, has investments in foreign subsidiaries. Gains or losses from translation of foreign operations where the local currency is the functional currency are included in other comprehensive income.
Revenue Recognition
During each of the years ended December 31, 2017, 2016, and 2015, the Company derived more than 95% of its revenue from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing of cabinet space and power; and (2) connectivity services, which includes cross-connects, broadband services, and external connectivity. The remainder of the Company's revenue is from non-recurring revenue streams, which primarily include installation and contract settlements. Recurring revenue is generally billed monthly and recognized ratably over the period to which the service relates. The Company's contracts with its customers generally have terms of three to five years. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the expected life of the installation, which was 66 months and 73 months as of December 31, 2017 and 2016, respectively, for colocation contracts, 29 months and 34 months as of December 31, 2017 and 2016, respectively, for broadband services contracts, and 41 months and 35 months as of December 31, 2017 and 2016, respectively, for external connectivity contracts. The expected life of the installation is determined based on (i) the weighted average term of new contracts entered into during the period with customers, plus (ii) the average term of contract renewals entered into during the period with existing customers. Revenue from connectivity services is generally recognized on a gross basis in accordance with the accounting standard related to reporting revenue gross as a principal versus net as an agent, primarily because the Company acts as the principal in the transactions, takes title to services and bears credit risk. Revenue from contract settlements, which result when a customer wishes to terminate their contract early, is generally recognized when no remaining performance obligations exist, to the extent that the revenue has not previously been recognized.
The Company guarantees certain service levels, such as uptime, as outlined in individual customer contracts. If these service levels are not achieved, the Company reduces revenue for any credits given to the customer as a result. There were no service level credits issued during the years ended December 31, 2017, 2016, and 2015.
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
Income Taxes
Switch, Inc.'s corporate structure following the IPO, as described above, is commonly referred to as an "Up-C" structure, which is often used by partnerships and limited liability companies when they undertake an initial public offering of their business. The Up-C structure allows the Members to continue to realize tax benefits associated with owning interests in an entity that is treated as a partnership, or "passthrough" entity, for income tax purposes following the offering. One of these benefits is that future taxable income of Switch, Ltd. that is allocated to the Members will be taxed on a flow-through basis and therefore will not be subject to corporate taxes at the entity level. Additionally, because the Members may redeem their Common Units for shares of Switch, Inc.'s Class A common stock or, at Switch, Inc.'s option, for cash, the Up-C structure also provides the Members with potential liquidity that holders of non-publicly traded limited liability companies are not typically afforded.
The Company accounts for income taxes pursuant to the asset and liability method, which requires the recognition of deferred income tax assets and liabilities related to the expected future tax consequences arising from temporary differences between the carrying amounts and tax bases of assets and liabilities based on enacted statutory tax rates applicable to the periods in which the temporary differences are expected to reverse. Any effects of changes in income tax rates or laws are included in income tax expense in the period of enactment. The Company reduces the carrying amounts of deferred tax assets by a valuation allowance if, based on the evidence available, it is more likely than not that such assets will not be realized. In making the assessment under the more likely than not standard, appropriate consideration must be given to all positive and negative evidence related to the realization of the deferred tax assets. The assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carry forward periods by jurisdiction, the Company's experience with loss carryforwards not expiring unutilized and all tax planning alternatives that may be available.
The Company utilizes a two-step approach to recognizing and measuring uncertain income tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating tax positions and estimating tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. The Company includes interest and penalties related to our tax contingencies in interest expense. See Note 10 "Income Taxes" for additional information.
Advertising Costs
Advertising costs are expensed when incurred and are included in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income (loss). Advertising expense was $1.8 million, $2.2 million, and $1.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Equity-Based Compensation
Equity-based compensation cost is measured at the grant date for all equity-based awards made to employees based on the fair value of the awards and is attributed on a straight-line basis for awards with service conditions and on an accelerated attribution basis for awards with performance conditions over the requisite service period, which is generally the vesting period.
The Company used the Black-Scholes option-pricing model to determine the fair value of Switch, Ltd.'s incentive unit awards. The determination of the fair value of the incentive unit awards was affected by assumptions regarding a number of complex and subjective variables including the fair value of Switch, Ltd.'s member equity units, the expected price volatility of the member equity units over the term of the awards and actual and projected employee purchase behaviors. Switch, Ltd.'s member equity units' fair value per unit was estimated using a weighted average approach of a combination of the following three methods: (1) publicly traded data center company multiples; (2) data center precedent transaction multiples; and (3) the discounted cash flow method based on Switch, Ltd.'s five-year forecast. The weighting of these three methods varied over time. Switch, Ltd. estimated the expected volatility by analyzing the volatility of companies in the same industry and selecting volatility within the range. The risk-free interest rate was based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the Incentive Unit awards. The expected dividend rate was determined at the grant date for each Incentive Unit award. The expected term of the incentive unit award was calculated by analyzing historical exercise data and obtaining the weighted average of the holding period for the incentive unit awards.
The Company uses the Black-Scholes option-pricing model to determine the fair value of Switch, Inc.'s stock option awards. Switch, Inc. estimates the expected volatility by analyzing the volatility of publicly-traded companies in the same industry and selecting the average volatility of the peer group. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the stock option awards. The expected dividend rate is based on the Company's estimate of annual dividends expected to be paid at the time of grant. The expected term for stock options granted is estimated using the "simplified" method, whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the stock option due to Switch, Inc.'s lack of sufficient historical data. Switch, Inc.'s restricted stock unit awards are measured based on the fair market value of the underlying common stock on the date of grant.
Net Income (Loss) per Share/Unit
Basic net income (loss) per share/unit is computed by dividing net income (loss) attributable to Switch, Inc. by the weighted average number of shares/units outstanding during the period. Diluted net income (loss) per share/unit is computed giving effect to all potential weighted average dilutive shares/units including unit options and incentive units for historical periods prior to the closing of the IPO and stock options, restricted stock units, and Switch, Ltd. common units convertible into shares of Class A common stock for the period after the closing of the IPO. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share/unit by application of the treasury stock method or if-converted method, as applicable. Refer to Note 15 for further information on net income (loss) per share/unit.
Recent Accounting Pronouncements
As the Company is an emerging growth company, it has elected not to opt out of the available extended transition period. Therefore, when a standard is issued or revised with different application dates for public or private companies, the Company, as an emerging growth company, is permitted to adopt the new or revised standard at the time private companies adopt the new or revised standard. As a result, adoption dates of Accounting Standards Updates herein are based on a private company timeline.
ASU 2014-09–Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). The ASU replaces much of the current guidance regarding revenue recognition including most industry-specific guidance. The core principle of the ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity will be required to identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligation in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. In addition to the new revenue recognition requirements, entities will be required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Entities may choose between two retrospective transition methods when applying the ASU. In July 2015, the FASB voted to defer the effective date by one year (ASU 2015-14) to December 15, 2018 for annual reporting periods beginning after that date, and interim periods within annual periods beginning after December 15, 2019, and permitted early adoption of the standard, but not before the original effective date of December 15, 2017. Companies may use either a full retrospective or a modified-retrospective approach to adopt the standard.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08"). The core principle of the guidance in Revenue from Contracts with Customers in ASU 2014-09 is not changed by the amendments in ASU 2016-08. The amendments clarify the implementation guidance on principal versus agent considerations. Per ASU 2016-08, when another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (principal) or to arrange for that good or service to be provided by the other party (agent). When an entity that is a principal satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. When an entity that is an agent satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled. The effective date and transition requirements for ASU 2016-08 are the same as the effective date and transition requirements for ASU 2014-09.
In April 2016 and May 2016, the FASB issued guidance which amends certain other aspects of ASU 2014-09. The amendments include the identification of performance obligations and the licensing implementation guidance (ASU 2016-10) and the collectability of revenue, presentation of sales tax and other similar taxes collected from customers, contracts containing noncash considerations, and contract modifications and completed contracts at transition (ASU 2016-12). In December 2016, the FASB amended ASU 2014-09 to make minor corrections and minor improvements to the guidance that are not expected to have a significant effect on current accounting practice or create a significant administrative cost (ASU 2016-20). The effective date and transition provisions in these amendments are aligned with the requirements of ASU 2014-09.
The Company is in the process of selecting a transition method and determining the effect of this guidance on its consolidated financial statements.
ASU 2015-02–Consolidation
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) ("ASU 2015-02"). This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities.  The early adoption of ASU 2015-02 in the first quarter of 2017 did not impact the Company's consolidated financial statements.
ASU 2015-17–Income Taxes
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) ("ASU 2015-17"). To simplify the presentation of deferred income taxes, this standard requires the classification of deferred tax assets and liabilities as noncurrent within a classified statement of financial position. The amendments in ASU 2015-17 are effective for all fiscal years beginning after December 15, 2017, and all interim periods within annual periods beginning after December 15, 2018. The early adoption of ASU 2015-17 during the year ended December 31, 2017 did not materially impact the Company's consolidated financial statements.
ASU 2016-02–Leases
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842) ("ASU 2016-02"). The principle of ASU 2016-02 is that a lessee should recognize the assets and liabilities that arise from leases. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability. For income statement purposes, ASU 2016-02 requires leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The new standard must be adopted using a modified-retrospective transition, and provides for certain practical expedients. In addition, in January 2018, the FASB also issued ASU 2018-01, which permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity's adoption of ASU 2016-02 and were not previously accounted for as leases. The Company is evaluating the potential effects of the adoption of these ASUs on its consolidated financial statements. The Company has not decided if early adoption will be considered.
ASU 2016-09–Compensation–Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 was issued to simplify accounting guidance by identifying, evaluating, and improving areas for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas affected by ASU 2016-09 include accounting for income taxes, classification of excess tax benefits on the statement of cash flows, minimum statutory tax withholding requirements, and classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. In addition, under this guidance, an entity can make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. Upon early adoption of this guidance during the first quarter of 2017, the Company changed its policy to account for forfeitures as they occur. The adoption of this guidance during the first quarter of 2017 did not materially impact the Company's consolidated financial statements.
ASU 2016-13–Financial Instruments–Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). Under this guidance, a company will be required to use a new forward-looking "expected loss" model for trade and other receivables that generally will result in the earlier recognition of allowances for losses. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, and requires a modified-retrospective approach to adoption. Early adoption is permitted in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

The Company is evaluating the potential effects the adoption of this standard will have on its consolidated financial statements. The Company has not decided if early adoption will be considered.
ASU 2016-15–Statement of Cash Flows
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
ASU 2017-09–Compensation–Stock Compensation
In May 2017, the FASB issued ASU 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). This update provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation–Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. For all entities, the amendments in ASU 2017-09 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of ASU 2017-09 is not expected to materially impact the Company's consolidated financial statements.
ASU 2018-02–Income Statement–Reporting Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. For all entities, the amendments in ASU 2018-02 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company is evaluating the potential effects the adoption of this standard will have on its consolidated financial statements. The Company has not decided if early adoption will be considered.

3. Property and Equipment, Net
Property and equipment, net, consists of the following as of:

	December 31,
	2017	2016
	(in thousands)
Land and land improvements	$151,286	$104,318
Data center equipment	784,290	591,085
Capitalized leased assets	35,974	36,408
Buildings, building improvements, and leasehold improvements	338,763	248,680
Substation equipment	4,247	—
Cloud computing equipment	5,661	5,661
Fiber facilities	8,459	6,344
Computer equipment, furniture and fixtures	30,745	21,007
Vehicles	1,573	1,241
Construction in progress	90,059	97,368
Core network equipment	31,472	23,859
Deferred installation charges	4,436	3,858
Property and equipment, gross	1,486,965	1,139,829
Less: accumulated depreciation and amortization	(353,393)	(265,570)
Total property and equipment, net	$1,133,572	$874,259
During the years ended December 31, 2017, 2016, and 2015, depreciation and amortization expense was $89.1 million, $66.6 million, and $55.4 million, respectively. Accumulated amortization for the capitalized leased assets totaled $8.3 million and $6.6 million as of December 31, 2017 and December 31, 2016, respectively.
During the years ended December 31, 2017, 2016, and 2015, capitalized interest was $2.9 million, $2.7 million, and $1.4 million, respectively.
4. Long-Term Deposit
On March 10, 2015, NV Energy and Switch, Ltd. entered into a Substation Agreement and related land purchase agreement for land owned by a wholly-owned subsidiary of Switch, Ltd. Pursuant to the Substation Agreement, NV Energy designed, constructed, maintains, and owns a substation and related feeders in connection with service to Switch's development of three of its data center facilities in Las Vegas. The substation was placed into service in April 2016. Switch has paid the associated costs and associated tax gross-up related to the development of the substation and related feeders as defined in the Substation Agreement. These costs are subject to reimbursement based upon Switch's future power usage. Costs incurred as of December 31, 2016 totaled $6.2 million, of which $4.4 million are classified as long-term deposits and $1.8 million as property and equipment on the consolidated balance sheets. In October 2017, a reimbursement of $1.4 million was received related to the substation, of which $598,000 was classified as long-term deposits and $815,000 as property and equipment. Costs incurred as of December 31, 2017 totaled $4.8 million, of which $3.8 million is classified as long-term deposits and $964,000 as property and equipment.
5. Equity Method Investments
The Company currently holds two investments, SUPERNAP International and Planet3, Inc. ("Planet3"). As of December 31, 2017 and 2016, the Company determined that it continued to have a variable interest in both SUPERNAP International and Planet3, as the entities do not have sufficient equity at risk. However, the Company concluded that it is not the primary beneficiary of SUPERNAP International or of Planet3 as it does not have deemed control of either entity. As a result, it does not consolidate either entity into its consolidated financial statements.
As of December 31, 2017 and 2016, the investment in SUPERNAP International was accounted for under the equity method of accounting. SUPERNAP International is an investment of which the Company holds a 50% ownership interest. As of December 31, 2017 and 2016, the Company had invested $1.3 million in SUPERNAP International. As of December 31, 2017, the Company's carrying value of its investment in SUPERNAP International was reduced to zero as a result of recording its share of the investee's losses. Accordingly, as the Company does not have any guaranteed obligations and is not otherwise committed to provide further financial support to SUPERNAP International, the Company discontinued the equity method of accounting for its investment in SUPERNAP International as of December 31, 2017 and will not provide for additional losses until its share of future net income or comprehensive income, if any, equals the share of net losses or comprehensive losses not recognized during the period the equity method was suspended. The Company's share of net loss recorded for the years ended December 31, 2017, and 2016, amounted to $1.0 million and $2.1 million, respectively. In 2015, SUPERNAP International recognized $10.0 million in revenue under a license agreement with a Thailand joint venture. As a result, the Company recognized equity in net earnings of SUPERNAP International of $2.8 million during the year ended December 31, 2015. As of December 31, 2017 and 2016, the Company had recorded amounts consisting of reimbursable expenses due from SUPERNAP International of $337,000 and $1.4 million, respectively, within accounts receivable on the consolidated balance sheets.
Planet3 is an investment of which the Company holds a 45% ownership interest. As of December 31, 2017 and 2016, the Company had invested $10.0 million in Planet3. The Company's share of net loss recorded for the years ended December 31, 2016 and 2015 amounted to $3.7 million and $2.0 million, respectively. As of December 31, 2016, as the Company does not have any guaranteed obligations and is not otherwise committed to provide further financial support to Planet3, the Company discontinued the equity method of accounting for its investment in Planet3 and will not provide for additional losses until its share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.
On May 13, 2016, Switch, Ltd. entered into an agreement with Planet3 (the "Note Purchase Agreement") pursuant to which Planet3 agreed to issue to Switch, Ltd. secured convertible promissory notes with an aggregate principal amount not to exceed $3.0 million. Interest accrues on the unpaid principal balance of the notes at 5% per annum. The notes, together with any then unpaid and accrued interest, matured on September 1, 2017. On the maturity date, the outstanding principal balance and accrued interest can be converted at the Company's option into ownership interests of Planet3, which remained unexercised by the Company as of December 31, 2017. On September 6, 2017, the Company delivered to Planet3 a Notice of Default. As of December 31, 2017 and 2016, the Company had purchased notes having an aggregate principal amount of $3.0 million. If a qualified financing, as defined in the notes, had occurred on or prior to the maturity date, then, upon the closing of the qualified financing, the outstanding principal amount of the notes and all accrued and unpaid interest would have automatically converted into shares of the preferred stock issued by Planet3 at a discount. The Company had identified and separately accounted for an embedded derivative related to the automatic conversion feature of the secured convertible promissory notes. The estimated fair value of the embedded derivative was based on Level 3 inputs, such as the value of the preferred stock upon conversion, using a present value of future cash flow valuation technique that relied on management assumptions of the probability of occurrence, term, and the risk-free discount rate. The embedded derivative was fully impaired as of December 31, 2016.
As of December 31, 2016, the Company determined an other than temporary loss in value of its investment in Planet3 had occurred due to Planet3's continued operating losses and the release of a beta product that did not generate the projected sales activity. The Company fully impaired the carrying values of its investment in Planet3 of $4.4 million, notes receivable of $2.4 million, net of a $629,000 discount, interest receivable of $55,000, and related embedded derivative of $896,000 for a total write-down of $7.7 million. The estimated fair value of the Company's investment in Planet3 was based on Level 3 inputs, using a present value of future cash flow valuation technique that relied on management assumptions to derive an enterprise value.
The summarized financial information of the Company's equity method investments is as follows:

	December 31,
	2017	2016
	(in thousands)
Current assets	$2,169	$5,683
Noncurrent assets	$17,075	$18,956
Current liabilities	$2,583	$2,558
Noncurrent liabilities	$19,445	$23,164

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Revenue	$700	$1,239	$10,866
Gross (loss) profit	$(3,467)	$(2,313)	$7,628
Net (loss) income	$(5,834)	$(12,353)	$1,412

6. Long-Term Debt
2015 Credit Agreement
On May 5, 2015, Switch, Ltd. entered into a credit agreement ("2015 Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and certain other lenders, which replaced its previous $250.0 million credit agreement. The 2015 Credit Agreement consisted of a $200.0 million term loan facility (the "2015 Term Loan Facility") and a $400.0 million revolving credit facility (the "2015 Revolving Credit Facility," and, together with the 2015 Term Loan Facility, the "2015 Facilities"), each with a term of five years.
Upon satisfying certain conditions, the 2015 Credit Agreement provided that Switch, Ltd. could increase the amount available for borrowing under the 2015 Facilities no more than five times (up to an additional $125.0 million in total) during the term of the 2015 Credit Agreement. On May 2, 2016, Switch, Ltd. amended the 2015 Credit Agreement to increase the aggregate amount available for borrowing under the 2015 Facilities by an additional $125.0 million and to modify certain other terms and conditions. On the closing date of the amendment, the Company recorded additional deferred debt issuance costs of $1.0 million, of which $860,000 related to the 2015 Revolving Credit Facility and $145,000 related to the 2015 Term Loan Facility. Total deferred debt issuance costs as of December 31, 2016 totaled $3.4 million, net of accumulated amortization of $1.4 million. Net debt issuance costs related to the 2015 Term Loan Facility are presented together with long-term debt and were $2.2 million as of December 31, 2016. Net debt issuance costs associated with the 2015 Revolving Credit Facility are included within other assets and were $1.1 million as of December 31, 2016.
The 2015 Facilities were collateralized by substantially all of Switch's tangible and intangible personal property and guaranteed by certain of Switch, Ltd.'s wholly-owned subsidiaries. Interest on the 2015 Facilities was calculated based on a base rate plus the applicable margin or a LIBOR rate plus the applicable margin, at Switch, Ltd.'s election. Interest calculations were based on 365/366 days for a base rate loan and 360 days for a LIBOR loan. Base rate interest payments were due and payable in arrears on the last day of each calendar quarter, beginning December 31, 2015. LIBOR rate interest payments were due and payable on the last day of each selected interest period (not to extend beyond three-month intervals).
The 2015 Facilities had, among other things, financial and other covenants. Beginning with the fiscal quarter ended June 30, 2015, the 2015 Credit Agreement required compliance with the consolidated total leverage and consolidated fixed charge coverage ratios (as defined in the 2015 Credit Agreement). As of December 31, 2016, the maximum consolidated total leverage ratio was 4.25 to 1.00 and the minimum consolidated fixed charge coverage ratio was 1.50 to 1.00. The maximum consolidated total leverage ratio was subject to change periodically for future fiscal quarters. Switch, Ltd. was in compliance with these covenants as of December 31, 2016.
The terms of the 2015 Facilities limited Switch, Ltd.'s ability, among other things, to return capital to equity interest holders, grant liens on its assets, and incur additional debt. Switch, Ltd.'s net assets were subject to restrictions, including the ability to pay distributions. As of December 31, 2016, none of Switch, Ltd.'s net assets were deemed restricted under the 2015 Facilities.
2017 Credit Agreement
On June 27, 2017, Switch, Ltd. entered into an amended and restated credit agreement ("2017 Credit Agreement") with Wells Fargo Bank, National Association, as administrative agent, and certain other lenders, consisting of a $600.0 million term loan facility (the "2017 Term Loan Facility"), maturing on June 27, 2024, and a $500.0 million revolving credit facility (the "2017 Revolving Credit Facility," and, together with the 2017 Term Loan Facility, the "2017 Facilities"), maturing on June 27, 2022, which replaced its 2015 Credit Agreement. The 2017 Term Loan Facility is subject to principal amortization of $1.5 million per calendar quarter commencing on September 30, 2017. On December 28, 2017, Switch, Ltd. amended the 2017 Credit Agreement (the "First Amendment") to reduce the interest rate margin applicable to borrowings under the 2017 Facilities. In addition, the First Amendment has a prepayment premium of 1.0% of the aggregate principal outstanding under the 2017 Term Loan Facility in the event that, prior to the six-month anniversary of the closing date of the First Amendment, Switch, Ltd. enters into another repricing transaction.
Upon satisfying certain conditions, the 2017 Credit Agreement provides that Switch, Ltd. can increase the amount available for borrowing under the 2017 Facilities no more than five times (up to an additional $75.0 million in total, plus an additional amount subject to certain leverage restrictions) during the term of the 2017 Credit Agreement.
The Company recorded debt issuance costs of $8.8 million on the closing date of the 2017 Credit Agreement, of which $5.6 million related to the 2017 Term Loan Facility and $3.2 million related to the 2017 Revolving Credit Facility. In connection with the 2017 Credit Agreement, $811,000 of the unamortized debt issuance costs on the 2015 Revolving Credit Facility continued to be deferred as a result of modification accounting. The Company recorded additional debt issuance costs of $110,000 related to the 2017 Revolving Credit Facility and interest expense of $137,000 representing third-party costs related to the 2017 Term Loan Facility on the closing date of the First Amendment as a result of modification accounting. Unamortized debt issuance costs as of December 31, 2017 totaled $9.0 million. Unamortized debt issuance costs related to the 2017 Term Loan Facility are presented together with long-term debt and were $5.2 million as of December 31, 2017. As of December 31,

2017, unamortized debt issuance costs are included within other assets and were comprised of $3.0 million related to the 2017 Revolving Credit Facility and $730,000 associated with the modification accounting on the 2015 Revolving Credit Facility.
The 2017 Facilities are collateralized by substantially all of Switch's tangible and intangible personal property and guaranteed by certain of Switch, Ltd.'s wholly-owned subsidiaries. Interest on the 2017 Facilities is calculated based on the base rate plus the applicable margin or a LIBOR rate plus the applicable margin, at Switch, Ltd.'s election. Interest calculations are based on 365/366 days for a base rate loan and 360 days for a LIBOR loan. Base rate interest payments are due and payable in arrears on the last day of each calendar quarter, beginning September 30, 2017. LIBOR rate interest payments are due and payable on the last day of each selected interest period (not to extend beyond three-month intervals). In addition, the 2017 Revolving Credit Facility incurs a fee on unused lender commitments based on the applicable margin and payments are due and payable in arrears on the last day of each calendar quarter, beginning September 30, 2017.
The 2017 Facilities have, among other things, financial and other covenants. Beginning with the fiscal quarter ended June 30, 2017, the 2017 Credit Agreement required compliance with the consolidated total leverage ratio (as defined in the 2017 Credit Agreement). As of December 31, 2017, the maximum consolidated total leverage ratio was 5.50 to 1.00. The maximum consolidated total leverage ratio is subject to change periodically for future fiscal quarters. Switch, Ltd. was in compliance with this covenant as of December 31, 2017.
The terms of the 2017 Facilities limit Switch, Ltd.'s ability, among other things, to incur additional debt, incur additional liens, encumbrances or contingent liabilities, and pay distributions or make certain other restricted payments (with certain exceptions and baskets, including a restricted payment basket of $15.0 million per fiscal year).
Loss on Extinguishment of Debt
During the year ended December 31, 2017, the Company recorded a $3.6 million loss related to the refinancing of Switch, Ltd.'s 2015 Credit Agreement and closing of Switch, Ltd.'s 2017 Credit Agreement in June 2017. The loss was comprised of the write-off of previously unamortized debt issuance costs of $2.1 million and lender fees of $1.5 million.
Long-term debt consists of the following as of:

	December 31,
	2017	2016
	(in thousands)
2015 Term Loan Facility, interest paid at the defined LIBOR rate plus applicable interest margin (2.77% at December 31, 2016); matures May 2020	$—	$185,000
2017 Term Loan Facility, interest paid at the defined LIBOR rate plus applicable interest margin (3.81% at December 31, 2017); matures June 2024	597,000	—
Less: unamortized debt issuance costs	(5,241)	(2,233)
	591,759	182,767
2015 Revolving Credit Facility, interest paid at the defined LIBOR rate plus applicable interest margin (2.71% at December 31, 2016); matures May 2020	—	289,300
2017 Revolving Credit Facility, interest paid at the defined LIBOR rate plus applicable interest margin; matures June 2022	—	—
	$591,759	$472,067
As of December 31, 2017, long-term debt maturities are as follows (in thousands):

2018	$6,000
2019	6,000
2020	6,000
2021	6,000
2022	6,000
Thereafter	567,000
597,000
Less: unamortized debt issuance costs	(5,241)
$591,759
7. Leases

Capital Leases
The Company leases the land and building for one of its data centers from an entity in which a member of its Board of Directors has a beneficial ownership interest, under which the building portion of the lease has been capitalized. Pursuant to GAAP, the lease attributable to the land is accounted for as an operating lease. The lease expires in 2033 with two subsequent 10-year and one five-year renewal option periods.
As of December 31, 2017, minimum payment obligations for this capital lease are as follows:

Related Party Building Lease(1) (in thousands)
2018	$1,952
2019	2,064
2020	2,124
2021	2,243
2022	2,306
Thereafter	31,330
42,019
Less: amount representing interest	(22,553)
Present value of minimum capital lease payments	$19,466
________________________________________

(1)	Until 2023, capital lease payments are applied only to accrued interest, thus, there is no current portion.
In February 2016, a wholly-owned subsidiary of Switch, Ltd. acquired rights and interests to manage, construct and use the Nevada Broadband Telemedicine Initiative ("NBTI") fiber network. The right to use the NBTI fiber network is accounted for as a capital lease. As of December 31, 2017 and 2016, capital lease assets related to the NBTI fiber network were $16.1 million and $15.9 million, respectively, and related future minimum payment obligations are $2.3 million, which are expected to be paid during the year ending December 31, 2018. The capital lease will expire 25 years from the date the network is accepted by the Nevada Hospital Association, the entity that holds title to the network, and has a 25-year renewal option. Acceptance occurred in September 2017.
The Company is the sole consumer of output from four feeders related to a substation owned by NV Energy (Note 4). The Company accounts for this arrangement as a capital lease. As of December 31, 2017 and 2016, capital lease assets related to the feeders were $515,000 and $930,000, respectively. There are no future minimum payment obligations related to this capital lease. The capital lease will expire 39 years from the date the substation was placed into service, which was April 2016.
Operating Lease Commitments
The Company leases land, warehouse storage space and data center buildings under operating leases (including the land portion of the capitalized building lease) that have non-cancellable terms expiring through 2066 with entities in which a member of its Board of Directors has a beneficial ownership interest.
In addition, the Company leases warehouse storage space, storage yards for fiber and construction materials and equipment under operating leases in Nevada that have non-cancellable terms expiring through 2055.
As of December 31, 2017, future minimum lease payments for all operating leases with remaining terms in excess of one year are as follows:

	Related Parties	Other	Total
	(in thousands)
2018	$4,706	$2,358	$7,064
2019	4,798	2,369	7,167
2020	4,860	2,372	7,232
2021	4,256	506	4,762
2022	2,863	179	3,042
Thereafter	56,653	643	57,296
	$78,136	$8,427	$86,563

During the years ended December 31, 2017, 2016, and 2015, rent expense related to operating leases was approximately $7.4 million, $8.7 million, and $3.8 million, respectively. Related party rent included in these amounts was approximately $4.8 million, $4.2 million, and $3.8 million for the years ended December 31, 2017, 2016, and 2015, respectively.
8. Retirement Benefit Plans
The Company has a defined contribution retirement plan that covers its eligible employees (the "Plan"). The Plan is qualified in accordance with section 401(k) of the Internal Revenue Code. Eligible employees can participate in the Company's pre-tax 401(k) plan or after-tax Roth 401(k) plan. As of February 2016, the Company makes matching contributions equal to 100% of the first 3% of compensation deferred by a participant. The Company may make a discretionary additional matching contribution. The Company recognized expense related to its contributions to the Plan of $1.3 million and $939,000 for the years ended December 31, 2017 and 2016, respectively.
9. Commitments and Contingencies
Purchase Commitments
In March 2017, the Company entered into a firm Power Purchase & Sale Agreement of electricity with Morgan Stanley Capital Group Inc. to purchase a minimum of 40 megawatts per energy hour for a term of 36 months, or a minimum purchase commitment of $33.4 million during the term, starting June 1, 2017. In addition, the agreement also contains a variable cost component for any megawatt hours in excess of the minimum megawatt hour commitment. The remaining minimum purchase commitment is $26.9 million as of December 31, 2017. Future minimum power purchase commitments for 2018, 2019, and 2020 are $11.1 million, $11.1 million, and $4.7 million, respectively, with no additional commitments upon termination of the agreement thereafter.
In December 2016, the Company notified the landlord for its data center building and land in Michigan of its intent to exercise the purchase option pursuant to the lease agreement. The purchase price of $25.0 million, less 65% of all rent payments made to the landlord, was payable at closing of the sale in December 2017. The Company recorded the present value of the adjusted purchase price within accrued Michigan building and land purchase on the consolidated balance sheet as of December 31, 2016.
In September 2016, the Company entered into a take-or-pay contract with a lit fiber transport services vendor whereby the Company will be required to purchase a minimum of $75,000 in eligible services on a monthly basis for a term equal to or greater than 24 months beginning 12 months after the eligible services are made available. The eligible services were made available in September 2017.
In June 2015, the Company entered into an agreement for the purchase of three parcels of land in northern Nevada. The first closing on two of the land parcels was completed in August 2015 in accordance with the agreement. The second closing on the third land parcel with a purchase price of $5.4 million will occur on or before 36 months after the date of the first closing, or by August 2018.
PEC Purchase Commitments
In November 2015, the Company entered into a five-year contract beginning January 1, 2016 with the Southern Nevada Water Authority ("SNWA") to purchase an estimated 82 million in PECs, or a minimum remaining purchase commitment of $508,000 as of December 31, 2017, from the 14 megawatt solar photovoltaic generating plant constructed at SNWA's River Mountains Water Treatment Facility to meet its anticipated requirements under the State of Nevada's Renewal Portfolio Standard Statute.
In November 2015, the Company entered into a renewable energy agreement with NV Energy to purchase all PECs realized from Switch Station 2, a 79 megawatt photovoltaic solar generation facility, for a minimum purchase commitment of $13.2 million during the remaining term as of December 31, 2017. The term of the renewable energy agreement is 20 years from the commercial operation date of Switch Station 2, which achieved commercial operation on October 11, 2017.
In June 2015, the Company entered into a renewable energy agreement with NV Energy to purchase all PECs realized from Switch Station 1, a 100 megawatt photovoltaic solar generation facility, not to exceed the Company's total electric load from its data center facilities, for a minimum purchase commitment of $21.6 million during the remaining term as of December 31, 2017. The term of the renewable energy agreement is 20 years from the commercial operation date of Switch Station 1, which was July 21, 2017. As of December 31, 2017, future minimum PEC purchase commitments are as follows (in thousands):

2018	$1,908
2019	1,908
2020	1,908
2021	1,738
2022	1,738
Thereafter	26,079
$35,279
Impact Fee Expense
On September 30, 2016, Switch filed its application with the PUCN to become an unbundled purchaser of energy, capacity, and/or ancillary services in Nevada from a new provider of electric resources. The application was approved on December 28, 2016 and Switch paid the impact fee of $27.0 million in a lump sum on May 31, 2017 to NV Energy, the Company's energy provider in Nevada through May 31, 2017, and became an unbundled purchaser of energy in Nevada on June 1, 2017. As there is no future economic benefit to the Company from the impact fee, it was recognized as an expense within impact fee expense during the year ended December 31, 2016 in the consolidated statements of operations and comprehensive income (loss).
For the year ended December 31, 2017, the Company also incurred an additional $649,000 in impact fee expense related to deferred energy adjustments representing the difference between actual costs and amounts collected by NV Energy for fuel and purchased power. Similarly, as no future economic benefit is realized by the Company from the deferred energy adjustments, it was recognized as an expense during the year ended December 31, 2017 in the consolidated statements of operations and comprehensive income (loss).
Self-Insurance Reserves
Effective January 1, 2017, the Company is self-insured for various levels of employee health coverage. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of incurred but not reported claims. As of December 31, 2017, the estimated liabilities for unpaid and incurred but not reported claims totaled $417,000, which is included within accrued salaries and benefits on the consolidated balance sheets.
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
Patent Litigation
On August 7, 2017, Switch filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Aligned Data Centers LLC, or ("Aligned"), and MTechnology Inc. The lawsuit alleges, among other things, that Aligned has used and promoted technology at its data centers to attract clients to its facility, directly and indirectly infringing at least three of Switch's patents and using Switch's patented technology to attempt to unlawfully compete with Switch. The complaint also alleges that Aligned hired a consultant to design their data centers; that this consultant had toured Switch under non-disclosure agreement; and that this consultant breached his confidentiality agreements with Switch by using Switch's designs to design the Aligned data centers. Switch is seeking an injunction to prevent the defendants in the lawsuit from infringing Switch's patents, as well as other remedies. On August 16, 2017, Aligned filed an answer to the complaint and a motion to dismiss the lawsuit. Among other things, Aligned alleges in its answer that Switch's patents in question should be declared invalid, and countersued for declaratory judgment of the non-infringement of certain of Switch's patents, injunctive relief, and damages for alleged anti-competition practices involving Aligned's trademarks in violation of the Lanham Act, tortious interference with Aligned's business, and disparagement of Aligned's business. Switch has retained outside counsel to represent it and is vigorously defending its rights and interests. Given certain jurisdictional issues, Switch filed a separate complaint in the Eighth Judicial District of Nevada against the consultant, Stephen Fairfax, and his business, MTechnology, on September 12, 2017. Among other claims, Switch has raised allegations of breach of contract and misappropriation of trade secrets. The outcome of Switch's legal proceedings is inherently unpredictable, subject to significant uncertainties, and could be material to the Company's financial condition, results of operations, and cash flows for a particular period. For the pending matter described above, it is not possible to estimate the reasonably possible loss or range of loss.
Cobalt Litigation

On September 7, 2017, Switch, Ltd. and Switch, Inc. (collectively, the "Defendants"), were named in a lawsuit filed in the U.S. District Court for the District of Nevada by V5 Technologies formerly d/b/a Cobalt Data Centers (now defunct). The lawsuit alleges, among other things, that the Defendants have monopolized the Las Vegas Metropolitan area of Southern Nevada's data center colocation market and have engaged in unfair business practices leading to the failure of Cobalt Data Centers in 2015 and seeks monetary damages in an amount yet to be disclosed. The Defendants have retained outside counsel and are vigorously pursuing their rights and interests. The outcome of the Defendants' legal proceedings is inherently unpredictable, subject to significant uncertainties, and could be material to the Company's financial condition, results of operations, and cash flows for a particular period. For the pending matter described above, it is not possible to estimate the reasonably possible loss or range of loss.
10. Income Taxes

Switch, Inc. incurs U.S. federal, state, and local income taxes on Switch, Inc.'s allocable share of taxable income of Switch. As a result, the consolidated statements of operations and comprehensive income (loss) reflect an adjustment to provide for corporate income taxes at Switch, Inc.'s effective rate of 10.2% for the year ended December 31, 2017. The effective rate includes the provision for U.S. federal income taxes and assumes the highest statutory rates apportioned to each state and local jurisdiction. As the IPO occurred during the year ended December 31, 2017, and Switch, Inc. had no business transactions or activities prior to the IPO, with the exception of the issuance of one share at par value of $0.001, which was canceled as of the closing date of the IPO, no amounts related to the provision for income taxes were incurred for the period from January 1, 2017 to October 10, 2017, and for the years ended December 31, 2016 and 2015. The operations of Switch are primarily conducted in the state of Nevada, which does not have a corporate level income tax.

Consolidated loss before taxes and non-controlling interests for domestic and foreign operations is as follows:

Year Ended December 31, 2017
(in thousands)
Domestic	$(8,386)
Foreign	(1,175)
Total loss before income taxes	$(9,561)

Switch, Inc. recognized an income tax benefit of $981,000 on its share of Switch's taxable loss, exclusive of the non-controlling interest of $6.6 million for the year ended December 31, 2017.

Components of income tax benefit consist of the following:

Year Ended December 31, 2017
(in thousands)
Current
Federal	$—
State and local	—
Total current tax benefit	$—

Deferred
Federal	$(978)
State and local	(3)
Total deferred tax benefit	$(981)
Total tax benefit	$(981)

The provision for income taxes from operations differs from the amount of income tax computed by applying the applicable U.S. statutory federal income tax rate to income before provision for income taxes. A reconciliation of the U.S. statutory rate to the effective tax rate is presented below:

Year Ended December 31, 2017
U.S statutory tax rate	35.0%
Foreign rate differential	(4.3)
Rate effect from flow-through entity	(34.8)
Rate change impact due to tax reform	(7.0)
Partnership outside basis difference	26.2
Other	(4.9)
Effective tax rate	10.2%
Switch, Inc.'s effective tax rate includes a rate benefit attributable to approximately 85.5% of Switch's earnings of which are not subject to corporate level taxes as the applicable income tax expense will be incurred by, and be the obligation of, the members of Switch, Ltd. holding non-controlling interests. Thus, the effective tax rate on the portion of loss attributable to Switch, Inc. is 10.2% for the year ended December 31, 2017.
Deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and their tax basis and are stated at the tax rates in effect when the temporary differences are expected to be recovered or settled.

Significant components of Switch, Inc.'s deferred tax assets and liabilities were as follows as of:

December 31,
2017
(in thousands)
Deferred tax assets
Net operating loss carryforwards	$981
Subtotal	981
Valuation allowance	—
Total deferred tax assets	$981

Deferred tax liabilities
Other	—
Total deferred tax liabilities	$—
Net deferred tax assets	$981

As of December 31, 2017, Switch had net operating losses ("NOLs") of approximately $4.8 million available to offset future taxable income that begin to expire in 2037. Switch also has state NOLs for the state of Michigan of $16,000 and local NOLs for Grand Rapids, Michigan, of $161,000, which begin to expire in 2027 and 2037, respectively. Management believes on a more-likely-than not basis that Switch will be able to realize the tax benefit of its NOLs.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. A majority of the provisions of the newly enacted federal income tax law are effective for taxable years beginning after December 31, 2017 and includes, but is not limited to:

•	Significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%;

•	Limitation of the tax deduction for interest expense to 30% of adjusted earnings;

•	Limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of NOL carrybacks;

•	Immediate deductions for certain new investments instead of deductions for depreciation expense over time;

•	Modifying or repealing many business deductions and credits; and

•	One-time taxation of offshore earnings at reduced rates regardless of repatriation.

Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain. In addition, it is uncertain how various states will respond to the newly enacted federal tax law.

The Staff of the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB No. 118") to provide guidance to registrants in applying Accounting Standards Codification Topic 740 ("ASC 740") in connection with the Tax Cuts and Jobs Act. SAB No. 118 provides that in the period of enactment, the income tax effects of the Tax Cuts and Jobs Act may be reported as a provisional amount based on a reasonable estimate to the extent a reasonable estimate can be determined, which would be subject to adjustment during a "measurement period." The measurement period begins in the reporting period of the Tax Cuts and Jobs Act's enactment and ends when a registrant has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC 740. SAB No. 118 also describes supplemental disclosures that should accompany the provisional amounts. The Company has applied the guidance in SAB No. 118 to account for the financial accounting impacts of the Tax Cuts and Jobs Act as of December 31, 2017.

For the year ended December 31, 2017, the Company recorded a provisional tax benefit of $667,000 related to the remeasurement of its net deferred tax asset using the new U.S. federal corporate tax rate of 21%. The Company is still in the process of analyzing certain aspects of the Tax Cuts and Jobs Act and, as a result, the amounts reflected in its annual consolidated financial statements may be subject to revision based on the future issuance of new guidance and interpretations. If the final tax outcome of these matters is different from the provisional amounts recorded by the Company, then adjustments to the provisional amounts will impact the tax provision and effective tax rate in the period recorded.

As of December 31, 2017 and 2016, the Company has not recognized any uncertain tax positions, penalties, or interest as management has concluded that no such positions exist. The Company is subject to examination for tax years beginning with the year ended December 31, 2017. The Company is not currently subject to income tax audits in any U.S. or state jurisdictions for any tax year.

11. Stockholders'/Members' Equity
As of December 31, 2017, under Switch, Inc.'s amended and restated articles of incorporation dated October 5, 2017, Switch, Inc. was authorized to issue: (i) 750,000,000 shares of Class A common stock, par value $0.001 per share, (ii) 300,000,000 shares of Class B common stock, par value $0.001 per share, (iii) 75,000,000 shares of Class C common stock, par value $0.001 per share, and (iv) 10,000,000 shares of blank check preferred stock, par value $0.001 per share. Holders of shares of Class A common stock, Class B common stock, and Class C common stock are entitled to one vote, one vote, and 10 votes, respectively, on all matters to be voted upon by the stockholders. Once the Founder Members and any permitted transferees beneficially own an aggregate of less than 50% of the number of shares of Class C common stock issued and outstanding as of the completion of the IPO, each share of Class C common stock will entitle its holder to one vote per share.

Holders of shares of Class A common stock are entitled to receive cash dividends as may be declared from time to time at the sole discretion of Switch, Inc.'s Board of Directors. Holders of shares of Class B common stock and Class C common stock are not entitled to participate in any such dividends declared by Switch, Inc.'s Board of Directors. In December 2017, Switch, Inc.'s Board of Directors declared a dividend of $0.014 per share of Class A common stock to holders of record as of the close of business on December 18, 2017 and paid on December 29, 2017. Prior to the payment of the dividend, Switch, Ltd. made a cash distribution to all holders of record of Common Units of Switch, Ltd., including Switch, Inc., of $0.014 per Common Unit for a total distribution of $3.5 million, of which $503,000 was distributed to Switch, Inc. and $3.0 million was distributed to the other holders of record of Common Units of Switch, Ltd.

The declaration, amount, and payment of any future dividends on shares of Class A common stock will be at the discretion of Switch, Inc.'s Board of Directors and will depend upon many factors, including Switch, Inc.'s results of operations, financial condition, capital requirements, restrictions in Switch, Ltd.'s debt agreements, and other factors that Switch, Inc.'s Board of Directors deems relevant.
Switch, Ltd. Distributions
During the year ended December 31, 2017, Switch, Ltd.'s Board of Managers for the period prior to the IPO and Switch, Inc.'s Board of Directors for the period subsequent to the IPO approved distributions of $185.4 million, comprised of $112.0 million to Switch, Ltd.'s members in accordance with their percentage interests (inclusive of $8.2 million of which was distributed to members upon the accelerated vesting of Incentive Units in connection with the closing of the IPO) and $73.4 million to certain of Switch, Ltd.'s members with unreturned capital contributions in accordance with Switch, Ltd.'s then-current operating agreement. As of December 31, 2017, of the distributions declared during the year ended December 31, 2017, Switch, Ltd. made distributions of $185.3 million and retained the distribution of $152,000, which represents the unvested portions of the CEO Award and President Award, each as described in Note 12, as of December 31, 2017 that will be distributed upon vesting.
12. Equity-Based Compensation
2005 Common Membership Unit Plan
In 2005, Switch, Ltd. established the 2005 Common Membership Unit Plan (the "Unit Option Plan") for the purpose of attracting and retaining the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants of Switch and to promote the success of its business.
All options granted under the Unit Option Plan were intended to be treated as non-statutory unit options under the Internal Revenue Code of 1986, as amended. The term of each option was the term stated in the option agreement, which was no more than 10 years from the date of grant.
Options exercised under the plan provide the purchaser with full rights equivalent to those of existing members and holders as of the date of exercise. Since the inception of the Unit Option Plan through December 31, 2017, members have exercised or exchanged 21,440,000 unit awards.

The unit option activity under the Unit Option Plan is summarized as follows:

	Number of Units (in thousands)	Weighted Average Exercise Price per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1) (in thousands)
Unit options outstanding—December 31, 2014	6,752	$2.07
Unit options exercised	(2,575)	2.00
Unit options settled	(3,536)	2.04
Unit options outstanding—December 31, 2015	641	2.52	4.73	$1,930
Unit options exercised	(119)	2.67
Unit options settled	(160)	2.67
Unit options forfeited	(195)	2.67
Unit options outstanding—December 31, 2016	167	2.09	1.75	$939
Unit options exercised	(57)	2.85
Unit options outstanding—December 31, 2017	110	$2.85	0.75	$1,691
Unit options vested and exercisable—December 31, 2015	167	$2.09	2.75	$574
Unit options vested and exercisable—December 31, 2016	167	$2.09	1.75	$939
Unit options vested and exercisable—December 31, 2017	110	$2.85	0.75	$1,691
________________________________________

(1)	The intrinsic value is calculated as the difference between the fair value of the unit on December 31, 2017, 2016, and 2015 and the exercise price of the option.

The number and weighted average grant date fair value for nonvested unit options outstanding are as follows:

	Number of Nonvested Options Outstanding (in thousands)	Weighted Average Grant Date Fair Value per Option
Nonvested unit options outstanding—December 31, 2014	1,398	$0.93
Options vested	(924)	0.90
Nonvested unit options outstanding—December 31, 2015	474	0.97
Options forfeited	(195)	0.97
Unit options vested	(279)	0.97
Nonvested unit options outstanding—December 31, 2016	—	—
Nonvested unit options outstanding—December 31, 2017	—	$—

In February 2015, Switch, Ltd. settled the outstanding notes receivable issued to members including accrued interest of $18.3 million by repurchasing 4,286,000 units from certain of its members. Additionally, Switch, Ltd. permitted employees holding 4,293,000 options to exercise their options by net settling the exercise price through a repurchase of 2,433,000 units from those employees.

In addition, in November 2015, Switch, Ltd. permitted employees holding 1,758,000 options to exercise their options by net settling the exercise price of $3.9 million and related payroll taxes of $1.5 million, for a total value of $5.4 million.
The following additional disclosures are provided for unit options during the periods presented:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Total fair value of unit options vested	$—	$271	$835
Total aggregate intrinsic value of unit options exercised(1)	$869	$601	$9,098
________________________________________

(1)	The intrinsic value is calculated as the difference between the fair value of the unit on December 31, 2017, 2016, and 2015 and the exercise price of the option.

Common Unit Awards
In 2012, Switch, Ltd. began issuing common unit awards ("Incentive Units") containing a hurdle amount (similar to an exercise price) where employees benefited from any appreciation in the value of their awards above the hurdle amount under the Switch, Ltd. operating agreement.
In September 2017, Switch, Ltd. granted 7,500,000 Incentive Units to its Chief Executive Officer (the "CEO Award"). Switch, Ltd. also granted 1,511,572 Incentive Units to its President with a hurdle amount of $11.69 per Incentive Unit (the "President Award"). The CEO Award contained a provision that caused the Incentive Units underlying the CEO Award to convert into Common Units on a one-to-one basis in connection with the closing of Switch, Inc.'s IPO. Each of the CEO Award and President Award vested as to 40% of the award on the closing of Switch, Inc.'s IPO and will subsequently vest as to 2.5% of the award on each of the eight quarterly anniversaries of the closing of Switch, Inc.'s IPO and 5% of the award each quarterly anniversary thereafter, subject to continued service. As vesting of the CEO Award and President Award commenced solely upon the closing of Switch, Inc.'s IPO or other qualifying event, they were treated as performance based awards. In connection with the closing of Switch, Inc.'s IPO, all outstanding Incentive Units, other than the CEO Award and the President Award, accelerated in full and were converted into Common Units after net settling the hurdle amount. In connection with the effectiveness of the Switch Operating Agreement, the CEO Award converted into 7,500,000 Common Units and the President Award converted into 472,144 Common Units after net settling the hurdle amount. As of December 31, 2017, unvested Common Units related to the CEO Award and President Award totaled 4,783,286 with a weighted average grant date fair value per unit of $11.11. As of December 31, 2017, total equity-based compensation cost related to all unvested Common Units is $46.3 million, which is expected to be recognized over a weighted average period of 3.78 years. If a forfeiture of unvested Common Units under the CEO Award and President Award occurs, the associated shares of Class C common stock and Class B common stock, respectively, are also forfeited.
The Incentive Unit activity is summarized below:

	Number of Units (in thousands)	Weighted Average Hurdle Amount per Unit	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1) (in thousands)
Incentive Units outstanding—December 31, 2014	8,760	$3.53
Incentive Units granted	10,444	4.35
Incentive Units forfeited	(899)	3.71
Incentive Units outstanding—December 31, 2015	18,305	3.99	2.85	$28,235
Incentive Units granted	2,197	6.38
Incentive Units forfeited	(1,109)	5.08
Incentive Units outstanding—December 31, 2016	19,393	4.20	1.98	$68,139
CEO Award	7,500	—
President Award	1,512	11.69
Incentive Units forfeited	(873)	4.62
Incentive Units net settled at IPO	(5,589)	5.74
Incentive Units converted into Common Units at IPO	(21,943)	2.87
Incentive Units outstanding—December 31, 2017	—	$—	—	$—
Incentive Units vested—December 31, 2015	1,191	$3.47	1.94	$2,454
Incentive Units vested—December 31, 2016	4,558	$3.97	1.50	$17,053
Incentive Units vested—December 31, 2017	22,125	$3.82	—	$318,033
________________________________________

(1)	The intrinsic value is calculated as the difference between the fair value of the Incentive Unit on December 31, 2017, 2016, and 2015 and the hurdle amount of the Incentive Unit.

The number and weighted average grant date fair value for nonvested Incentive Units granted and outstanding are as follows:

	Number of Nonvested Incentive Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value per Incentive Unit
Nonvested Incentive Units outstanding—December 31, 2014	7,977	$1.36
Incentive Units granted	10,444	$1.18
Incentive Units forfeited	(899)	$1.26
Incentive Units vested	(408)	$1.36
Nonvested Incentive Units outstanding—December 31, 2015	17,114	$1.26
Incentive Units granted	2,197	$2.04
Incentive Units forfeited	(1,109)	$1.75
Incentive Units vested	(3,367)	$1.24
Nonvested Incentive Units outstanding—December 31, 2016	14,835	$1.34
CEO Award	7,500	$11.69
President Award	1,512	$1.98
Incentive Units forfeited	(873)	$0.97
President Award net settled at IPO	(624)	$1.98
Nonvested Incentive Units converted into nonvested Common Units at IPO—CEO Award	(4,500)	$11.69
Nonvested Incentive Units converted into nonvested Common Units at IPO—President Award	(283)	$1.98
Incentive Units vested	(17,567)	$3.14
Nonvested Incentive Units outstanding—December 31, 2017	—	$—
The weighted average assumptions used in estimating the grant date fair value of these awards, exclusive of the CEO Award, are listed in the table below:

	Years Ended December 31,
	2017	2016	2015
Expected volatility	29.3%	39.8%	35.1%
Risk-free interest rate	1.4%	1.5%	1.4%
Expected term (in years)	2.0	3.7	3.1
Dividend rate	0.6%	0.9%	1.3%
As the CEO Award contained a provision that caused the Incentive Units underlying the CEO Award to convert into Common Units on a one-to-one basis in connection with the closing of Switch, Inc.'s IPO, the grant date fair value of the underlying units was $11.69 per unit.
Excluding $17.1 million of fair value attributable to the accelerated vesting of Incentive Units as a result of the IPO and $1.2 million and $35.1 million of fair value related to the vesting of the President Award and CEO Award, respectively, in 2017 the total fair value of Incentive Units vested for the years ended December 31, 2017, 2016, and 2015 was $1.8 million, $4.2 million, and $555,000, respectively.
During the year ended December 31, 2017, Switch, Ltd. awarded 150,880 fully vested Common Units at a fair market value of $7.39 per unit totaling $1.1 million in equity-based compensation. During the year ended December 31, 2016, Switch, Ltd. awarded 150,895 fully vested Common Units at a fair market value of $5.53 per unit totaling $835,000 in equity-based compensation.
2017 Incentive Award Plan
On September 22, 2017, Switch, Inc.'s Board of Directors adopted the 2017 Incentive Award Plan (the "2017 Plan"). The 2017 Plan provides that the initial aggregate number of shares of Class A common stock reserved and available for issuance be 25,000,000 shares of Class A common stock plus an increase each January 1, beginning on January 1, 2018 and ending on and including January 1, 2027, equal to the lesser of (A) 17,000,000 shares of Class A common stock, (B) 5% of the aggregate number of shares of Switch, Inc.'s Class A common stock, Class B common stock and Class C common stock outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares of Class A common stock as is determined by the Board of Directors. This number is subject to adjustment in the event of a stock split, stock dividend or other defined changes in Switch, Inc.'s capitalization. The 2017 Plan was effective as of its adoption date.
All awards granted under the 2017 Plan are intended to be treated as (i) stock options, including incentive stock options, (ii) stock appreciation rights, (iii) non-statutory stock options under the Internal Revenue Code of 1986, as amended, (iv) restricted stock, (v) restricted stock units ("RSUs"), or (vi) other stock or cash based awards as may be determined by the plan's administrator from time to time. The term of each option award shall be no more than 10 years from the date of grant. Options exercised under the 2017 Plan provide the purchaser with full rights equivalent to those of existing Class A common stock holders and holders as of the date of exercise. The Company's policy for issuing shares upon stock option exercise is to issue new shares of Class A common stock. Additionally, the Switch Operating Agreement states that Switch, Ltd. will maintain at all times a one-to-one ratio between the number of Common Units owned by Switch, Inc. and the number of outstanding shares of Class A common stock, including those issued as a result of stock option exercises and vesting of RSU awards.
In October 2017, Switch, Inc. granted stock options covering 5,724,896 shares of Class A common stock under the 2017 Plan with an exercise price of $17.00 per share, the public offering price per share of the Class A common stock in Switch, Inc.'s IPO. Of these stock options, stock options covering 5,626,470 shares of Class A common stock were vested in full as of the closing date of the IPO resulting in equity-based compensation expense of $28.1 million recorded on the closing date of the IPO. Stock options covering the remaining 98,426 shares of Class A common stock will vest ratably over three years.
The following table summarizes information related to stock options:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price per Stock Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1) (in thousands)
Stock options outstanding—December 31, 2016	—	$—
Stock options granted	5,725	$17.00
Stock options outstanding—December 31, 2017	5,725	$17.00	9.77	$6,813
Stock options vested and exercisable—December 31, 2017	5,626	$17.00	9.77	$6,695
________________________________________

(1)	The intrinsic value is calculated as the difference between the fair value of the stock option on December 31, 2017 and the exercise price of the stock option.
The number and weighted average grant date fair value for nonvested stock options granted and outstanding are as follows:

	Number of Stock Options (in thousands)	Weighted Average Grant Date Fair Value
Nonvested stock options outstanding—December 31, 2016	—	$—
Stock options granted	5,725	$5.00
Stock options vested	(5,626)	$4.99
Nonvested stock options outstanding—December 31, 2017	99	$5.37
The weighted average assumptions used in estimating the grant date fair value of the stock options are listed in the table below:

Year Ended December 31, 2017
Expected volatility	31.8%
Risk-free interest rate	1.9%
Expected term (in years)	5.0
Dividend rate	0.6%
As of December 31, 2017, total equity-based compensation cost related to all unvested stock options is $451,000, which is expected to be recognized over a weighted average period of 2.76 years.
Pursuant to the terms of the CEO Award, since the total number of Common Units granted under the CEO Award was equal to less than 3% of all outstanding shares of Switch, Inc. following the closing of its IPO, including the exercise of the underwriters' option to purchase additional shares (the "Threshold"), Switch, Inc. granted 50,638 RSUs (the "CEO RSU Award") to the Chief Executive Officer of Switch, Ltd. under the 2017 Plan in December 2017, such that the CEO Award together with the CEO RSU Award represented a number of shares of common stock of Switch, Inc. equal to the Threshold. The CEO RSU Award vested as to 40% of the award on the grant date and will subsequently vest as to 2.5% of the award on each of the eight quarterly anniversaries of the closing of Switch, Inc.'s IPO and 5% of the award each quarterly anniversary thereafter, subject to continued service.
The following table summarizes information related to RSUs:

	Number of RSUs (in thousands)	Weighted Average Grant Date Fair Value per RSU
RSUs outstanding—December 31, 2016	—	$—
CEO RSU Award	51	$18.01
RSUs vested	(20)	$18.01
RSUs outstanding—December 31, 2017	31	$18.01
As of December 31, 2017, total equity-based compensation cost related to all unvested RSU awards is $547,000, which is expected to be recognized over a weighted average period of 3.78 years.
Total equity-based compensation recognized in the consolidated statements of operations and comprehensive income (loss) for the 2017 Plan, Unit Option Plan, Incentive Units, and Common Units is as follows for each of the periods presented:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Cost of revenue	$1,289	$181	$—
Selling, general and administrative	83,501	5,754	5,237
Total equity-based compensation expense	$84,790	$5,935	$5,237
13. Fair Value of Financial Instruments
The carrying amounts as of December 31, 2017 for cash, accounts receivable, and accounts payable approximate their estimated fair values due to the short maturity of these instruments. Management believes the fair value of the Company's long-term debt was $599.2 million based on Level 2 inputs using quoted market prices on or about December 31, 2017. The carrying amounts as of December 31, 2016 for cash, accounts receivable, accounts payable, and long-term debt approximate their estimated fair values due to the short maturity of these instruments, or because the related interest rates approximate current market rates.
Management has elected not to adopt the option available under GAAP to measure any of its eligible financial instruments or other items at fair value. Accordingly, the Company continues to measure all of its assets and liabilities on the historical cost basis of accounting except as otherwise required under GAAP.

14. Non-controlling Interest
Switch, Inc. owns an indirect economic interest in Switch, Ltd., where "economic interests" means the right to receive any distributions, whether cash, property or securities of Switch, Ltd., in connection with Common Units. Prior to the IPO, all membership interests in Switch, Ltd. represented controlling interests. As a result of the IPO and Transactions described in Note 1, the Members at December 31, 2017 became non-controlling interest holders of Switch, Ltd. and owned 85.5% of the outstanding Common Units, with the remaining 14.5% owned by Switch, Inc. Prospectively, non-controlling interest will be adjusted to reflect the impact of any changes in Switch, Inc.'s ownership interest in Switch, Ltd. The ownership of the Common Units is summarized as follows:

	December 31, 2017
	Units	Ownership %
Switch, Inc.'s ownership of Common Units (equal to outstanding Class A common stock)	35,937,500	14.5%
Non-controlling interest holders' ownership of Common Units(1)	211,675,452	85.5%
Total Common Units	247,612,952	100.0%
________________________________________

(1)
Common Units held as of December 31, 2017 exclude 4,500,000 and 283,286 of unvested Common Units granted under the CEO Award and President Award, respectively, and 110,225 of vested and exercisable unit options under the Unit Option Plan.

The Company uses the weighted average ownership percentages during the period to calculate the pretax income attributable to Switch, Inc. and the non-controlling interest holders of Switch, Ltd.
15. Net Income (Loss) Per Share/Unit
The following table sets forth the calculation of basic and diluted net income (loss) per share/unit during the periods presented (in thousands, except share/unit and per share/unit data):

	Years Ended December 31,
	2017	2016	2015
	(in thousands, except share/unit and per share/unit data)
Net income (loss) per share/unit:
Numerator—basic and diluted:
Net (loss) income attributable to Switch, Inc.—basic and diluted	$(15,208)	$31,368	$73,472
Denominator—basic:
Weighted average shares/units outstanding—basic(1)	8,073,908	199,047,070	196,773,458
Net (loss) income per share/unit—basic	$(1.88)	$0.16	$0.37
Denominator—diluted:
Weighted average shares/units outstanding—basic(1)	8,073,908	199,047,070	196,773,458
Weighted average effect of dilutive securities:
Effect of dilutive options	—	230,511	1,498,228
Effect of unvested Incentive Units	—	4,183,839	1,000,583
Weighted average shares/units outstanding—diluted(1)	8,073,908	203,461,420	199,272,269
Net (loss) income per share/unit—diluted	$(1.88)	$0.15	$0.37
________________________________________

(1)	Amounts for the year ended December 31, 2017 represent shares of Class A common stock outstanding. Amounts for the years ended December 31, 2016 and 2015 represent Common Units outstanding.
Shares of Class B common stock and Class C common stock do not share in the earnings or losses of Switch, Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted net income (loss) per share for each of Class B common stock and Class C common stock under the two-class method has not been presented.

The following table presents potentially dilutive securities excluded from the computation of diluted net income (loss) per share/unit for the periods presented because their effect would have been anti-dilutive.

	Years Ended December 31,
	2017	2016	2015
Weighted average unvested Incentive Units	—	533,390	4,233,993
Stock options(1)	5,724,896	—	—
RSUs(1)	30,383	—	—
Shares of Class B and Class C common stock(2)	216,568,963	—	—
________________________________________

(1)
Represents the number of instruments outstanding at the end of the period. Application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted net income (loss) per share.

(2)	Shares of Class B common stock and Class C common stock at the end of the period are considered potentially dilutive shares of Class A common stock under application of the if-converted method.
16. Segment Reporting
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
The Company's revenue is comprised of the following:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Colocation	$304,720	$259,046	$218,498
Connectivity	67,690	53,715	43,147
Other	5,865	5,591	4,225
Revenue	$378,275	$318,352	$265,870
17. Quarterly Financial Information (Unaudited)

Quarterly financial information is presented below (amounts in thousands, except per share/unit data):

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$89,157	$92,101	$97,689	$99,328	$378,275
Income (loss) from operations	$24,439	$23,541	$25,451	$(54,604)	$18,827
Net income (loss)	$20,328	$14,953	$16,486	$(60,347)	$(8,580)
Net income (loss) attributable to Switch, Inc.	$20,328	$14,953	$16,486	$(66,975)	$(15,208)
Basic net income (loss) per unit/share	$0.10	$0.07	$0.08	$(2.09)	$(1.88)
Diluted net income (loss) per unit/share	$0.10	$0.07	$0.08	$(2.09)	$(1.88)

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenue	$73,966	$80,832	$81,666	$81,888	$318,352
Income (loss) from operations	$19,813	$22,342	$16,412	$(7,497)	$51,070
Net income (loss)	$16,678	$18,535	$15,926	$(19,771)	$31,368
Net income (loss) attributable to Switch, Inc.	$16,678	$18,535	$15,926	$(19,771)	$31,368
Basic net income (loss) per unit	$0.08	$0.09	$0.08	$(0.10)	$0.16
Diluted net income (loss) per unit	$0.08	$0.09	$0.08	$(0.10)	$0.15
18. Subsequent Events
Subsequent events through April 2, 2018, the date on which the annual consolidated financial statements as of and for the year ended December 31, 2017 were available to be issued, were evaluated by the Company to determine the need, if any, for recognition or disclosure in its consolidated financial statements.
In January 2018, a wholly-owned subsidiary of Switch, Ltd. entered into a Master Power Purchase & Sale Agreement of electricity with Tenaska Power Services Co. to purchase a minimum of 10 megawatts per energy hour for a term of 23 months, or a minimum purchase commitment of $4.9 million during the term, which started on February 1, 2018.
In April 2018, Switch, Inc.'s Board of Directors declared a dividend of $0.0147 per share of Class A common stock to holders of record as of the close of business on April 13, 2018 for the first quarter of 2018. The dividend will be payable on April 23, 2018. Prior to the payment of this dividend, Switch, Ltd. will make a cash distribution to all holders of record of Common Units of Switch, Ltd., including Switch, Inc., of $0.0147 per Common Unit.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2017, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, or the Exchange Act). Based on their evaluation, as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.
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
Material Weaknesses
As of December 31, 2017, we have two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
One of the material weaknesses was first identified in connection with the audit of our 2016 consolidated financial statements, as previously disclosed in our prospectus, dated October 5, 2017 filed with the SEC in accordance with Rule 424(b) of the Securities Act on October 10, 2017. This material weakness was due to a failure of the information and communication component of internal control to provide complete and accurate output because of deficiencies in the communication process. Contracts executed by various departments were not communicated, on a timely basis, to the accounting department, resulting in recording of out-of-period adjustments that impacted the recognition and disclosure of amounts in the consolidated financial statements during the year ended December 31, 2016. We concluded this material weakness continues to exist as of December 31, 2017.
The other material weakness, which was identified in connection with the audit of our 2017 consolidated financial statements, relates to an insufficient complement of resources with an appropriate level of accounting expertise, knowledge, and training commensurate with the complexity of our financial reporting matters. This material weakness led to pervasive immaterial adjustments to our annual and interim consolidated financial statements and inadequate review over account reconciliations resulting in the lack of an effective control environment.
These material weaknesses could result in a misstatement that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Material Weakness Remediation Efforts
We are implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including hiring additional personnel with appropriate education, experience and certifications for key positions in the financial reporting and accounting function, implementing policies and procedures to improve our ability to communicate and share information in a timely manner, as well as designing and implementing improved processes and internal controls. In addition, we are formalizing our internal control documentation and strengthening supervisory reviews by our management.
While we believe that these efforts will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weakness in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the quarter ended

December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Exemption from Management's Report on Internal Control over Financial Reporting
This Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information.
Not applicable.
Part III.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Proxy Statement for the 2018 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

Item 11.	Executive Compensation.
The information required by this item is incorporated by reference to the Proxy Statement for the 2018 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the Proxy Statement for the 2018 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Proxy Statement for the 2018 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

Item 14.	Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the Proxy Statement for the 2018 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017.

Part IV.
Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)	Financial statements:

(2)	Financial statement schedules:

All financial statement schedules are omitted since they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of Switch, Inc.	8-K	3.1	10/11/2017
3.2	Amended and Restated Bylaws of Switch, Inc.	8-K	3.2	10/11/2017
10.1	Tax Receivable Agreement, dated October 5, 2017, by and among Switch, Inc., Switch, Ltd., and each other person from time to time party thereto.	8-K	10.1	10/11/2017
10.2	Amended and Restated Registration Rights Agreement, dated October 5, 2017, by and among Switch, Inc., Switch, Ltd. and each other person from time to time party thereto.	8-K	10.2	10/11/2017
10.3	Fifth Amended and Restated Operating Agreement of Switch, Ltd., dated October 5, 2017, by and among Switch, Ltd. and its Members.	8-K	10.3	10/11/2017
10.4	Amended and Restated Credit Agreement, dated as of June 27, 2017, by and among Switch, Ltd., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	S-1	10.4	9/8/2017
10.4(a)	First Amendment to Amended and Restated Credit Agreement dated as of December 28, 2017.	8-K	10.1	12/28/2017
10.5	Amended and Restated Collateral Agreement, dated as of June 27, 2017, by and among Switch, Ltd., as borrower, certain of its subsidiaries and Wells Fargo Bank, National Association, as administrative agent.	S-1	10.5	9/8/2017
10.6	Amended and Restated Subsidiary Guaranty Agreement, dated as of June 27, 2017, by and among Switch, Ltd., as borrower, certain of its subsidiaries and Wells Fargo Bank, National Association, as administrative agent.	S-1	10.6	9/8/2017
10.7†	Switch, Inc. 2017 Incentive Award Plan.	S-1/A	10.7	9/25/2017
10.7(a)†	Form of Stock Option Agreement under Switch, Inc. 2017 Incentive Award Plan.	S-1/A	10.7(a)	9/25/2017
10.7(b)†	Form of Restricted Stock Agreement under Switch, Inc. 2017 Incentive Award Plan.	S-1/A	10.7(b)	9/25/2017
10.7(c)†	Form of Restricted Stock Unit Grant under Switch, Inc. 2017 Incentive Award Plan.	10-Q	10.1	11/14/2017
10.8†	Offer Letter, dated January 7, 2016, by and between Switch, Ltd. and Gabe Nacht.	S-1/A	10.8	9/25/2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
10.9	Form of Indemnification Agreement entered into between Switch, Inc. and certain of its directors and officers, effective October 11, 2017.	S-1	10.9	9/8/2017
10.10	Standard Industrial Real Estate Lease, dated August 21, 2007, by and between Switch, Ltd. (f/k/a Switch Communications Group L.L.C.) and Beltway Business Park Warehouse No. 3, LLC, as amended by (i) First Amendment to Lease, dated January 25, 2008, (ii) Confirmation of Initial Lease Term and Amendment to Lease, dated April 28, 2008, (iii) Third Amendment to Lease, dated January 21, 2011, (iv) Fourth Amendment to Lease, dated August 9, 2013, and (v) Fifth Amendment to Lease, dated June 21, 2016.	S-1/A	10.10	9/25/2017
10.11	Lease Agreement, dated November 4, 2010, by and between Switch, Ltd. (f/k/a Switch Communications Group L.L.C.) and Beltway Business Park Office No. 1, LLC, as amended by (i) First Amendment to Lease, dated April 1, 2011, (ii) Second Amendment to Lease, dated September 25, 2012, and (iii) Third Amendment to Lease, dated February 1, 2014.	S-1/A	10.11	9/25/2017
10.12	Lease Agreement, dated April 1, 2011, by and between Switch, Ltd. (f/k/a Switch Communications Group L.L.C.) and Beltway Business Park Office No. 1, LLC, as amended by (i) First Amendment to Lease, dated July 23, 2014, and (ii) Second Amendment to Lease, dated May 27, 2016.	S-1/A	10.12	9/25/2017
10.13	Land Lease, dated January 12, 2012, by and between Switch, Ltd. (f/k/a Switch Communications Group L.L.C.) and Beltway Business Park Warehouse No. 4, LLC, as amended by (i) Confirmation of Lease Term and Amendment to Lease, dated February 22, 2013, and (ii) First Amendment to Lease, dated June 21, 2016.	S-1/A	10.13	9/25/2017
10.14	Lease Agreement, dated April 24, 2012, by and between InNEVation L.L.C. and Beltway Business Park Office No. 2, LLC, as amended by (i) First Amendment to Lease, dated February 19, 2013, (ii) Second Amendment to Lease, dated March 14, 2013, (iii) Third Amendment to Lease, dated August 20, 2013, (iv) Fourth Amendment to Lease, dated September 1, 2013, (v) Fifth Amendment to Lease, dated January 12, 2015, (vi) Sixth Amendment to Lease, dated January 19, 2015, (vii) Seventh Amendment to Lease, dated November 15, 2015, and (viii) Eighth Amendment to Lease, dated January 17, 2017.	S-1/A	10.14	9/25/2017
10.15	Standard Industrial Real Estate Lease, dated November 3, 2014, by and between Switch, Ltd. and Beltway Business Park Warehouse No. 1, LLC.	S-1/A	10.15	9/25/2017
10.16	Land Lease, dated June 21, 2016, by and between Switch, Ltd. and Beltway Business Park Warehouse No. 6, LLC, as amended by Confirmation of Lease Term and Amendment to Lease, dated March 22, 2017.	S-1/A	10.16	9/25/2017
10.17†	LTIP Incentive Unit Award Agreement, by and between Switch, Ltd. and Rob Roy, dated September 7, 2017.	S-1/A	10.17	9/25/2017
10.18†	Incentive Unit Award Agreement, by and between Switch, Ltd. and Thomas Morton, dated September 7, 2017.	S-1/A	10.18	9/25/2017
10.19†	Switch, Inc. Director Compensation Program.	S-1/A	10.19	9/25/2017
10.20†	Restricted Stock Unit Award Agreement between Switch, Inc. and Rob Roy dated December 27, 2017.	8-K	10.2	12/28/2017
21.1	Subsidiaries of Switch, Inc.				*
23.1	Consent of PricewaterhouseCoopers LLP.				*
24.1	Power of Attorney (included on signature page)
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
32.1	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				#
101.INS	XBRL Instance Document.				*
101.SCH	XBRL Taxonomy Extension Schema Document.				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				*
101.DEF	XBRL Extension Definition Linkbase Document.				*
101.LAB	XBRL Taxonomy Label Linkbase Document.				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.				*

___________________________________________________________________
*    Filed herewith.
#    Furnished herewith.
†    Indicates a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Switch, Inc. (Registrant)

Date:	April 2, 2018	/s/ Gabe Nacht
Gabe Nacht Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rob Roy, Thomas Morton, and Gabe Nacht, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and any documents related to this report and filed pursuant to the Securities Exchange Act of 1934, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 2, 2018	/s/ Rob Roy
Rob Roy Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	April 2, 2018	/s/ Gabe Nacht
Gabe Nacht Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	April 2, 2018	/s/ Donald D. Snyder
Donald D. Snyder Director

Date:	April 2, 2018	/s/ Tom Thomas
Tom Thomas Director

Date:	April 2, 2018	/s/ Bryan Wolf
Bryan Wolf Director

Date:	April 2, 2018	/s/ Zareh Sarrafian
Zareh Sarrafian Director

Date:	April 2, 2018	/s/ Kimberly Sheehy
Kimberly Sheehy Director