Form 10-Q
period 2018-03-31
Switch, Inc.
filed 2018-05-15
CIK 1710583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

(702) 444-4111
(Registrant’s telephone number, including area code)
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
Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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
Yes ☐    No ☑
As of May 1, 2018, the registrant had 36,067,311 shares of Class A common stock, 173,624,316 shares of Class B common stock, and 42,944,647 shares of Class C common stock outstanding.

Switch, Inc.

BASIS OF PRESENTATION

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, references to:

•
“we,” “us,” “our,” the “Company,” “Switch” and similar references refer to Switch, Inc., and, unless otherwise stated, all of its subsidiaries, including Switch, Ltd., and, unless otherwise stated, all of its subsidiaries.

•	“Members” refer to the Founder Members, Non-Founder Members and Former Incentive Unit Holders.

•
“Founder Members” refer to Rob Roy, our Founder, Chairman and Chief Executive Officer, and an affiliated entity of Mr. Roy, each of which own Common Units (as defined below) and who may exchange their Common Units for shares of our Class A common stock. As the context requires in this Form 10-Q, “Founder Members” also refers to the respective successors, assigns and transferees of such Founder Members permitted under the Switch Operating Agreement and our amended and restated articles of incorporation.

•
“Non-Founder Members” refer to those direct and certain indirect owners of interest in Switch, Ltd., other than the Founder Members, each of which own Common Units and who may exchange their Common Units for shares of our Class A common stock. The Non-Founder Members include (i) each of our named executive officers, other than Mr. Roy and (ii) Tom Thomas and Donald D. Snyder, members of our board of directors. As the context requires in this Form 10-Q, “Non-Founder Members” also refers to the respective successors, assigns and transferees of such Non-Founder Members permitted under the Switch Operating Agreement and our amended and restated articles of incorporation.

•
“Former Incentive Unit Holders” refer collectively to (i) our named executive officers; (ii) an affiliated entity of Mr. Roy, our Founder, Chief Executive Officer and Chairman; (iii) Mr. Snyder, a member of our board of directors; and (iv) certain other current and former non-executive employees, in each case, who held incentive units in Switch, Ltd. and whose incentive units converted into Common Units of Switch, Ltd. in connection with our initial public offering (“IPO”).

•	“Common Units” refer to the single class of issued common membership interests of Switch, Ltd.

•	“Switch Operating Agreement” refers to the Fifth Amended and Restated Operating Agreement of Switch, Ltd.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Switch, Inc.
Consolidated Balance Sheets
(in thousands, except for per share and share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$238,561	$264,666
Accounts receivable, net of allowance of $301 and $472, respectively	18,511	16,386
Prepaid expenses	5,162	5,037
Other current assets	3,679	2,101
Total current assets	265,913	288,190
Property and equipment, net	1,183,165	1,133,572
Long term deposit	4,197	3,842
Other assets	9,194	9,155
TOTAL ASSETS	$1,462,469	$1,434,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long term debt, current portion	$5,194	$5,194
Accounts payable	18,717	18,934
Accrued salaries and benefits	4,679	5,211
Accrued expenses	7,783	6,469
Accrued construction payables	19,656	7,052
Deferred revenue, current portion	11,665	11,482
Customer deposits	9,004	8,634
Capital lease obligations, current portion	2,309	2,309
Total current liabilities	79,007	65,285
Long term debt, net	585,268	586,566
Capital lease obligations	19,466	19,466
Accrued interest, capital lease obligations	1,871	1,927
Deferred revenue	19,299	19,382
TOTAL LIABILITIES	704,911	692,626
Commitments and contingencies (Note 5 and Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value per share, 10,000,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value per share, 750,000,000 shares authorized, 36,066,544 and 35,937,500 shares issued and outstanding, respectively	36	36
Class B common stock, $0.001 par value per share, 300,000,000 shares authorized, 173,624,316 shares issued and outstanding, respectively	174	174
Class C common stock, $0.001 par value per share, 75,000,000 shares authorized, 42,944,647 shares issued and outstanding, respectively	43	43
Additional paid in capital	111,073	107,008
Retained earnings	2,273	1,602
Accumulated other comprehensive income	79	31
Total Switch, Inc. stockholders’ equity	113,678	108,894
Non-controlling interest	643,880	633,239
TOTAL STOCKHOLDERS’ EQUITY	757,558	742,133
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,462,469	$1,434,759

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except for share/unit and per share/unit data)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Revenue	$97,717	$89,157
Cost of revenue	54,856	45,375
Gross profit	42,861	43,782
Selling, general and administrative expense	33,451	19,343
Income from operations	9,410	24,439
Other income (expense):
Interest expense, including $409 and $253, respectively, in amortization of debt issuance costs	(6,273)	(4,020)
Equity in net losses of investments	(331)	(441)
Other	1,029	350
Total other expense	(5,575)	(4,111)
Income before income taxes	3,835	20,328
Income tax benefit	115	—
Net income	3,950	20,328
Less: net income attributable to non-controlling interest	3,279	—
Net income attributable to Switch, Inc.	$671	$20,328

Net income per share/unit (Note 10):
Basic	$0.02	$0.10
Diluted	$0.02	$0.10

Weighted average shares/units used in computing net income per share/unit (Note 10):
Basic	36,003,087	199,776,051
Diluted	252,552,205	205,493,272

Other comprehensive income:
Foreign currency translation adjustments	331	272
Comprehensive income	4,281	20,600
Less: comprehensive income attributable to non-controlling interest	3,562	—
Comprehensive income attributable to Switch, Inc.	$719	$20,600

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands, except for share data)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
Balance—December 31, 2017	35,937,500	$36	173,624,316	$174	42,944,647	$43	$107,008	$1,602	$31	$633,239	$742,133
Net income	—	—	—	—	—	—	—	671	—	3,279	3,950
Equity-based compensation expense	—	—	—	—	—	—	5,278	—	—	7,079	12,357
Issuance of Class A common stock upon settlement of restricted stock unit awards, net of shares withheld for tax	129,044	—	—	—	—	—	(1,213)	—	—	—	(1,213)
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	48	283	331
Balance—March 31, 2018	36,066,544	$36	173,624,316	$174	42,944,647	$43	$111,073	$2,273	$79	$643,880	$757,558

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,950	$20,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	24,603	20,037
Loss on disposal of property and equipment	214	20
Income tax benefit	(115)	—
Amortization of debt issuance costs	409	253
Bad debts	83	507
Equity in losses on investments	331	441
Equity-based compensation	12,357	2,250
Changes in operating assets and liabilities:
Accounts receivable	(3,077)	(4,215)
Prepaid expenses	(125)	127
Other current assets	(530)	(433)
Other assets	(129)	(92)
Accounts payable	262	4,712
Accrued interest, capital lease obligations	(56)	(53)
Accrued salaries and benefits	(532)	(295)
Accrued expenses	1,314	(5,912)
Deferred revenue	100	5,347
Customer deposits	370	407
Net cash provided by operating activities	39,429	43,429
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(61,387)	(107,015)
Acquisition of intangible asset	—	(13)
Escrow deposit	(1,047)	(1,350)
Proceeds from notes receivable	—	7
Purchase of portfolio energy credits	(32)	(30)
Net cash used in investing activities	(62,466)	(108,401)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of tax withholdings upon settlement of restricted stock unit awards	(1,213)	—
Proceeds from borrowings	—	70,000
Change in long term deposit	(355)	—
Repayment of borrowings, including capital lease obligations	(1,500)	(2,500)
Distributions paid to members	—	(3,532)
Net cash (used in) provided by financing activities	(3,068)	63,968
NET DECREASE IN CASH AND CASH EQUIVALENTS	(26,105)	(1,004)
CASH AND CASH EQUIVALENTS—Beginning of period	264,666	22,713
CASH AND CASH EQUIVALENTS—End of period	$238,561	$21,709

Switch, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$5,266	$4,294
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Increase (decrease) in liabilities incurred to acquire property and equipment	$13,023	$(12,227)
Distributions declared but not paid	$—	$118
Distributions used for payment of option loans and related interest	$—	$3

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc.
Condensed Notes to Consolidated Financial Statements
(Unaudited)
1. Organization
Switch, Inc. was formed as a Nevada corporation in June 2017 for the purpose of completing an initial public offering (“IPO”) and related organizational transactions in order to carry on the business of Switch, Ltd. and its subsidiaries (collectively, “Switch,” and together with Switch, Inc., the “Company”). Switch is comprised of limited liability companies that provide colocation space and related services to global enterprises, financial companies, government agencies, and others that conduct critical business on the internet. Switch develops and operates data centers in Nevada, which are Tier IV Gold certified, and in Michigan, and is developing data centers in Georgia, delivering redundant services with low latency and super capacity transport environments. As the manager of Switch, Ltd., Switch, Inc. operates and controls all of the business and affairs of Switch.
2. Summary of Significant Accounting Policies
Basis of Presentation and Accounting
The accompanying consolidated financial statements are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and include the accounts of the Company. All significant intercompany transactions and balances have been eliminated.
As the sole manager of Switch, Ltd., Switch, Inc. operates and controls all of the business and affairs of Switch, and has the sole voting interest in, and controls the management of, Switch, and has the obligation to absorb the losses of, and receive benefits from, Switch. Accordingly, Switch, Inc. identifies itself as the primary beneficiary of Switch and began consolidating Switch in its consolidated financial statements as of October 11, 2017, the closing date of the IPO, resulting in a non-controlling interest related to the common units held by members other than Switch, Inc. on its consolidated financial statements.
Switch has been determined to be the predecessor for accounting purposes and, accordingly, the consolidated financial statements for periods prior to the IPO and the related organizational transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period from January 1, 2017 through March 31, 2017 presented in the consolidated financial statements and condensed notes to consolidated financial statements herein represent the historical operations of Switch. The amounts as of December 31, 2017 and for the period from January 1, 2018 reflect the consolidated operations of the Company.
The Company periodically evaluates entities for consolidation either through ownership of a majority voting interest, or through means other than voting interest, in accordance with the Variable Interest Entity (“VIE”) accounting model. A VIE is an entity in which either (i) the equity investors as a group, if any, lack the power through voting or similar rights to direct the activities of such entity that most significantly impact such entity’s economic performance or (ii) the equity investment at risk is insufficient to finance that entity’s activities without additional subordinated financial support.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s 2017 Annual Report on Form 10-K for the year ended December 31, 2017.
Management believes that the accompanying interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of these unaudited interim consolidated financial statements. The consolidated results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for any other future annual or interim period.

Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for doubtful accounts, useful lives of property and equipment, equity-based compensation, deferred revenue, fair value of leased property at inception of lease term, fair value of deliverables under multiple element arrangements, and probability assessments of exercising renewal options on leases. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable.
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2017. No other changes to significant accounting policies have occurred since the year ended December 31, 2017, with the exception of those detailed below.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents as of March 31, 2018 were comprised of money market funds totaling $212.2 million. Cash equivalents comprised of money market funds totaling $241.4 million were incorrectly classified as cash as of December 31, 2017.
Derivative Financial Instruments
During the three months ended March 31, 2018, the Company operated under two agreements for the purchase of electricity (Note 6). The accounting guidance for derivative instruments provides a scope exception for commodity contracts that meet the normal purchase and sales criteria specified in the standard. The normal purchases and normal sales exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that are designated as normal purchases and normal sales are not recorded on the consolidated balance sheets at fair value.
Concentration of Credit and Other Risks
Although the Company operates primarily in Nevada, realization of its customer accounts receivable and its future operations and cash flows could be affected by adverse economic conditions, both regionally and elsewhere in the United States. During the three months ended March 31, 2018 and 2017, the Company’s largest customer and its affiliates comprised 9.0% and 9.7%, respectively, of the Company’s revenue. Only one customer accounted for 10% or more of accounts receivable as of March 31, 2018 and December 31, 2017.
The Company generally carries cash on deposit with financial institutions in excess of federally insured limits.
Through May 31, 2017, the Company was also exposed to a limited extent, to a risk of unfavorable price increases from its principal provider of power, Nevada Power Company dba NV Energy, whose rates are set by and services are regulated by the Public Utilities Commission of Nevada. On June 1, 2017, the Company became an unbundled purchaser of energy in Nevada.
Income Taxes
The Staff of the SEC issued Staff Accounting Bulletin No. 118 (“SAB No. 118”) to provide guidance to registrants in applying Accounting Standards Codification Topic 740 (“ASC 740”) in connection with the Tax Cuts and Jobs Act. SAB No. 118 provides that in the period of enactment, the income tax effects of the Tax Cuts and Jobs Act may be reported as a provisional amount based on a reasonable estimate to the extent a reasonable estimate can be determined, which would be subject to adjustment during a “measurement period.” The measurement period begins in the reporting period of the Tax Cuts and Jobs Act’s enactment and ends when a registrant has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC 740. SAB No. 118 also describes supplemental disclosures that should accompany the provisional amounts. The Company has applied the guidance in SAB No. 118 to account for the financial accounting impacts of the Tax Cuts and Jobs Act as of December 31, 2017.
During the three months ended March 31, 2018, there were no changes made to the provisional estimates that were recorded in the fourth quarter of 2017. The Company will continue to analyze the effects of the Tax Cuts and Jobs Act on the consolidated financial statements.
Recent Accounting Pronouncements
ASU 2014-09–Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The standard supersedes much of the current guidance regarding revenue recognition including most industry-specific guidance. The core principle of the standard is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity will be required to identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligation in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. In addition to the new revenue recognition requirements, entities will be required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard also provides guidance on the recognition of costs related to obtaining customer contracts. Entities may choose between two retrospective transition methods when applying the standard. In July 2015, the FASB voted to defer the effective date by one year (ASU 2015-14) to December 15, 2018 for annual reporting periods beginning after that date, and interim periods within annual periods beginning after December 15, 2019, and permitted early adoption of the standard, but not before the original effective date of December 15, 2017. Companies may use either a full retrospective or a modified-retrospective approach to adopt the standard.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). The core principle of the guidance in Revenue from Contracts with Customers in ASU 2014-09 is not changed by the amendments in ASU 2016-08. The amendments clarify the implementation guidance on principal versus agent considerations. Per ASU 2016-08, when another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (principal) or to arrange for that good or service to be provided by the other party (agent). When an entity that is a principal satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. When an entity that is an agent satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled. The effective date and transition requirements for ASU 2016-08 are the same as the effective date and transition requirements for ASU 2014-09.
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
The Company is in the initial stages of evaluating the impact of the standard on the Company’s accounting policies, processes, and system requirements. The Company has assigned internal resources and engaged consulting service providers to assist in the evaluation.
The Company continues to assess the potential impacts of the new standard and determine the effect of this guidance on its consolidated financial statements.
ASU 2016-02–Leases
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The principle of ASU 2016-02 is that a lessee should recognize the assets and liabilities that arise from leases. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability. For income statement purposes, ASU 2016-02 requires leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The new standard must be adopted using a modified-retrospective transition, and provides for certain practical expedients. In addition, in January 2018, the FASB also issued ASU 2018-01, which permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of ASU 2016-02 and were not previously accounted for as leases. The Company is evaluating the potential effects of the adoption of these ASUs on its consolidated financial statements. The Company has not decided if early adoption will be considered.
ASU 2016-13–Financial Instruments–Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Under this guidance, a company will be required to use a new forward-looking “expected loss” model for trade and other receivables that generally will result in the earlier recognition of allowances for losses. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, and requires a modified-retrospective approach to adoption. Early adoption is permitted in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

The Company is evaluating the potential effects the adoption of this standard will have on its consolidated financial statements. The Company has not decided if early adoption will be considered.
ASU 2016-15–Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The areas affected by ASU 2016-15 are debt prepayment and debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. Specifically, under this guidance, cash payments for debt prepayment or debt extinguishment costs will be classified as cash outflows for financing activities. The amendments in ASU 2016-15 are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in ASU 2016-15 will be applied using a retrospective transition method to each period presented. The adoption of ASU 2016-15 is not expected to materially impact the Company’s consolidated financial statements. The Company has not decided if early adoption will be considered.
ASU 2017-09–Compensation–Stock Compensation
In May 2017, the FASB issued ASU 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). This update provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation–Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. For all entities, the amendments in ASU 2017-09 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of this guidance during the first quarter of 2018 did not impact the Company’s consolidated financial statements.
ASU 2018-02–Income Statement–Reporting Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. For all entities, the amendments in ASU 2018-02 are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early adoption of this ASU is permitted, including adoption in any interim period. The Company is evaluating the potential effects the adoption of this standard will have on its consolidated financial statements. The Company has not decided if early adoption will be considered.
3. Property and Equipment, Net
Property and equipment, net, consists of the following as of the dates indicated below (in thousands):

	March 31, 2018	December 31, 2017
Land and land improvements	$152,811	$151,286
Data center equipment	796,244	763,790
Capitalized leased assets	36,076	35,974
Buildings, building improvements and leasehold improvements	353,258	338,763
Substation equipment	4,247	4,247
Cloud computing equipment	5,661	5,661
Fiber facilities	8,708	8,459
Computer equipment, furniture and fixtures	32,606	30,745
Vehicles	1,647	1,573
Construction in progress	132,238	110,559
Core network equipment	32,776	31,472
Deferred installation charges	4,671	4,436
Property and equipment, gross	1,560,943	1,486,965
Less: accumulated depreciation and amortization	(377,778)	(353,393)
Total property and equipment, net	$1,183,165	$1,133,572

During the three months ended March 31, 2018 and 2017, depreciation and amortization expense was $24.6 million and $20.0 million, respectively. Accumulated amortization for the capitalized leased assets totaled $8.7 million and $8.3 million as of March 31, 2018 and December 31, 2017, respectively.
During the three months ended March 31, 2018 and 2017, capitalized interest was $1.0 million and $588,000, respectively.
The Company capitalized internal use software costs of $681,000 and $690,000 during the three months ended March 31, 2018 and 2017, respectively.
4. Equity Method Investments
The Company currently holds two investments accounted for under the equity method of accounting, SUPERNAP International, S.A. (“SUPERNAP International”) and Planet3, Inc. (“Planet3”), in which the Company holds a 50% ownership interest and a 45% ownership interest, respectively. As of March 31, 2018 and December 31, 2017, the Company determined that it continued to have a variable interest in both SUPERNAP International and Planet3, as the entities do not have sufficient equity at risk. However, the Company concluded that it is not the primary beneficiary of SUPERNAP International or of Planet3 as it does not have deemed control of either entity. As a result, it does not consolidate either entity into its consolidated financial statements.
As of March 31, 2018, the Company’s carrying value of its investment in SUPERNAP International was reduced to zero as a result of recording its share of the investee’s losses. Accordingly, as the Company does not have any guaranteed obligations and is not otherwise committed to provide further financial support to SUPERNAP International, the Company discontinued the equity method of accounting for its investment in SUPERNAP International as of March 31, 2018 and will not provide for additional losses until its share of future net income or comprehensive income, if any, equals the share of net losses not recognized during the period the equity method was suspended. The Company’s share of net loss recorded for the three months ended March 31, 2018 and 2017 amounted to $331,000 and $441,000, respectively. As of March 31, 2018 and December 31, 2017, the Company had recorded amounts consisting of reimbursable expenses due from SUPERNAP International of $415,000 and $337,000, respectively, within accounts receivable on the consolidated balance sheets.
Additionally, as of December 31, 2016, as the Company does not have any guaranteed obligations and is not otherwise committed to provide further financial support to Planet3, the Company discontinued the equity method of accounting for its investment in Planet3 and will not provide for additional losses until its share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.
The summarized income statement information of the Company’s equity method investment in SUPERNAP International is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue	$195	$16
Gross loss	$(371)	$(1,877)
Net loss	$(1,321)	$(1,166)
5. Leases
During the three months ended March 31, 2018 and 2017, rent expense related to operating leases was approximately $1.9 million and $1.7 million, respectively. Related party rent included in these amounts was approximately $1.2 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively.
6. Commitments and Contingencies
Purchase Commitments
In January 2018, a wholly-owned subsidiary of Switch, Ltd. entered into a Master Power Purchase & Sale Agreement of electricity with Tenaska Power Services Co. to purchase a firm commitment of 10 megawatts per energy hour for a term of 23 months, or a purchase commitment of $4.9 million during the term, which started February 1, 2018. Additionally, scheduling services for the purchased power from the agreement are provided by Morgan Stanley Capital Group Inc., resulting in an additional purchase commitment of $300,000 during the term, for a total purchase commitment of $5.2 million related to this agreement. The remaining total purchase commitment is $4.7 million as of March 31, 2018. Future power purchase commitments for the remainder of 2018 and 2019 are $2.0 million and $2.7 million, respectively, with no additional commitments upon termination of the agreement thereafter.

Legal Proceedings
On August 7, 2017, Switch filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Aligned Data Centers LLC, or (“Aligned”), and MTechnology Inc. The lawsuit alleges, among other things, that Aligned has used and promoted technology at its data centers to attract clients to its facility, directly and indirectly infringing at least three of Switch’s patents and using Switch’s patented technology to attempt to unlawfully compete with Switch. The complaint also alleges that Aligned hired a consultant to design their data centers; that this consultant had toured Switch under non-disclosure agreement; and that this consultant breached his confidentiality agreements with Switch by using Switch’s designs to design the Aligned data centers. Switch is seeking an injunction to prevent the defendants in the lawsuit from infringing Switch’s patents, as well as other remedies. On August 16, 2017, Aligned filed an answer to the complaint and a motion to dismiss the lawsuit. Among other things, Aligned alleges in its answer that Switch’s patents in question should be declared invalid, and countersued for declaratory judgment of the non-infringement of certain of Switch’s patents, injunctive relief, and damages for alleged anti-competition practices involving Aligned’s trademarks in violation of the Lanham Act, tortious interference with Aligned’s business, and disparagement of Aligned’s business. Switch has retained outside counsel to represent it and is vigorously defending its rights and interests. Given certain jurisdictional issues, Switch filed a separate complaint in the Eighth Judicial District of Nevada against the consultant, Stephen Fairfax, and his business, MTechnology, on September 12, 2017. Among other claims, Switch has raised allegations of breach of contract and misappropriation of trade secrets.
On September 7, 2017, Switch, Ltd. and Switch, Inc. (collectively, the “Defendants”), were named in a lawsuit filed in the U.S. District Court for the District of Nevada by V5 Technologies formerly d/b/a Cobalt Data Centers (now defunct). The lawsuit alleges, among other things, that the Defendants have monopolized the Las Vegas Metropolitan area of Southern Nevada’s data center colocation market and have engaged in unfair business practices leading to the failure of Cobalt Data Centers in 2015 and seeks monetary damages in an amount yet to be disclosed. The Defendants have retained outside counsel and are vigorously pursuing their rights and interests.
The outcomes of the legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to the Company’s financial condition, results of operations, and cash flows for a particular period. For the matters described above, it is not possible to estimate the reasonably possible loss or range of loss.
7. Equity-Based Compensation
Common Unit Awards
Common unit award activity is summarized as follows as of the dates indicated below (number of units in thousands):

	Number of Nonvested Common Units Outstanding	Weighted Average Grant Date Fair Value per Common Unit
Nonvested common unit awards outstanding—December 31, 2017	4,783	$11.11
Common unit awards vested	(199)	$11.11
Nonvested common unit awards outstanding—March 31, 2018	4,584	$11.11
As of March 31, 2018, total equity-based compensation cost related to all unvested common unit awards is $39.2 million, which is expected to be recognized over a weighted average period of 3.53 years. If a forfeiture of unvested common unit awards occurs, the associated shares of Class B common stock and Class C common stock, as applicable, are also forfeited. Total fair value of common unit awards vested for the three months ended March 31, 2018 was $7.1 million.
2017 Incentive Award Plan
On September 22, 2017, Switch, Inc.’s Board of Directors adopted the 2017 Incentive Award Plan (the “2017 Plan”). The 2017 Plan, effective as of its adoption date, provides that the initial aggregate number of shares of Class A common stock reserved and available for issuance be 25,000,000 shares of Class A common stock plus an increase each January 1, beginning on January 1, 2018 and ending on and including January 1, 2027, equal to the lesser of (A) 17,000,000 shares of Class A common stock, (B) 5% of the aggregate number of shares of Switch, Inc.’s Class A common stock, Class B common stock and Class C common stock outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares of Class A common stock as is determined by the Board of Directors. Effective January 1, 2018, Switch, Inc.’s Board of Directors approved an annual increase of 7,933,534 shares (the “2018 Annual Increase”) in the aggregate number of shares of Class A common stock reserved and available for issuance under the 2017 Plan. The 2018 Annual Increase, and each annual increase thereafter, is subject to adjustment in the event of a stock split, stock dividend or other defined changes in Switch, Inc.’s capitalization.

The following table summarizes information related to stock options as of the dates indicated below (number of stock options and aggregate intrinsic value in thousands):

	Number of Stock Options	Weighted Average Exercise Price per Stock Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Stock options outstanding—December 31, 2017	5,725	$17.00	9.77	$6,813
Stock options forfeited	(85)	$17.00
Stock options outstanding—March 31, 2018	5,640	$17.00	9.52	$—
Stock options vested and exercisable—December 31, 2017	5,626	$17.00	9.77	$6,695
Stock options vested and exercisable—March 31, 2018	5,541	$17.00	9.52	$—
________________________________________

(1)
The intrinsic value is calculated as the difference between the fair value of the stock option on March 31, 2018 and December 31, 2017 and the exercise price of the stock option. There is no intrinsic value of options outstanding and vested and exercisable as of March 31, 2018 as the closing stock price at the end of the first quarter of 2018 creates a negative intrinsic value.

The number and weighted average grant date fair value for nonvested stock options granted and outstanding are as follows as of the dates indicated below (number of stock options in thousands):

	Number of Stock Options	Weighted Average Grant Date Fair Value
Nonvested stock options outstanding—December 31, 2017	99	$5.37
Nonvested stock options outstanding—March 31, 2018	99	$5.37
As of March 31, 2018, total equity-based compensation cost related to all unvested stock options is $381,000, which is expected to be recognized over a weighted average period of 2.51 years.
The following table summarizes information related to RSUs as of the dates indicated below (number of RSUs in thousands):

	Number of RSUs	Weighted Average Grant Date Fair Value per RSU
RSUs outstanding—December 31, 2017	31	$18.01
RSUs granted	2,343	$17.03
RSUs vested	(186)	$15.47
RSUs outstanding—March 31, 2018	2,188	$17.17
As of March 31, 2018, total equity-based compensation cost related to all unvested RSU awards is $35.2 million, which is expected to be recognized over a weighted average period of 3.75 years. Total fair value of RSU awards vested during the three months ended March 31, 2018 was $2.9 million.
Total equity-based compensation recognized in the consolidated statements of comprehensive income is as follows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$416	$50
Selling, general and administrative	11,941	2,200
Total equity-based compensation expense	$12,357	$2,250

8. Fair Value of Financial Instruments
The carrying amounts as of March 31, 2018 and December 31, 2017 for cash and cash equivalents, accounts receivable, and accounts payable approximate their estimated fair values due to the short maturity of these instruments. Management believes the fair value of the Company’s long term debt was $601.1 million and $599.2 million based on Level 2 inputs using quoted market prices on or about March 31, 2018 and December 31, 2017, respectively.
Management has elected not to adopt the option available under GAAP to measure any of its eligible financial instruments or other items at fair value. Accordingly, the Company continues to measure all of its assets and liabilities on the historical cost basis of accounting except as otherwise required under GAAP.
9. Non-controlling Interest
Switch, Inc. owns an indirect economic interest in Switch, Ltd., where “economic interests” means the right to receive any distributions, whether cash, property or securities of Switch, Ltd., in connection with common units. Switch, Inc. presents interest held by non-controlling interest holders within non-controlling interest in the consolidated financial statements. As of March 31, 2018 and December 31, 2017, non-controlling interest holders of Switch, Ltd. owned 85.5% of the outstanding common units, with the remaining 14.5% owned by Switch, Inc. The ownership of the common units is summarized as follows:

	March 31, 2018		December 31, 2017
	Units	Ownership %	Units	Ownership %
Switch, Inc.’s ownership of common units (equal to outstanding Class A common stock)	36,066,544	14.5%	35,937,500	14.5%
Non-controlling interest holders’ ownership of common units(1)	211,874,755	85.5%	211,675,452	85.5%
Total common units	247,941,299	100.0%	247,612,952	100.0%
________________________________________

(1)
Common units held as of March 31, 2018 exclude 4,583,983 of unvested common unit awards and 110,225 of vested and exercisable unit options. Common units held as of December 31, 2017 exclude 4,783,286 of unvested common unit awards and 110,225 of vested and exercisable unit options.

The Company uses the weighted average ownership percentages during the period to calculate the pretax income attributable to Switch, Inc. and the non-controlling interest holders of Switch, Ltd.

10. Net Income Per Share/Unit
The following table sets forth the calculation of basic and diluted net income per share/unit during the periods presented (in thousands, except share/unit and per share/unit data):

	Three Months Ended March 31,
	2018	2017
Net income per share/unit:
Numerator—basic:
Net income attributable to Switch, Inc.—basic	$671	$20,328
Numerator—diluted:
Net income attributable to Switch, Inc.—basic	$671	$20,328
Effect of dilutive securities:
Shares of Class B common stock and Class C common stock	3,279	—
Net income attributable to Switch, Inc.—diluted	$3,950	$20,328
Denominator—basic:
Weighted average shares/units outstanding—basic(1)	36,003,087	199,776,051
Net income per share/unit—basic	$0.02	$0.10
Denominator—diluted:
Weighted average shares/units outstanding—basic(1)	36,003,087	199,776,051
Weighted average effect of dilutive securities:
Effect of dilutive options	90,380	129,065
Effect of unvested incentive unit awards	—	5,588,156
Shares of Class B common stock and Class C common stock	216,458,738	—
Weighted average shares/units outstanding—diluted(1)	252,552,205	205,493,272
Net income per share/unit—diluted	$0.02	$0.10
________________________________________

(1)	Amounts for the three months ended March 31, 2018 represent shares of Class A common stock outstanding. Amounts for the three months ended March 31, 2017 represent common units outstanding.
Shares of Class B common stock and Class C common stock do not share in the earnings or losses of Switch, Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted net income per share for each of Class B common stock and Class C common stock under the two-class method has not been presented.
The following table presents potentially dilutive securities excluded from the computation of diluted net income per share/unit for the periods presented because their effect would have been anti-dilutive.

	Three Months Ended March 31,
	2018	2017
Weighted average unvested incentive unit awards	—	491,450
Stock options(1)	5,639,790	—
RSUs(1)	2,187,117	—
________________________________________

(1)
Represents the number of instruments outstanding at the end of the period. Application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted net income per share.

11. Segment Reporting
The Company’s chief operating decision maker is its Chief Executive Officer. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. All of the Company’s assets are maintained in the United States. The Company derives a substantial majority of its revenue from sales to customers in the United States, based upon the billing address of the customer. Revenue derived from customers outside the United States, based upon the billing address of the customer, were less than 3% and 1% of revenue for the three months ended March 31, 2018 and 2017, respectively.

The Company’s revenue is comprised of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Colocation	$77,719	$71,979
Connectivity	18,218	15,857
Other	1,780	1,321
Revenue	$97,717	$89,157
12. Subsequent Events
Subsequent events through May 15, 2018, the date on which the unaudited interim consolidated financial statements as of and for the three months ended March 31, 2018 were available to be issued, were evaluated by the Company to determine the need, if any, for recognition or disclosure in its consolidated financial statements.
In April 2018, Switch, Inc.’s Board of Directors declared a dividend of $0.0147 per share of Class A common stock to holders of record as of the close of business on April 13, 2018 for the first quarter of 2018, and was paid on April 23, 2018. Prior to the payment of this dividend, Switch, Ltd. also made a cash distribution to all holders of record of common units of Switch, Ltd., including Switch, Inc., of $0.0147 per common unit for a total distribution of $3.7 million, of which $530,000 was distributed to Switch, Inc. and $3.2 million was distributed to the other holders of record of common units of Switch, Ltd.
In April 2018, a wholly-owned subsidiary of Switch, Ltd. closed on the purchase of 515.96 acres in Storey County, Nevada, in the aggregate amount of $15.9 million.
In April and May 2018, three substantially similar putative class action complaints, captioned Martz v. Switch, Inc., Palkon v. Switch, Inc., and Chun v. Switch, Inc. were filed in the Eighth Judicial District of Nevada against Switch, Inc., certain current and former officers and directors, and certain underwriters of Switch, Inc.’s initial public offering alleging federal securities law violations in connection with Switch, Inc.’s initial public offering. These lawsuits were brought by purported stockholders of Switch, Inc. seeking to represent a class of stockholders who purchased Class A common stock in or traceable to Switch, Inc.’s IPO, and request unspecified damages and other relief. Management believes that these lawsuits are without merit and intends to defend against them vigorously. The outcomes of these legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to the Company’s financial condition, results of operations, and cash flows for a particular period. For the matters described above, it is not possible to estimate the reasonably possible loss or range of loss.
In May 2018, Switch, Inc.’s Board of Directors declared a dividend of $0.0147 per share of Class A common stock to holders of record as of the close of business on May 29, 2018 for the second quarter of 2018. The dividend will be payable on June 8, 2018. Prior to the payment of this dividend, Switch, Ltd. will make a cash distribution to all holders of record of common units of Switch, Ltd., including Switch, Inc., of $0.0147 per common unit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related condensed notes (the “Consolidated Financial Statements”) included in Part I, Item 1 of this Form 10-Q, and with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017.
Forward-looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about:

•	our goals and strategies;

•	our expansion plans;

•	our future business development, financial condition and results of operations;

•	the expected growth of the data center market;

•	our expectations regarding demand for, and market acceptance of, our services;

•	our expectations regarding our customer growth rate;

•	the network effects associated with our business;

•	our plans to further invest in and grow our business, and our ability to effectively manage our growth and associated investments;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to successfully enter new markets;

•	our ability to defend against securities class actions that have been filed against us;

•	our ability to maintain, protect and enhance our intellectual property and not infringe upon others’ intellectual property; and

•	our realization of any benefit from the Tax Receivable Agreement and our organizational structure.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks may emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by law. You should read this Form 10-Q, and the documents that we reference in this Form 10-Q and have filed with the SEC as exhibits to our registration statement, and our Annual Report on Form 10-K, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.
Overview
We are a technology infrastructure company powering the sustainable growth of the connected world and the Internet of Everything. Using our technology platform, we provide solutions to help enable that growth. Our advanced data centers are the center of our platform and provide power densities that exceed industry averages with efficient cooling, while being powered by 100% renewable energy. These hyper scale data centers address the growing challenges facing the data center industry. Our critical infrastructure components in our data centers are purpose-built to satisfy customers’ needs, drive efficiency and enable the deployment of highly advanced computing technologies.

We presently own and operate three primary campus locations, called Primes, which encompass 10 colocation facilities with an aggregate of up to 4.0 million gross square feet, or GSF, of space. Our Primes consist of The Core Campus in Las Vegas, Nevada; The Citadel Campus near Reno, Nevada; and The Pyramid Campus in Grand Rapids, Michigan. In addition, we have begun construction on a fourth Prime, The Keep Campus, in Atlanta, Georgia. In addition to our Primes, we hold a 50% ownership interest in SUPERNAP International, S.A., or SUPERNAP International, which has deployed facilities in Italy and Thailand. We have accounted for this ownership interest under the equity method of accounting.
We currently have more than 800 customers, including some of the world’s largest technology and digital media companies, cloud, information technology and software providers, financial institutions and network and telecommunications providers. Our ecosystem connects over 200 cloud, information technology and software providers and 80 network and telecommunications providers. Our business is based on a recurring revenue model comprised of (1) colocation, which includes the licensing of cabinet space and power; and (2) connectivity services. We consider these services recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract. We derive more than 95% of our revenue from recurring revenue streams and we expect to continue to do so for the foreseeable future. For the three months ended March 31, 2017 and 2018, our largest customer, eBay, Inc., and its affiliates accounted for 10% and 9%, respectively, of our revenue.
Our non-recurring revenue is primarily comprised of installation services related to a customer’s initial deployment. These services are non-recurring because they are billed typically once, upon completion of the installation.
We generated net income of $20.3 million and $4.0 million during the three months ended March 31, 2017 and 2018, respectively. During the three months ended March 31, 2017 and 2018, we generated Adjusted EBITDA of $47.1 million and $46.9 million, respectively, representing an Adjusted EBITDA margin of 52.8% and 48.0%, respectively.
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
Growth and Expansion Activities. Our future revenue growth will depend on our ability to maintain our existing revenue base while expanding and increasing utilization at our existing and developing Prime Campus locations. Our existing Prime Campus locations currently encompass 10 data centers with an aggregate of up to 4.0 million GSF of space and up to 415 MW of power. As of March 31, 2018, the utilization rates at these Prime Campuses, based on currently available cabinets, were approximately 91%, 48% and 77% at The Core Campus, The Citadel Campus and The Pyramid Campus, respectively. Additionally, each of our existing Primes has room for further expansion, and we have designs to add up to 5.9 million GSF of additional space to The Citadel Campus and 940,000 GSF of additional space to The Pyramid Campus. We may be unable to attract customers to our data centers or retain them for a number of reasons, including if we fail to provide competitive pricing terms, provide space that is deemed to be inferior to that of our competitors or are unable to provide services that our existing and potential customers desire.
Cost of Power. We are a large consumer of power, and power costs account for a significant portion of our cost of revenue. We require power supply to provide many services we offer, such as powering and cooling our customers’ IT equipment and operating critical data center plant and equipment infrastructure. Pursuant to our service agreements, we provide our customers with a committed level of power supply availability, and we have committed to operating our data centers with 100% clean and renewable energy. Most of our customer agreements provide the ability to increase our cost of service in response to an increase in the cost of energy. However, our gross profit can be adversely affected by increases in our cost of energy if we choose not to pass along the increases to our customers. For instance, the seasonal increase in energy costs during the summer months has not historically resulted in an adjustment to our customer pricing, and therefore has resulted in a decrease in our gross profit in those periods. Nonetheless, since becoming a purchaser of unbundled energy in Nevada, we are able to purchase power in the open market through long-term power contracts, which we believe can subsequently reduce variability of power costs. Additionally, our existing customers may not renew their contracts with us or may reduce the services purchased from us, or we may be unable to attract new customers, if we experience increased power costs or limited availability of power resources, including clean and renewable energy. Our brand or reputation could be adversely affected if we are unable to provide 100% clean and renewable energy.
Capital Expenditures. Our growth and expansion initiatives require significant capital. The costs of constructing, developing, operating and maintaining data centers and growing our operations are substantial. While we strive to match the growth of our facilities to the demand for services, we still must spend significant amounts before we receive any revenue. If we are unable to generate sufficient capital to meet our anticipated capital requirements, our growth could slow and operations could be adversely affected. Our maintenance capital expenditures were $931,000 for the three months ended March 31, 2018.
Growth in Customers. Our results of operations could be significantly affected by the growth or reduction of our customer base. We have over 800 customers, including some of the world’s largest technology and digital media companies, cloud and managed service providers, financial institutions and telecommunications providers. We believe we have significant opportunity to both grow penetration of our existing customers as well as attract new customers. Our ability to attract new customers depends on a number of factors, including our ability to offer high quality services at competitive prices and the capability of our marketing and sales team to attract new customers. Additionally, a significant portion of our revenue is highly dependent on our top 10 customers and the loss of these customers or any significant decrease in their business could adversely affect our results of operations.
Key Metrics and Non-GAAP Financial Measures
We monitor the following unaudited key metrics and financial measures that are not calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP, to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions.

	Three Months Ended March 31,
	2018	2017
	(in thousands, except percentages)
Recurring revenue	$95,269	$87,309
Capital expenditures	$61,387	$107,015
Adjusted EBITDA	$46,893	$47,089
Adjusted EBITDA margin	48.0%	52.8%
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

The following table sets forth a reconciliation of recurring revenue to total revenue for the periods presented.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Recurring revenue	$95,269	$87,309
Non-recurring revenue	2,448	1,848
Revenue	$97,717	$89,157
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
Our Adjusted EBITDA and Adjusted EBITDA margin are not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to measures used in accordance with GAAP. We present Adjusted EBITDA and Adjusted EBITDA margin because we believe certain investors use them as measures of a company’s historical operating performance and its ability to service and incur debt. We believe that the inclusion of certain adjustments in presenting Adjusted EBITDA and Adjusted EBITDA margin is appropriate to provide additional information to investors because Adjusted EBITDA and Adjusted EBITDA margin exclude certain items that we believe are not indicative of our core operating performance and that are not excluded in the calculation of EBITDA. Adjusted EBITDA is also similar to the measures used under the debt covenants included in our credit facilities, except that the definition used in our credit facilities does not exclude cash gains. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational-decision making.
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
The following tables set forth reconciliations of our net income to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Adjusted EBITDA:
Net income	$3,950	$20,328
Interest expense	6,273	4,020
Interest income(1)	(720)	(7)
Income tax benefit	(115)	—
Depreciation and amortization	24,603	20,037
Loss on disposal of property and equipment	214	20
Equity-based compensation	12,357	2,250
Equity in net losses of investments	331	441
Adjusted EBITDA	$46,893	$47,089
________________________________________
(1)     Interest income is included in the "Other" line of other income (expense) in our consolidated statements of comprehensive income.
Components of Results of Operations
Revenue
During the three months ended March 31, 2017 and 2018, we derived more than 95% of our revenue from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing of cabinet space and power; and (2) connectivity services, which includes cross-connects, broadband services and external connectivity. The remainder of our revenue is from non-recurring revenue streams, which primarily includes installation and contract settlements. Based on the current growth stage of our business, we expect increases in revenue to be driven primarily by increases in volume, rather than changes in the prices we charge to our customers.
Revenue from recurring revenue streams is generally billed monthly and recognized ratably over the period to which the service relates. Contracts with our customers generally have terms of three to five years. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the expected life of the installation, which was 66 months as of March 31, 2018 and December 31, 2017 for colocation contracts, 29 months as of March 31, 2018 and December 31, 2017 for broadband services contracts, and 41 months as of March 31, 2018 and December 31, 2017 for external connectivity contracts. Revenue from connectivity services is generally recognized on a gross basis, primarily because we generally act as the principal in the transactions, take title to services and bear credit risk. Revenue from contract settlements, which result when a customer wishes to terminate their contract early, is recognized when no remaining performance obligations exist, to the extent that the revenue has not previously been recognized.
Cost of Revenue
Cost of revenue consists primarily of depreciation and amortization expense, expenses associated with the operations of our facilities, including electricity and other utility costs and repairs and maintenance, data center employees’ salaries and benefits, including equity-based compensation, connectivity costs, and rental payments related to our leased buildings and land used in data center operations. A substantial majority of our cost of revenue is fixed in nature and may not vary significantly from period to period, unless we expand our existing data centers or open new data centers. However, there are certain costs that are considered more variable in nature, including utilities and supplies that are directly related to growth in our existing and new customer base. We have seen the cost of our utilities, specifically electricity, decrease as we have become an unbundled purchaser of energy in Nevada, and are able to purchase energy from the open market. The largest portion of our utility costs are fixed and a smaller portion is variable with market conditions.
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
Operating Expenses
Selling, General and Administrative Expense
Selling, general and administrative expenses consist primarily of salaries and related expenses, including equity-based compensation, accounting, legal and other professional service fees, real estate and personal property taxes, rental payments related to our corporate office lease, marketing and selling expenses, including sponsorships, commissions paid to partners, travel, depreciation and amortization expense, insurance, and other facility and employee related costs. This expense classification may not be comparable to those of other companies. We expect to incur additional selling, general and administrative expenses as we continue to scale our operations to invest in sales and marketing initiatives to further increase our revenue and support our growth. We also expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission, or the SEC, and those of any national securities exchange on which our securities are traded, additional insurance expenses, investor relations activities and other administrative and professional services. Further, we expect to incur additional general and administrative expenses in the form of equity-based compensation as a result of the continued vesting of Common Unit awards granted to certain of our executives in 2017. As a result, we expect that our selling, general and administrative expense will continue to increase in absolute dollars but may fluctuate as a percentage of our revenue from period to period.
Other Income (Expense) Items
Interest Expense
Interest expense consists primarily of interest on our credit facilities and amortization of debt issuance costs.
Equity in Net Losses of Investments
Equity in net earnings (losses) of investments primarily consists of our share of results of operations from our equity method investments, including foreign currency translation adjustments. We currently hold two investments, SUPERNAP International and Planet3, Inc., or Planet3. Our investments in SUPERNAP International and Planet3 were accounted for under the equity method of accounting through March 31, 2018 and December 31, 2017, respectively, and our share of their results of operations are included within equity in net losses of investments for each applicable period presented. As of March 31, 2018 and December 31, 2017, the carrying value of our investment in SUPERNAP International was reduced to zero as a result of recording our share of its losses. Our losses will continue to include the foreign currency translation adjustments in our investment. As of December 31, 2016, we determined an other than temporary loss in the value of our investment in Planet3 had occurred, and we therefore fully impaired its carrying value. Accordingly, we discontinued the equity method of accounting for our investments in SUPERNAP International and Planet3 as of December 31, 2017 and December 31, 2016, respectively, and will not provide for additional losses until our share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.
Other
Other (expense) income items primarily consist of other items that have impacted our results of operations such as loss on extinguishment of debt resulting from termination and full repayment of previously held debt obligations, impairment of notes receivable and gains and losses resulting from other transactions.
Income Tax Benefit
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

Non-controlling Interest
As the sole manager of Switch, Ltd., we operate and control all of the business and affairs of Switch, Ltd. and its subsidiaries. Although we have a minority economic interest in Switch, Ltd., we have the sole voting interest in, and control the management of, Switch, Ltd. Accordingly, we consolidate the financial results of Switch, Ltd. and report a non-controlling interest on our consolidated statements of comprehensive income, representing the portion of net income or loss and comprehensive income or loss attributable to the non-controlling Members. The weighted average ownership percentages during the period are used to calculate the net income or loss and other comprehensive income or loss attributable to Switch, Inc. and the non-controlling Members.
Results of Operations
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Consolidated Statements of Income Data(1):
Revenue	$97,717	$89,157
Cost of revenue	54,856	45,375
Gross profit	42,861	43,782
Selling, general and administrative expense	33,451	19,343
Income from operations	9,410	24,439
Other income (expense):
Interest expense, including amortization of debt issuance costs	(6,273)	(4,020)
Equity in net losses of investments	(331)	(441)
Other	1,029	350
Total other expense	(5,575)	(4,111)
Income before income taxes	3,835	20,328
Income tax benefit	115	—
Net income	3,950	20,328
Less: net income attributable to non-controlling interest	3,279	—
Net income attributable to Switch, Inc.	$671	$20,328
________________________________________

(1)
Switch, Ltd. and its subsidiaries is our predecessor for accounting purposes and, accordingly, amounts for the period from January 1, 2017 through March 31, 2017 represent the historical consolidated operations of Switch, Ltd. and its subsidiaries.

The following table sets forth the consolidated statements of income data for each of the periods presented as a percentage of revenue. Amounts may not sum due to rounding.

	Three Months Ended March 31,
	2018	2017
Consolidated Statements of Income Data:
Revenue	100%	100%
Cost of revenue	56	51
Gross profit	44	49
Selling, general and administrative expense	34	22
Income from operations	10	27
Other income (expense):
Interest expense, including amortization of debt issuance costs	(6)	(5)
Equity in net losses of investments	—	—
Other	1	—
Total other expense	(6)	(5)
Income before income taxes	4	23
Income tax benefit	—	—
Net income	4	23
Less: net income attributable to non-controlling interest	3	—
Net income attributable to Switch, Inc.	1%	23%
Comparison of the Three Months Ended March 31, 2018 and 2017
Revenue

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentage)
Colocation	$77,719	$71,979	$5,740	8%
Connectivity	18,218	15,857	2,361	15%
Other	1,780	1,321	459	35%
Revenue	$97,717	$89,157	$8,560	10%
Revenue increased by $8.6 million, or 10%, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase in revenue for the three months ended March 31, 2018 was primarily attributable to a $5.7 million increase in colocation revenue and a $2.4 million increase in connectivity revenue, both of which resulted from an increased volume of sales to existing customers and new customers. Approximately 41% of the increase in sales for the three months ended March 31, 2018 was attributable to new customers initiating service after March 31, 2017, and the remaining approximately 59% of the increase in sales was attributable to growth from existing customers. Our revenue churn rate, which we define as the reduction in recurring revenue attributable to customer terminations or non-renewal of expired contracts, divided by revenue at the beginning of the period, was 0.1% during each of the three months ended March 31, 2018 and 2017.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentage)
Cost of revenue	$54,856	$45,375	$9,481	21%
Gross margin	43.9%	49.1%
Cost of revenue increased by $9.5 million, or 21%, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase for the three months ended March 31, 2018 was attributable to a $4.5 million increase in depreciation and amortization costs due to additional assets being placed into service in 2017, a $2.1 million increase in salaries and related employee expenses due to an increased headcount, a $1.6 million increase in facilities costs, and a $1.3 million increase in connectivity costs associated with increased occupancy, largely resulting from the buildout and expansion of The Core Campus, The Citadel Campus and The Pyramid Campus. Accordingly, gross margin decreased by 520 basis points for the three months ended March 31, 2018, compared to the three months ended March 31, 2017.
Selling, General and Administrative Expense

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentage)
Selling, general and administrative expense	$33,451	$19,343	$14,108	73%
Selling, general and administrative expense increased by $14.1 million, or 73%, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase in selling, general and administrative expense for the three months ended March 31, 2018 was attributable to an increase of $11.5 million in salaries and related expenses, $9.7 million of which is related to non-cash compensation expense primarily incurred on the continued vesting of Common Unit awards granted to certain of our executives in 2017 and $1.8 million of which is due to an increase in headcount, a $2.3 million increase in professional service fees for consulting and accounting services and a $304,000 increase in depreciation and amortization expense due to the growth of our corporate office facilities.
Other Income (Expense)

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentage)
Other income (expense):
Interest expense	$(6,273)	$(4,020)	$(2,253)	(56)%
Equity in net losses of investments	(331)	(441)	110	25%
Other	1,029	350	679	194%
Total other expense	$(5,575)	$(4,111)	$(1,464)	36%
Interest Expense
Interest expense increased by $2.3 million to $6.3 million for the three months ended March 31, 2018, compared to $4.0 million for the three months ended March 31, 2017. The increase was driven by an increase in our weighted average interest rate from 2.96% at March 31, 2017 to 4.13% at March 31, 2018 and an increase in our outstanding long term debt from $539.7 million as of March 31, 2017 to $590.5 million as of March 31, 2018.
Equity in Net Losses of Investments
Equity in net losses of investments related to our equity method investments in SUPERNAP International was $331,000 in net losses for the three months ended March 31, 2018, compared to $441,000 of net losses for the three months ended March 31, 2017. The net losses for these periods are related to the financial performance of our equity method investment in SUPERNAP International.
Income Tax Benefit

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentage)
Income tax benefit	$115	$—	$115	NM
________________________________________
NM - Not meaningful

Income tax benefit was $115,000 for the three months ended March 31, 2018. As a partnership, Switch, Ltd. is not subject to U.S. federal and certain state and local income taxes. Therefore, as the IPO and certain organization transactions in connection with our IPO were not completed until October 2017, there was no provision or benefit for income taxes for the three months ended March 31, 2017.
Net Income Attributable to Non-controlling Interest

	Three Months Ended March 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentage)
Net income attributable to non-controlling interest	$3,279	$—	$3,279	NM
________________________________________
NM - Not meaningful

During the three months ended March 31, 2018, the non-controlling Members owned 85.5% of the outstanding Common Units, with the remaining 14.5% owned by us. Net income for the three months ended March 31, 2018 was therefore attributed to non-controlling Members based on the resulting ownership percentages during the period. Further, as the IPO and certain organizational transactions completed in connection with our IPO occurred during October 2017, there was no non-controlling interest during the three months ended March 31, 2017.
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
As of March 31, 2018, we had $238.6 million of cash and cash equivalents. As of March 31, 2018, our total indebtedness was comprised of debt and financing obligations totaling $612.3 million consisting of (i) $590.5 million principal from our term loan facility (net of deferred debt issuance costs) and (ii) approximately $21.8 million from our capital lease obligations. As of March 31, 2018, we had access to $500.0 million in additional liquidity from our revolving credit facility. We believe we have sufficient cash and access to liquidity, coupled with anticipated cash generated from operating activities, to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including repayment of the current portion of our debt as it becomes due and completion of our development projects. We plan to continue to finance our operations and capital expenditures from customers paying for our services, through the use of our credit facilities and through the proceeds of the IPO.
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
Cash Flows
The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash provided by operating activities	$39,429	$43,429
Cash used in investing activities	(62,466)	(108,401)
Cash (used in) provided by financing activities	(3,068)	63,968
Net decrease in cash and cash equivalents	$(26,105)	$(1,004)
Cash Flows from Operating Activities
Cash from operating activities is primarily generated from operating income from our colocation and connectivity activities.

During the three months ended March 31, 2018, cash provided by operating activities was $39.4 million, which consisted of net income of $4.0 million, adjusted by non-cash charges of $37.9 million and a net decrease of $2.4 million in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $24.6 million, equity-based compensation of $12.4 million and amortization of debt issuance costs of $409,000. The decrease in our net operating assets and liabilities was primarily due to a $3.1 million increase in accounts receivable due to an increase in the number and amount of customer invoices during the period and a $530,000 increase in other current assets due to construction project deposits. These changes were partially offset by a $1.3 million increase in accrued expenses due to an increase in vendor-related accruals and accrued power usage.
During the three months ended March 31, 2017, cash provided by operating activities was $43.4 million, which consisted of net income of $20.3 million, adjusted by non-cash charges of $23.5 million and a net decrease of $407,000 in our operating assets and liabilities. The non-cash charges are primarily comprised of depreciation and amortization of $20.0 million and equity-based compensation of $2.3 million. The decrease in our net operating assets and liabilities was primarily due to a $5.9 million decrease in accrued expenses driven by an increase in payments for vendor-related accruals and accrued power usage, a $4.2 million increase in accounts receivable due to an increase in the number and amount of customer invoices during the period and a $433,000 increase in other current assets due to construction project deposits. These changes were partially offset by a $5.3 million increase in deferred revenue due to the timing of billings and cash received in advance of revenue recognition primarily for recurring revenue and a $4.7 million increase in accounts payable due to the timing of invoices from vendors and related payments.
Cash Flows from Investing Activities
During the three months ended March 31, 2018, cash used in investing activities was $62.5 million, primarily consisting of capital expenditures of $61.4 million related to the expansion of our data center facilities and amounts in escrow for the acquisition of property and equipment of $1.0 million.
During the three months ended March 31, 2017, cash used in investing activities was $108.4 million, primarily consisting of capital expenditures of $107.0 million related to the expansion of our data center facilities and amounts in escrow for the acquisition of property and equipment of $1.4 million.
Cash Flows from Financing Activities
During the three months ended March 31, 2018, cash used in financing activities was $3.1 million, consisting of repayments of long term debt of $1.5 million, payments on tax withholdings upon settlement of restricted stock unit awards of $1.2 million, and a payment on deposits related to our substation capital lease of $355,000.
During the three months ended March 31, 2017, cash provided by financing activities was $64.0 million, consisting of $70.0 million in proceeds from borrowings made on our credit facilities, partially offset by distributions to Members of $3.5 million and repayments of long-term debt of $2.5 million.
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
The amended and restated credit agreement permits the issuance of letters of credit upon Switch, Ltd.’s request of up to $30.0 million. As of March 31, 2018, we had no borrowings outstanding under the revolving credit facility and $500.0 million of availability. As of March 31, 2018, we had $590.5 million of borrowings outstanding under the term loan (net of deferred debt issuance costs). Upon satisfying certain conditions, the amended and restated credit agreement provides that Switch, Ltd. can increase the amount available for borrowing under the credit facilities no more than five times (up to an additional $75.0 million in total, plus an additional amount subject to certain leverage restrictions) during the term of the amended and restated credit agreement.
The credit facilities are secured by a first priority security interest in substantially all of Switch, Ltd.’s tangible and intangible personal property and guaranteed by certain of its wholly-owned subsidiaries. Interest on the credit facilities is calculated based on the base rate plus the applicable margin or a LIBOR rate plus the applicable margin, at Switch, Ltd.’s election. Interest calculations are based on 365/366 days for a base rate loan and 360 days for a LIBOR loan. Base rate interest payments are due and payable in arrears on the last day of each calendar quarter. LIBOR rate interest payments are due and payable on the last day of each selected interest period (not to extend beyond three-month intervals). In addition, under the revolving credit facility we incur a fee on unused lender commitments based on the applicable margin and payment is due and payable in arrears on the last day of each calendar quarter.

The credit facilities have, among other things, financial and other covenants. The terms of the credit facilities require compliance with the consolidated total leverage ratio (as defined in the amended and restated credit agreement). As of March 31, 2018, the maximum consolidated total leverage ratio was 5.50 to 1.00. The maximum consolidated total leverage ratio is subject to change periodically for future fiscal quarters. We were in compliance with this covenant as of March 31, 2018. Certain covenants also limit or restrict Switch, Ltd.’s ability to, subject to specified exceptions and baskets, incur additional debt; incur additional liens, encumbrances or contingent liabilities; make investments in other persons or property; sell or dispose of its assets; merge with or acquire other companies; liquidate or dissolve ourselves of any of the subsidiary guarantors; engage in any business that is not otherwise a related line of business; engage in certain transactions with affiliates; pay dividends or make other restricted payments; and make loans, advances or guarantees.
Events of default under the credit facilities, subject to specified thresholds, include but are not limited to: nonpayment of principal, interest, fees or any other payment obligations thereunder; failure to perform or observe covenants, conditions or agreements; material violation of any representation, warranty or certification; cross-defaults to certain material indebtedness; bankruptcy or insolvency of Switch Ltd.’s subsidiary guarantors; certain monetary judgments against the subsidiary guarantors; and any change of control occurrence.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements for any of the periods presented.
Contractual Obligations
In January 2018, we entered into a power purchase and sale agreement of electricity to purchase a minimum of 10 megawatts per energy hour for a term of 23 months, or a purchase commitment of $5.2 million ratably during the term, which started February 1, 2018. Outside of this agreement, and any routine transactions made in the ordinary course of business, there have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to financial market risks, primarily in interest rates related to our debt obligations.
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. We attempt to limit our exposure to interest rate risk by managing the mix of our borrowings and through our normal operating and financing activities. Borrowings under our amended and restated credit agreement as of March 31, 2018 bear interest at a margin above LIBOR or base rate (each as defined in the amended and restated credit agreement) as selected by us. We had $595.5 million of outstanding borrowings under our credit facilities as of March 31, 2018 with an underlying interest rate of 4.13%. Based on our outstanding borrowings at March 31, 2018, a hypothetical increase or decrease of 100 basis points would cause our annual interest cost to change by approximately $6.0 million.
We had cash and cash equivalents of $238.6 million as of March 31, 2018. Our cash is held in cash deposits and money market funds. A hypothetical increase or decrease of 100 basis points on our cash equivalents of $212.2 million held in money market funds as of March 31, 2018 would cause our annual interest income to change by approximately $2.1 million.
Item 4. Controls and Procedures.
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
One of the material weaknesses was first identified in connection with the audit of our 2016 consolidated financial statements. This material weakness was due to a failure of the information and communication component of internal control to provide complete and accurate output because of deficiencies in the communication process. Contracts executed by various departments were not communicated, on a timely basis, to the accounting department, resulting in recording of out-of-period adjustments that impacted the recognition and disclosure of amounts in the consolidated financial statements during the year ended December 31, 2016. We concluded this material weakness continued to exist as of December 31, 2017.
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

While we believe that these efforts will improve our internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Due to this ongoing testing, we cannot provide assurance that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weakness in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings.

On August 7, 2017, Switch, Ltd. filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Aligned Data Centers LLC, or Aligned, and MTechnology Inc. The lawsuit alleges, among other things, that Aligned has used and promoted technology at its data centers to attract clients to its facility, directly and indirectly infringing at least one of Switch, Ltd.’s patents and using Switch, Ltd.’s patented technology to attempt to unlawfully compete with Switch, Ltd. The complaint also alleges that Aligned hired a consultant to design their data centers; that this consultant had toured Switch, Ltd.’s data centers under non-disclosure agreement; and that this consultant breached his confidentiality agreements with Switch, Ltd. by using Switch, Ltd.’s designs to design the Aligned data centers. Switch, Ltd. is seeking an injunction to prevent the defendants in the lawsuit from infringing Switch, Ltd.’s patents, as well as other remedies. On August 16, 2017, Aligned filed an answer to the complaint and a motion to dismiss the lawsuit. Among other things, Aligned alleges in its answer that Switch, Ltd.’s patents in question should be declared invalid, and countersued for declaratory judgment of the non-infringement of certain of Switch, Ltd.’s patents, injunctive relief, and damages for alleged anti-competition practices involving Aligned’s trademarks in violation of the Lanham Act, tortious interference with Aligned’s business, and disparagement of Aligned’s business. Switch, Ltd. has retained outside counsel to represent it and is vigorously defending its rights and interests. Given certain jurisdictional issues, Switch, Ltd. filed a separate complaint in the Eighth Judicial District of Nevada against the consultant, Stephen Fairfax, and his business, MTechnology, on September 12, 2017. Among other claims, Switch, Ltd. has raised allegations of breach of contract and misappropriation of trade secrets.

On September 7, 2017, Switch, Ltd. and Switch, Inc. were named in a lawsuit filed in the U.S. District Court for the District of Nevada by V5 Technologies formerly d/b/a Cobalt Data Centers (now defunct). The lawsuit alleges, among other things, that we have monopolized the Las Vegas Metropolitan area of Southern Nevada’s data center colocation market and have engaged in unfair business practices leading to the failure of Cobalt Data Centers in 2015 and seeks monetary damages in an amount yet to be disclosed. We have retained outside counsel and are vigorously pursuing our rights and interests and have filed a motion to dismiss which is still pending.

Three substantially similar putative class action complaints, captioned Martz v. Switch, Inc. (filed April 20, 2018), Palkon v. Switch, Inc. (filed April 30, 2018) and Chun v. Switch, Inc. (filed May 11, 2018) have been filed in the Eighth Judicial District of Nevada against Switch, Inc., certain current and former officers and directors and certain underwriters of Switch, Inc.’s initial public offering alleging federal securities law violations in connection with our initial public offering. These lawsuits were brought by purported stockholders of Switch, Inc. seeking to represent a class of stockholders who purchased Class A common stock in or traceable to our IPO, and request unspecified damages and other relief. We believe that these lawsuits are without merit and intend to defend against them vigorously.

The outcomes of each of the legal proceedings described above are inherently unpredictable, subject to significant uncertainties, and could be material to our financial condition, results of operations, and cash flows for a particular period. For the pending matters described above, it is not possible to estimate the reasonably possible loss or range of loss.
Item 1A. Risk Factors.
Except as provided below, there have been no material changes with respect to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
We are subject to securities class action litigation and may be subject to additional litigation in the future, which may harm our business and operating results.
In April and May 2018, three substantially similar putative class action complaints were filed in the Eighth Judicial District of Nevada against us, certain current and former officers and directors and certain underwriters of our IPO, each alleging federal securities law violations in connection with our IPO. The lawsuits were brought by purported stockholders of Switch, Inc. seeking to represent a class of stockholders who purchased Class A common stock in or traceable to the IPO, and request unspecified damages and other relief. We could also be subject to similar lawsuits in the future.
We may also be called on to defend ourselves against lawsuits relating to our business operations. Some of these claims may seek significant damage amounts due to the nature of our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the nature or ultimate outcome of any such proceedings.
Regardless of their merits, these lawsuits or future lawsuits could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations, financial condition, reputation and cash flows. These factors may materially and adversely affect the market price of our Class A common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

Not applicable.
Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Articles of Incorporation of Switch, Inc.	8-K	3.1	10/11/2017
3.2	Amended and Restated Bylaws of Switch, Inc.	8-K	3.2	10/11/2017
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				#
101.INS	XBRL Instance Document (submitted electronically herewith).				*
101.SCH	XBRL Taxonomy Extension Schema Document (submitted electronically herewith).				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically herewith).				*
101.DEF	XBRL Extension Definition Linkbase Document (submitted electronically herewith).				*
101.LAB	XBRL Taxonomy Label Linkbase Document (submitted electronically herewith).				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically herewith).				*

___________________________________________________________________
*    Filed herewith.
#    Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Switch, Inc. (Registrant)

Date:	May 15, 2018	/s/ Gabe Nacht
Gabe Nacht Chief Financial Officer (Principal Financial and Accounting Officer)