Form 10-Q
period 2018-06-30
Switch, Inc.
filed 2018-08-14
CIK 1710583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number 001-38231

Switch, Inc. (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	82-1883953 (IRS Employer Identification No.)
7135 S. Decatur Boulevard Las Vegas, NV (Address of principal executive offices)	89118 (Zip Code)

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
Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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
Yes ☐    No ☑
As of August 1, 2018, the registrant had 49,553,081 shares of Class A common stock, 160,200,479 shares of Class B common stock, and 42,944,647 shares of Class C common stock outstanding.

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

Switch, Inc. | Q2 2018 Form 10-Q | 1

Switch, Inc.
Consolidated Balance Sheets
(in thousands, except for per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$184,004	$264,666
Accounts receivable, net of allowance of $310 and $472, respectively	10,670	16,386
Prepaid expenses	3,975	5,037
Other current assets	6,085	2,101
Total current assets	204,734	288,190
Property and equipment, net	1,248,939	1,133,572
Long term deposit	4,712	3,842
Other assets	28,867	9,155
TOTAL ASSETS	$1,487,252	$1,434,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long term debt, current portion	$5,194	$5,194
Accounts payable	18,090	18,934
Accrued salaries and benefits	8,425	5,211
Accrued expenses	7,881	6,469
Accrued construction payables	12,180	7,052
Deferred revenue, current portion	10,220	11,482
Customer deposits	9,396	8,634
Capital lease obligations, current portion	2,309	2,309
Total current liabilities	73,695	65,285
Long term debt, net	583,969	586,566
Capital lease obligations	19,466	19,466
Deferred revenue	19,965	19,382
Liabilities under tax receivable agreement	39,534	—
Other long term liabilities	1,877	1,927
TOTAL LIABILITIES	738,506	692,626
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value per share, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value per share, 750,000 shares authorized, 49,553 and 35,938 shares issued and outstanding, respectively	50	36
Class B common stock, $0.001 par value per share, 300,000 shares authorized, 160,200 and 173,624 shares issued and outstanding, respectively	160	174
Class C common stock, $0.001 par value per share, 75,000 shares authorized, 42,945 shares issued and outstanding	43	43
Additional paid in capital	131,845	107,008
Retained earnings	1,774	1,602
Accumulated other comprehensive income	79	31
Total Switch, Inc. stockholders’ equity	133,951	108,894
Non-controlling interest	614,795	633,239
TOTAL STOCKHOLDERS’ EQUITY	748,746	742,133
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,487,252	$1,434,759

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q2 2018 Form 10-Q | 2

Switch, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except for per share/unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)
Revenue	$102,161	$92,101	$199,878	$181,258
Cost of revenue	55,194	48,456	110,050	93,831
Gross profit	46,967	43,645	89,828	87,427
Selling, general and administrative expense	31,139	20,104	64,590	39,447
Income from operations	15,828	23,541	25,238	47,980
Other income (expense):
Interest expense, including $409, $245, $818, and $498, respectively, in amortization of debt issuance costs	(6,144)	(4,913)	(12,417)	(8,933)
Equity in net losses of investments	—	(293)	(331)	(734)
Loss on extinguishment of debt	—	(3,565)	—	(3,565)
Other	822	183	1,851	533
Total other expense	(5,322)	(8,588)	(10,897)	(12,699)
Income before income taxes	10,506	14,953	14,341	35,281
Income tax expense	(967)	—	(852)	—
Net income	9,539	14,953	13,489	35,281
Less: net income attributable to non-controlling interest	8,718	—	11,997	—
Net income attributable to Switch, Inc.	$821	$14,953	$1,492	$35,281

Net income per share/unit (Note 11):
Basic	$0.02	$0.07	$0.04	$0.18
Diluted	$0.02	$0.07	$0.04	$0.17

Weighted average shares/units used in computing net income per share/unit (Note 11):
Basic	42,358	200,644	39,197	200,247
Diluted	42,463	207,642	39,296	206,605

Dividends declared per common share	$0.03	$—	$0.03	$—

Other comprehensive income:
Foreign currency translation adjustment, before and after tax	—	293	331	565
Comprehensive income	9,539	15,246	13,820	35,846
Less: comprehensive income attributable to non-controlling interest	8,718	—	12,280	—
Comprehensive income attributable to Switch, Inc.	$821	$15,246	$1,540	$35,846

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q2 2018 Form 10-Q | 3

Switch, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands)
(Unaudited)

	Switch, Inc. Stockholders’ Equity

	Class A Common Stock		Class B Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
Balance—December 31, 2017	35,938	$36	173,624	$174	42,945	$43	$107,008	$1,602	$31	$633,239	$742,133
Net income	—	—	—	—	—	—	—	1,492	—	11,997	13,489
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	(6,048)	(6,048)
Dividends declared	—	—	—	—	—	—	—	(1,320)	—	—	(1,320)
Equity-based compensation expense	—	—	—	—	—	—	7,566	—	—	13,000	20,566
Issuance of Class A common stock upon settlement of restricted stock unit awards, net of shares withheld for tax	130	—	—	—	—	—	(1,220)	—	—	—	(1,220)
Issuance of restricted stock awards	61	—	—	—	—	—	—	—	—	—	—
Exchanges of non-controlling interest for Class A common stock	13,424	14	(13,424)	(14)	—	—	37,676	—	—	(37,676)	—
Recognition of tax receivable agreement liability resulting from exchanges of non-controlling interest for Class A common stock	—	—	—	—	—	—	(39,534)	—	—	—	(39,534)
Net deferred tax assets resulting from exchanges of non-controlling interest for Class A common stock	—	—	—	—	—	—	20,349	—	—	—	20,349
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	48	283	331
Balance—June 30, 2018	49,553	$50	160,200	$160	42,945	$43	$131,845	$1,774	$79	$614,795	$748,746

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q2 2018 Form 10-Q | 4

Switch, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,489	$35,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	50,321	41,786
Loss on disposal of property and equipment	627	37
Income tax expense	852	—
Amortization of debt issuance costs	818	498
Bad debts	92	5
Loss on extinguishment of debt	—	2,065
Equity in net losses of investments	331	734
Equity-based compensation	20,566	3,564
Changes in operating assets and liabilities:
Accounts receivable	4,861	(2,325)
Prepaid expenses	1,062	1,156
Other current assets	(100)	(788)
Other assets	(853)	(423)
Accounts payable	(432)	2,496
Accrued salaries and benefits	3,214	3,125
Accrued expenses	1,412	(652)
Accrued impact fee expense	—	(27,018)
Deferred revenue	(679)	8,833
Customer deposits	762	759
Other long term liabilities	(112)	(64)
Net cash provided by operating activities	96,231	69,069
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(160,773)	(219,916)
Acquisition of intangible asset	(25)	(33)
Escrow deposit	(3,508)	—
Proceeds from sale of property and equipment	—	100
Proceeds from notes receivable	—	17
Purchase of portfolio energy credits	(67)	(64)
Net cash used in investing activities	(164,373)	(219,896)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of tax withholdings upon settlement of restricted stock unit awards	(1,220)	—
Proceeds from borrowings	—	976,000
Change in long term deposit	(996)	—
Repayment of borrowings, including capital lease obligations	(3,000)	(619,800)
Debt issuance costs on new loan	—	(7,299)
Deferred offering costs paid	—	(1)
Dividends paid to Class A common stockholders	(1,258)	—
Distributions paid to non-controlling interest/members	(6,046)	(171,000)
Net cash (used in) provided by financing activities	(12,520)	177,900
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(80,662)	27,073
CASH AND CASH EQUIVALENTS—Beginning of period	264,666	22,713
CASH AND CASH EQUIVALENTS—End of period	$184,004	$49,786

Switch, Inc. | Q2 2018 Form 10-Q | 5

Switch, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$11,618	$8,408
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Increase (decrease) in liabilities incurred to acquire property and equipment	$5,542	$(16,026)
Increase in liabilities incurred related to deferred offering costs	$—	$1,691
Increase in liabilities incurred related to debt refinancing	$—	$1,487
Dividends payable on unvested restricted stock units	$62	$—
Distributions declared but not paid	$—	$5,883
Distributions used for payment of option loans and related interest	$2	$168
Decrease in non-controlling interest as a result of exchanges for Class A common stock	$(37,676)	$—
Recognition of liabilities under tax receivable agreement	$39,534	$—
Increase in deferred tax asset as a result of exchanges for Class A common stock	$20,349	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q2 2018 Form 10-Q | 6

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of American (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2017 Annual Report on Form 10-K for the year ended December 31, 2017.
Management believes that the accompanying consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of these consolidated financial statements. The consolidated results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for any other future annual or interim period.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and all significant intercompany transactions and balances have been eliminated.
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
Switch has been determined to be the predecessor for accounting purposes and, accordingly, the consolidated financial statements for periods prior to the IPO and the related organizational transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period from January 1, 2017 through June 30, 2017 presented in the consolidated financial statements and condensed notes to consolidated financial statements herein represent the historical operations of Switch. The amounts as of December 31, 2017 and for the period from January 1, 2018 reflect the consolidated operations of the Company.
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

Switch, Inc. | Q2 2018 Form 10-Q | 7

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
Cash and Cash Equivalents
The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents as of June 30, 2018 were comprised of money market funds totaling $153.7 million. Cash equivalents comprised of money market funds totaling $241.4 million were incorrectly classified as cash as of December 31, 2017.
Derivative Financial Instruments
During the three and six months ended June 30, 2018, the Company operated under two agreements for the purchase of electricity (Note 6). The accounting guidance for derivative instruments provides a scope exception for commodity contracts that meet the normal purchases and normal sales criteria specified in the standard. The normal purchases and normal sales exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that are designated as normal purchases and normal sales are not recorded on the consolidated balance sheets at fair value.
Concentration of Credit and Other Risks
Although the Company operates primarily in Nevada, realization of its customer accounts receivable and its future operations and cash flows could be affected by adverse economic conditions, both regionally and elsewhere in the United States. During the three months ended June 30, 2018 and 2017, the Company’s largest customer and its affiliates comprised 10.4% and 9.6%, respectively, of the Company’s revenue. During the six months ended June 30, 2018 and 2017, the Company’s largest customer and its affiliates comprised 9.8% and 9.6%, respectively, of the Company’s revenue. Only one customer accounted for 10% or more of accounts receivable as of June 30, 2018 and December 31, 2017.
The Company generally carries cash on deposit with financial institutions in excess of federally insured limits.

Switch, Inc. | Q2 2018 Form 10-Q | 8

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
During the three and six months ended June 30, 2018, there were no changes made to the provisional estimates that were recorded in the fourth quarter of 2017. The Company will continue to analyze the effects of the Tax Cuts and Jobs Act on the consolidated financial statements.
For interim periods, the Company recognizes income taxes based on its estimated annual effective tax rate expected tor the full year.
Tax Receivable Agreement
In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) with members of Switch, Ltd. In the event that such parties exchange any or all of their common units in Switch, Ltd. for Class A common stock, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized by the Company by such exchange. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits.
The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income the Company generates each year and the tax rate then applicable. The payment obligations under the TRA are obligations of Switch, Inc. and not of Switch, Ltd. Payments are generally due under the TRA within a specified period of time following the filing of the Company’s tax return for the taxable year with respect to which the payment obligation arises, although interest on such payments will begin to accrue at a rate of LIBOR plus 100 basis points from the due date (without extensions) of such tax return. Any late payments that may be made under the TRA will continue to accrue interest at LIBOR plus 500 basis points until such payments are subsequently made.
Recent Accounting Pronouncements
ASU 2014-09–Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The standard supersedes much of the current guidance regarding revenue recognition including most industry-specific guidance. The core principle of the standard is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. An entity will be required to identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligation in the contract, and recognize revenue when (or as) the entity satisfies a performance obligation. In addition to the new revenue recognition requirements, entities will be required to disclose sufficient information to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The standard also provides guidance on the recognition of costs related to obtaining customer contracts. The standard allows for either full retrospective adoption, meaning the guidance is applied for all periods presented, or modified retrospective adoption, meaning the guidance is applied only to the most current period presented in the financial statements with the cumulative effect of initially applying the guidance recognized at the date of initial application. In August 2015, the FASB deferred the effective date by one year (ASU 2015-14) to December 15, 2018 for annual reporting periods beginning after that date, and interim periods within annual periods beginning after December 15, 2019, and permitted early adoption of the standard, but not before the original effective date of December 15, 2017.
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

Switch, Inc. | Q2 2018 Form 10-Q | 9

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
The Company will adopt this guidance effective January 1, 2019, and expects to select the modified retrospective approach for adoption. The Company has assigned internal resources and engaged consulting service providers to assist in evaluating the impact the adoption of this guidance will have on its consolidated financial statements.
ASU 2016-02–Leases
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The principle of ASU 2016-02 is that a lessee should recognize the assets and liabilities that arise from leases. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability. For income statement purposes, ASU 2016-02 requires leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. In addition, in January 2018, the FASB issued ASU 2018-01, which permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of ASU 2016-02 and were not previously accounted for as leases. In July 2018, the FASB also issued ASU 2018-10, which provides clarifications and improvements on sections of ASU 2016-02, and ASU 2018-11, which provides lessees the option to apply the new guidance to all open leases as of the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and lessors with a practical expedient to account for qualifying non-lease components with associated lease components. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements. The Company has not decided if early adoption will be considered.
ASU 2016-13–Financial Instruments–Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Under this guidance, a company will be required to use a new forward-looking “expected loss” model for trade and other receivables that generally will result in the earlier recognition of allowances for losses. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, and requires a modified-retrospective approach to adoption. Early adoption is permitted in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements. The Company has not decided if early adoption will be considered.
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

Switch, Inc. | Q2 2018 Form 10-Q | 10

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
ASU 2017-09–Compensation–Stock Compensation
In May 2017, the FASB issued ASU 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”). This update provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation–Stock Compensation, to a change to the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. For all entities, the amendments in ASU 2017-09 are effective for annual and interim reporting periods beginning after December 15, 2017. The adoption of this guidance during the first quarter of 2018 did not impact the Company’s consolidated financial statements.
ASU 2018-02–Income Statement–Reporting Comprehensive Income
In February 2018, the FASB issued ASU 2018-02, Income Statement–Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). The amendments in this update allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. For all entities, the amendments in ASU 2018-02 are effective for annual and interim reporting periods beginning after December 15, 2018. Early adoption of this ASU is permitted, including adoption in any interim period. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements. The Company has not decided if early adoption will be considered.
ASU 2018-09–Codification Improvements
In July 2018, the FASB issued ASU 2018-09, Codification Improvements (“ASU 2018-09”). The amendments in this update make clarifications and minor improvements to the Accounting Standards Codification. Certain updates of ASU 2018-09 are applicable immediately while others are effective for annual periods beginning after December 15, 2018. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements.
3. Property and Equipment, Net
Property and equipment, net, consists of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Land and land improvements	$170,512	$151,286
Data center equipment	851,950	763,790
Capitalized leased assets	35,971	35,974
Buildings, building improvements and leasehold improvements	362,204	338,763
Substation equipment	4,247	4,247
Cloud computing equipment	5,661	5,661
Fiber facilities	8,803	8,459
Computer equipment, furniture and fixtures	33,276	30,745
Vehicles	1,685	1,573
Construction in progress	139,464	110,559
Core network equipment	33,396	31,472
Deferred installation charges	5,003	4,436
Property and equipment, gross	1,652,172	1,486,965
Less: accumulated depreciation and amortization	(403,233)	(353,393)
Total property and equipment, net	$1,248,939	$1,133,572

Switch, Inc. | Q2 2018 Form 10-Q | 11

During the three months ended June 30, 2018 and 2017, depreciation and amortization expense was $25.7 million and $21.8 million, respectively. During the six months ended June 30, 2018 and 2017, depreciation and amortization expense was $50.3 million and $41.8 million, respectively. Accumulated amortization for the capitalized leased assets totaled $9.1 million and $8.3 million as of June 30, 2018 and December 31, 2017, respectively.
During the six months ended June 30, 2018 and 2017, capitalized interest was $2.5 million and $1.4 million, respectively.
The Company capitalized internal use software costs of $113,000 and $410,000 during the three months ended June 30, 2018 and 2017, respectively, and $794,000 and $1.1 million during the six months ended June 30, 2018 and 2017, respectively.
4. Equity Method Investments
The Company currently holds two investments accounted for under the equity method of accounting, SUPERNAP International, S.A. (“SUPERNAP International”) and Planet3, Inc. (“Planet3”), in which the Company holds a 50% ownership interest and a 45% ownership interest, respectively. As of June 30, 2018 and December 31, 2017, the Company determined that it continued to have a variable interest in both SUPERNAP International and Planet3, as the entities do not have sufficient equity at risk. However, the Company concluded that it is not the primary beneficiary of SUPERNAP International or of Planet3 as it does not have deemed control of either entity. As a result, it does not consolidate either entity into its consolidated financial statements.
As of March 31, 2018, the Company’s carrying value of its investment in SUPERNAP International was reduced to zero as a result of recording its share of the investee’s losses. Accordingly, as the Company does not have any guaranteed obligations and is not otherwise committed to provide further financial support to SUPERNAP International, the Company discontinued the equity method of accounting for its investment in SUPERNAP International as of March 31, 2018 and will not provide for additional losses until its share of future net income or comprehensive income, if any, equals the share of net losses not recognized during the period the equity method was suspended. Losses recorded will continue to include the foreign currency translation adjustment in the Company’s investment. The Company’s share of net loss recorded for the six months ended June 30, 2018 amounted to $331,000. The Company’s share of net loss recorded for the three and six months ended June 30, 2017 amounted to $293,000 and $734,000, respectively. As of June 30, 2018 and December 31, 2017, the Company had recorded amounts consisting of reimbursable expenses due from SUPERNAP International of $305,000 and $337,000, respectively, within accounts receivable on the consolidated balance sheets.
Additionally, as of December 31, 2016, as the Company did not have any guaranteed obligations and was not otherwise committed to provide further financial support to Planet3, the Company discontinued the equity method of accounting for its investment in Planet3 and will not provide for additional losses until its share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.
5. Leases
During the three months ended June 30, 2018 and 2017, rent expense related to operating leases was approximately $2.0 million and $1.9 million, respectively. During the six months ended June 30, 2018 and 2017, rent expense related to operating leases was approximately $3.9 million and $3.6 million, respectively. Related party rent included in these amounts was approximately $1.3 million and $1.2 million for the three months ended June 30, 2018 and 2017, respectively, and approximately $2.5 million and $2.3 million for the six months ended June 30, 2018 and 2017, respectively.
6. Commitments and Contingencies
Purchase Commitments
In January 2018, a wholly-owned subsidiary of Switch, Ltd. entered into a Master Power Purchase & Sale Agreement of electricity with Tenaska Power Services Co. to purchase a firm commitment of 10 megawatts per energy hour for a term of 23 months, or a purchase commitment of $4.9 million during the term, which started February 1, 2018. Additionally, scheduling services for the purchased power from the agreement are provided by Morgan Stanley Capital Group Inc., resulting in an additional purchase commitment of $300,000 during the term, for a total purchase commitment of $5.2 million related to this agreement. The remaining total purchase commitment is $4.1 million as of June 30, 2018. Future power purchase commitments for the remainder of 2018 and 2019 are $1.4 million and $2.7 million, respectively, with no additional commitments upon termination of the agreement thereafter.

Switch, Inc. | Q2 2018 Form 10-Q | 12

Legal Proceedings
On August 7, 2017, Switch, Ltd. filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Aligned Data Centers LLC (“Aligned”) and MTechnology Inc. The lawsuit alleges, among other things, that Aligned has used and promoted technology at its data centers to attract clients to its facility, directly and indirectly infringing at least three of Switch’s patents and using Switch’s patented technology to attempt to unlawfully compete with Switch. The complaint also alleges that Aligned hired a consultant to design their data centers; that this consultant had toured Switch under a non-disclosure agreement; and that this consultant breached his confidentiality agreements with Switch by using Switch’s designs to design the Aligned data centers. Switch is seeking an injunction to prevent the defendants in the lawsuit from infringing Switch’s patents, as well as other remedies. On August 16, 2017, Aligned filed an answer to the complaint and a motion to dismiss the lawsuit. Among other things, Aligned alleges in its answer that Switch’s patents in question should be declared invalid, and countersued for declaratory judgment of the non-infringement of certain of Switch’s patents, injunctive relief, and damages for alleged anti-competition practices involving Aligned’s trademarks in violation of the Lanham Act, tortious interference with Aligned’s business, and disparagement of Aligned’s business. Given certain jurisdictional issues, on September 12, 2017, Switch filed a separate complaint in the Eighth Judicial District of Nevada against the consultant, Stephen Fairfax, and his business, MTechnology Inc. Among other claims, Switch has raised allegations of breach of contract and misappropriation of trade secrets. See Note 14 “Subsequent Events” for more information.
On September 7, 2017, Switch, Ltd. and Switch, Inc. (collectively, the “Switch Defendants”), were named in a lawsuit filed in the U.S. District Court for the District of Nevada by V5 Technologies formerly d/b/a Cobalt Data Centers (now defunct). The lawsuit alleges, among other things, that the Switch Defendants have monopolized the Las Vegas Metropolitan area of Southern Nevada’s data center colocation market and have engaged in unfair business practices leading to the failure of Cobalt Data Centers in 2015 and seeks monetary damages in an amount yet to be disclosed. The Switch Defendants are vigorously defending the case.
On April 20, 2018, April 30, 2018, May 11, 2018, and June 6, 2018, four substantially similar putative class action complaints, respectively captioned Martz v. Switch, Inc., Palkon v. Switch, Inc., Chun v. Switch, Inc., and Silverberg v. Switch, Inc. were filed in the Eighth Judicial District of Nevada. Additionally, on June 11, 2018, one putative class action complaint captioned Cai v. Switch, Inc. was filed in the United States District Court for the District of New Jersey. These lawsuits were filed against Switch, Inc., certain current and former officers and directors and certain underwriters of Switch, Inc.’s IPO alleging federal securities law violations in connection with the IPO. These lawsuits were brought by purported stockholders of Switch, Inc. seeking to represent a class of stockholders who purchased Class A common stock in or traceable to the IPO, and seek unspecified damages and other relief. Switch, Inc. believes that these lawsuits are without merit and intends to defend against them vigorously. See Note 14 “Subsequent Events” for more information.
The outcomes of the legal proceedings are inherently unpredictable, subject to significant uncertainties, and could be material to the Company’s financial condition, results of operations, and cash flows for a particular period. Where the Company is a defendant, it will vigorously defend against the claims pleaded against it. These actions are each in preliminary stages and management has determined that based on proceedings to date, it is currently unable to determine the probability of the outcome of these actions or the range of reasonably possible loss, if any.
7. Income Taxes
As a result of the increase in Switch, Inc.’s ownership of Switch, Ltd. following the exchanges of non-controlling interest for Class A common stock in May 2018 described in Note 10, the Company recorded a deferred tax asset related to the increase in the tax basis of Switch, Inc.’s ownership interest in Switch, Ltd. of $20.3 million within other assets on the consolidated balance sheets as of June 30, 2018, with a corresponding increase to additional paid in capital. The Company has determined it is more-likely-than-not that it will be able to realize this deferred tax asset in the future.
Tax Receivable Agreement
As of June 30, 2018, the Company has recorded a liability of $39.5 million under the TRA, which provides for the payment of 85% of the amount of the tax benefits, if any, that Switch, Inc. is deemed to realize as a result of increases in the tax basis of its ownership in Switch, Ltd. related to exchanges of non-controlling interest for Class A common stock.

Switch, Inc. | Q2 2018 Form 10-Q | 13

8. Stockholders’ Equity
Dividends
In April 2018 and June 2018, the Company paid cash dividends of $0.0147 per share of Class A common stock and recorded a total of $1.3 million as a reduction of retained earnings from cash dividends declared during the six months ended June 30, 2018.
9. Equity-Based Compensation
Common Unit Awards
The following table summarizes information related to common unit awards for the period indicated below:

	Number of Nonvested Common Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value per Common Unit
Unvested common unit awards outstanding—December 31, 2017	4,783	$11.11
Common unit awards vested	(399)	$11.11
Unvested common unit awards outstanding—June 30, 2018	4,384	$11.11
As of June 30, 2018, total equity-based compensation cost related to all unvested common unit awards is $33.3 million, which is expected to be recognized over a weighted average period of 3.28 years. If a forfeiture of unvested common unit awards occurs, the associated shares of Class B common stock and Class C common stock, as applicable, are also forfeited.
2017 Incentive Award Plan
On September 22, 2017, Switch, Inc.’s Board of Directors adopted the 2017 Incentive Award Plan (the “2017 Plan”). The 2017 Plan, effective as of its adoption date, provides that the initial aggregate number of shares of Class A common stock reserved and available for issuance be 25.0 million shares of Class A common stock plus an increase each January 1, beginning on January 1, 2018 and ending on and including January 1, 2027, equal to the lesser of (A) 17.0 million shares of Class A common stock, (B) 5% of the aggregate number of shares of Switch, Inc.’s Class A common stock, Class B common stock and Class C common stock outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares of Class A common stock as is determined by the Board of Directors. Effective January 1, 2018, Switch, Inc.’s Board of Directors approved an annual increase of 7.9 million shares (the “2018 Annual Increase”) in the aggregate number of shares of Class A common stock reserved and available for issuance under the 2017 Plan. The 2018 Annual Increase, and each annual increase thereafter, is subject to adjustment in the event of a stock split, stock dividend or other defined changes in Switch, Inc.’s capitalization.
The 2017 Plan also provides for dividend equivalent units (“DEUs”) based on the value of the dividends per share paid on the Company’s Class A common stock, which are accumulated on restricted stock units (“RSUs”) during the vesting period. The DEUs vest and will be settled with shares of the Company’s Class A common stock concurrently with the vesting of the associated RSUs based on the closing share price on the vesting date. Pursuant to the Company’s policy, DEUs are treated as a reduction of retained earnings or, if the Company is in a retained deficit position, as a reduction of additional paid in capital.
The following table summarizes information related to stock options for the period indicated below:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price per Stock Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)(in thousands)
Stock options outstanding—December 31, 2017	5,725	$17.00	9.77	$6,813
Stock options forfeited	(123)	$17.00
Stock options outstanding—June 30, 2018	5,602	$17.00	9.27	$—
Stock options vested and exercisable—December 31, 2017	5,626	$17.00	9.77	$6,695
Stock options vested and exercisable—June 30, 2018	5,503	$17.00	9.27	$—
________________________________________

(1)
The intrinsic value is calculated as the difference between the fair value of the stock option on June 30, 2018 and December 31, 2017 and the exercise price of the stock option. There is no intrinsic value of options outstanding and vested and exercisable as of June 30, 2018 as the closing stock price at the end of the second quarter of 2018 creates a negative intrinsic value.

Switch, Inc. | Q2 2018 Form 10-Q | 14

As of June 30, 2018, total equity-based compensation cost related to all unvested stock options is $291,000, which is expected to be recognized over a weighted average period of 2.27 years.
The following table summarizes information related to RSUs for the period indicated below:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value per Unit
RSUs outstanding—December 31, 2017	31	$18.01
RSUs granted	2,353	$17.01
RSUs vested	(187)	$15.49
RSUs forfeited	(68)	$17.16
RSUs outstanding—June 30, 2018	2,129	$17.16
As of June 30, 2018, total equity-based compensation cost related to all unvested RSU awards is $32.1 million, which is expected to be recognized over a weighted average period of 3.51 years.
Director Compensation Program
On October 11, 2017, Switch, Inc.’s Board of Directors adopted the Director Compensation Program. The Director Compensation Program, effective as of its adoption date, provides that eligible members of Switch, Inc.’s Board of Directors receive cash and equity compensation. On the date of the Company’s annual stockholder meeting, eligible members of Switch, Inc.’s Board of Directors shall be granted a restricted stock award (“RSA”) comprising of shares of Class A common stock equal to $200,000. The RSAs vest in full on the earlier of (A) the one-year anniversary of the grant date or (B) the date of annual stockholder meeting following the grant date. The vesting of these awards is subject to the eligible director continuing service through the vesting date.
In June 2018, the Company granted 61,000 RSAs with a weighted average grant date fair value per award of $13.08. As of June 30, 2018, total equity-based compensation cost related to all unvested RSAs is $748,000, which is expected to be recognized over a weighted average period of 0.94 years.
Total equity-based compensation recognized in the consolidated statements of comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$367	$49	$783	$99
Selling, general and administrative	7,842	1,265	19,783	3,465
Total equity-based compensation expense	$8,209	$1,314	$20,566	$3,564

Switch, Inc. | Q2 2018 Form 10-Q | 15

10. Non-controlling Interest
Ownership
Switch, Inc. owns an indirect minority economic interest in Switch, Ltd., where “economic interests” means the right to receive any distributions, whether cash, property or securities of Switch, Ltd., in connection with common units. Switch, Inc. presents interest held by non-controlling interest holders within non-controlling interest in the consolidated financial statements. On May 18, 2018, Switch, Inc. issued an aggregate of 13.4 million shares of Class A common stock, which includes shares underlying 110,000 vested and exercisable unit options, to members of Switch, Ltd. in connection with such members’ redemptions of an equivalent number of common units of Switch, Ltd. and corresponding cancellation of an equivalent number of Switch, Inc.’s Class B common stock. The redemption occurred pursuant to the terms of the Switch operating agreement entered into in connection with the Company’s IPO. The ownership of the common units is summarized as follows:

	June 30, 2018		December 31, 2017
	Units	Ownership %	Units	Ownership %
	(units in thousands)
Switch, Inc.’s ownership of common units(1)	49,381	19.9%	35,938	14.5%
Non-controlling interest holders’ ownership of common units(2)	198,760	80.1%	211,675	85.5%
Total common units	248,141	100.0%	247,613	100.0%
________________________________________

(1)	Common units held by Switch, Inc. as of June 30, 2018 exclude 110,000 of vested and exercisable unit options.

(2)
Common units held by non-controlling interest holders as of June 30, 2018 exclude 4.4 million of unvested common unit awards. Common units held by non-controlling interest holders as of December 31, 2017 exclude 4.8 million of unvested common unit awards and 110,000 of vested and exercisable unit options.

The Company uses the weighted average ownership percentages during the period to calculate the pretax income attributable to Switch, Inc. and the non-controlling interest holders of Switch, Ltd.
Distributions
Prior to each payment of the Company’s Class A common stock dividends in April 2018 and June 2018, Switch, Ltd. made cash distributions to holders of common units of Switch, Ltd., excluding Switch, Inc., of $0.0147 per common unit for a total distribution of $6.0 million during the six months ended June 30, 2018.
During the six months ended June 30, 2017, Switch, Ltd. made cash distributions to holders of common units of Switch, Ltd. of approximately $173.4 million, comprised of $100.0 million to the members in accordance with their percentage interests and $73.4 million to certain members with unreturned capital contributions as required by Switch, Ltd.’s operating agreement.

Switch, Inc. | Q2 2018 Form 10-Q | 16

11. Net Income Per Share/Unit
The following table sets forth the calculation of basic and diluted net income per share/unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share/unit data)
Net income per share/unit:
Numerator—basic and diluted:
Net income attributable to Switch, Inc.—basic and diluted	$821	$14,953	$1,492	$35,281
Denominator—basic:
Weighted average shares/units outstanding—basic(1)	42,358	200,644	39,197	200,247
Net income per share/unit—basic	$0.02	$0.07	$0.04	$0.18
Denominator—diluted:
Weighted average shares/units outstanding—basic(1)	42,358	200,644	39,197	200,247
Weighted average effect of dilutive securities:
Options	87	124	89	127
Unvested incentive unit awards	—	6,874	—	6,231
RSUs	1	—	1	—
DEUs	5	—	3	—
RSAs	12	—	6	—
Weighted average shares/units outstanding—diluted(1)	42,463	207,642	39,296	206,605
Net income per share/unit—diluted	$0.02	$0.07	$0.04	$0.17
________________________________________

(1)	Amounts for the three and six months ended June 30, 2018 represent shares of Class A common stock. Amounts for the three and six months ended June 30, 2017 represent common units.
Shares of Class B common stock and Class C common stock do not share in the earnings or losses of Switch, Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted net income per share for each of Class B common stock and Class C common stock under the two-class method has not been presented.
The following table presents potentially dilutive securities excluded from the computation of diluted net income per share/unit for the periods presented because their effect would have been anti-dilutive. There were no anti-dilutive securities for the three and six months ended June 30, 2017.

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
	(in thousands)
Stock options(1)	5,602	5,602
RSUs(1)	2,118	2,118
Shares of Class B and Class C common stock(2)	203,145	203,145
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

Switch, Inc. | Q2 2018 Form 10-Q | 17

12. Fair Value of Financial Instruments
The carrying amounts as of June 30, 2018 and December 31, 2017 for cash and cash equivalents, accounts receivable, and accounts payable approximate their estimated fair values due to the short maturity of these instruments. Management believes the fair value of the Company’s long term debt was $594.0 million and $599.2 million based on Level 2 inputs using quoted market prices on or about June 30, 2018 and December 31, 2017, respectively.
Management has elected not to adopt the option available under GAAP to measure any of its eligible financial instruments or other items at fair value. Accordingly, the Company continues to measure all of its assets and liabilities on the historical cost basis of accounting except as otherwise required under GAAP.
13. Segment Reporting
The Company’s chief operating decision maker is its Chief Executive Officer. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. All of the Company’s assets are maintained in the United States, although the Company holds an equity method investment in SUPERNAP International. The Company derives a substantial majority of its revenue from sales to customers in the United States, based upon the billing address of the customer. Revenue derived from customers outside the United States, based upon the billing address of the customer, were less than 1% of revenue for each of the three and six months ended June 30, 2018 and 2017.
The Company’s revenue is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Colocation	$81,150	$74,346	$158,869	$146,325
Connectivity	18,866	16,232	37,084	32,089
Other	2,145	1,523	3,925	2,844
Revenue	$102,161	$92,101	$199,878	$181,258
14. Subsequent Events
In July 2018, all claims in the subject litigation filed by Switch, Ltd. in the U.S. District Court for the Eastern District of Texas against Aligned and all counterclaims by Aligned against Switch, Ltd. in the subject litigation were dismissed with prejudice pursuant to a joint stipulation of dismissal filed by the parties.
In July 2018, the class action complaints filed in the Eighth Judicial District of Nevada were consolidated into a single lawsuit docket.
In August 2018, the class action complaint filed in the United States District Court for the District of New Jersey was transferred to the Eighth Judicial District of Nevada.
In August 2018, Switch, Inc.’s Board of Directors declared a dividend for the third quarter of 2018 of $0.0147 per share of Class A common stock, for a total estimated to be $757,000, to be paid on September 4, 2018 to holders of record as of August 24, 2018. Prior to the payment of this dividend, Switch, Ltd. will make a cash distribution to all holders of record of common units of Switch, Ltd., including Switch, Inc., of $0.0147 per common unit, for a total estimated to be $3.7 million.
In August 2018, Switch, Inc.’s Board of Directors authorized a program by which Switch, Ltd. may repurchase up to $150.0 million of its outstanding common units for cash and Switch, Inc. will cancel a corresponding amount of Class B common shares. The program is effective immediately upon authorization. The authorization may be suspended or discontinued at any time without notice. Repurchases under the common unit repurchase program will be funded from Switch’s existing cash and cash equivalents.

Switch, Inc. | Q2 2018 Form 10-Q | 18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related condensed notes (the “Consolidated Financial Statements”) included in Part I, Item 1 of this Form 10-Q, and with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A of this Form 10-Q.
Forward-looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about:

•	our goals and strategies;

•	our expansion plans;

•	our future business development, financial condition and results of operations;

•	our repurchase program;

•	the expected growth of the data center market;

•	our expectations regarding demand for, and market acceptance of, our services;

•	our expectations regarding our customer growth rate;

•	our expectations regarding our revenue streams and drivers of future revenue;

•	our expectations regarding increases in expense;

•
our beliefs regarding the sufficiency of our cash and access to liquidity, and cash generated from operating activities, to satisfy our working capital and capital expenditures for at least the next 12 months;

•	our intentions regarding sources of financing for our operations and capital expenditures;

•	the network effects associated with our business;

•	our plans to further invest in and grow our business, and our ability to effectively manage our growth and associated investments;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to successfully enter new markets;

•	our ability to defend against securities class actions that have been filed against us;

•	our ability to maintain, protect and enhance our intellectual property and not infringe upon others’ intellectual property; and

•	our realization of any benefit from the Tax Receivable Agreement and our organizational structure.
These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” and elsewhere in this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment and new risks may emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-Q to conform these statements to actual results or to changes in our expectations, except as required by law. You should read this Form 10-Q, and the documents that we reference in this Form 10-Q and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to our registration statement, and our Annual Report on Form 10-K, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

Switch, Inc. | Q2 2018 Form 10-Q | 19

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
We currently have more than 850 customers, including some of the world’s largest technology and digital media companies, cloud, information technology and software providers, financial institutions and network and telecommunications providers. Our ecosystem connects over 200 cloud, information technology and software providers and 80 network and telecommunications providers. Our business is based on a recurring revenue model comprised of (1) colocation, which includes the licensing of cabinet space and power; and (2) connectivity services, which include cross-connects, broadband services and external connectivity. We consider these services recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract. We derive more than 95% of our revenue from recurring revenue streams, and we expect to continue to do so for the foreseeable future. For each of the six months ended June 30, 2017 and 2018, our largest customer, eBay, Inc. and its affiliates, accounted for 10% of our revenue.
Our non-recurring revenue is primarily comprised of installation services related to a customer’s initial deployment. These services are non-recurring because they are typically billed once, upon completion of the installation.
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
Growth and Expansion Activities. Our future revenue growth will depend on our ability to maintain our existing revenue base while expanding and increasing utilization at our existing and developing Prime Campus locations. Our existing Prime Campus locations currently encompass 10 data centers with an aggregate of up to 4.0 million GSF of space and up to 415 MW of power. As of June 30, 2018, the utilization rates at these Prime Campuses, based on currently available cabinets, were approximately 87%, 38% and 96% at The Core Campus, The Citadel Campus and The Pyramid Campus, respectively. Additionally, each of our existing Primes has room for further expansion, and we have designs to add up to 5.9 million GSF of additional space to The Citadel Campus and 940,000 GSF of additional space to The Pyramid Campus. We may be unable to attract customers to our data centers or retain them for a number of reasons, including if we fail to provide competitive pricing terms, provide space that is deemed to be inferior to that of our competitors or are unable to provide services that our existing and potential customers desire.
Cost of Power. We are a large consumer of power, and power costs account for a significant portion of our cost of revenue. We require power supply to provide many services we offer, such as powering and cooling our customers’ IT equipment and operating critical data center plant and equipment infrastructure. Pursuant to our service agreements, we provide our customers with a committed level of power supply availability and we have committed to operating our data centers with 100% clean and renewable energy. Most of our customer agreements provide the ability to increase our cost of service in response to an increase in the cost of energy; however, our gross profit can be adversely affected by increases in our cost of energy if we choose not to pass along the increases to our customers. For instance, the seasonal increase in energy costs during the summer months has not historically resulted in an adjustment to our customer pricing, and therefore has resulted in a decrease in our gross profit in those periods. Nonetheless, since becoming an unbundled purchaser of energy in Nevada, we are able to purchase

Switch, Inc. | Q2 2018 Form 10-Q | 20

power in the open market through long-term power contracts, which we believe can subsequently reduce variability of power costs. Additionally, our existing customers may not renew their contracts with us or may reduce the services purchased from us, or we may be unable to attract new customers, if we experience increased power costs or limited availability of power resources, including clean and renewable energy. Our brand or reputation could be adversely affected if we are unable to provide 100% clean and renewable energy.
Capital Expenditures. Our growth and expansion initiatives require significant capital. The costs of constructing, developing, operating and maintaining data centers and growing our operations are substantial. While we strive to match the growth of our facilities to the demand for services, we still must spend significant amounts before we receive any revenue. If we are unable to generate sufficient capital to meet our anticipated capital requirements, our growth could slow and operations could be adversely affected. Our maintenance capital expenditures were $2.0 million and $2.6 million for the six months ended June 30, 2018 and 2017, respectively.
Growth in Customers. Our results of operations could be significantly affected by the growth or reduction of our customer base. We have over 850 customers, including some of the world’s largest technology and digital media companies, cloud and managed service providers, financial institutions and telecommunications providers. We believe we have significant opportunities to both grow penetration of our existing customers as well as attract new customers. Our ability to attract new customers depends on a number of factors, including our ability to offer high quality services at competitive prices and the capability of our marketing and sales team to attract new customers. Additionally, a significant portion of our revenue is highly dependent on our top 10 customers and the loss of these customers or any significant decrease in their business could adversely affect our results of operations.
Key Metrics and Non-GAAP Financial Measures
We monitor the following unaudited key metrics and financial measures that are not calculated in accordance with accounting principles generally accepted in the United States of America, or GAAP, to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Recurring revenue	$99,300	$89,904	$194,569	$177,213
Capital expenditures	$99,386	$112,901	$160,773	$219,916
Adjusted EBITDA	$50,283	$46,792	$97,176	$93,881
Adjusted EBITDA margin	49.2%	50.8%	48.6%	51.8%
Recurring Revenue
We calculate recurring revenue as contractual revenue under signed contracts calculated in accordance with GAAP for the applicable period. Recurring revenue does not include any installation or other one-time revenue, which would be classified as non-recurring revenue. Management uses recurring revenue as a supplemental performance measure because it provides a useful measure of increases or decreases in contractual revenue from our customers and provides a baseline revenue measure on which to plan expenses.

The following table sets forth a reconciliation of recurring revenue to total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Recurring revenue	$99,300	$89,904	$194,569	$177,213
Non-recurring revenue	2,861	2,197	5,309	4,045
Revenue	$102,161	$92,101	$199,878	$181,258
Capital Expenditures
We define capital expenditures as cash purchases of property and equipment during a particular period. We believe that capital expenditures is a useful metric because it provides information regarding the growth of our technology infrastructure platform and the potential to expand our services and add new customers.

Switch, Inc. | Q2 2018 Form 10-Q | 21

Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income adjusted for interest expense, interest income, income taxes, depreciation and amortization and for specific and defined supplemental adjustments to exclude (i) non-cash equity-based compensation expense; (ii) equity in net losses of investments; and (iii) certain other items that we believe are not indicative of our core operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue.
Our Adjusted EBITDA and Adjusted EBITDA margin are not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to measures prepared in accordance with GAAP. We present Adjusted EBITDA and Adjusted EBITDA margin because we believe certain investors use them as measures of a company’s historical operating performance and its ability to service and incur debt and make capital expenditures. We believe that the inclusion of certain adjustments in presenting Adjusted EBITDA and Adjusted EBITDA margin is appropriate to provide additional information to investors because Adjusted EBITDA and Adjusted EBITDA margin exclude certain items that we believe are not indicative of our core operating performance and that are not excluded in the calculation of EBITDA. Adjusted EBITDA is also similar to the measures used under the debt covenants included in our credit facilities, except that the definition used in our credit facilities does not exclude cash gains. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making.
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
The following table sets forth a reconciliation of our net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net income	$9,539	$14,953	$13,489	$35,281
Interest expense	6,144	4,913	12,417	8,933
Interest income(1)	(707)	(12)	(1,427)	(19)
Income tax expense	967	—	852	—
Depreciation and amortization	25,718	21,749	50,321	41,786
Loss on disposal of property and equipment	413	17	627	37
Equity-based compensation	8,209	1,314	20,566	3,564
Equity in net losses of investments	—	293	331	734
Loss on extinguishment of debt	—	3,565	—	3,565
Adjusted EBITDA	$50,283	$46,792	$97,176	$93,881
________________________________________
(1)     Interest income is included in the "Other" line of other income (expense) in our consolidated statements of comprehensive income.
Components of Results of Operations
Revenue
During the three and six months ended June 30, 2018 and 2017, we derived more than 95% of our revenue from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing of cabinet space and power; and (2) connectivity services, which include cross-connects, broadband services and external connectivity. The remainder of our revenue is from non-recurring revenue streams, which primarily includes installation and contract settlements. Based on the current growth stage of our business, we expect increases in revenue to be driven primarily by increases in volume, rather than changes in the prices we charge to our customers.

Switch, Inc. | Q2 2018 Form 10-Q | 22

Revenue from recurring revenue streams is generally billed monthly and recognized ratably over the period to which the service relates. Contracts with our customers generally have terms of three to five years. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the expected life of the installation, which was 66 months as of June 30, 2018 and December 31, 2017 for colocation contracts, 29 months as of June 30, 2018 and December 31, 2017 for broadband services contracts, and 41 months as of June 30, 2018 and December 31, 2017 for external connectivity contracts. Revenue from connectivity services is generally recognized on a gross basis, primarily because we generally act as the principal in the transactions, take title to services and bear credit risk. Revenue from contract settlements, which result when a customer wishes to terminate their contract early, is recognized when no remaining performance obligations exist, to the extent that the revenue has not previously been recognized.
Cost of Revenue
Cost of revenue consists primarily of depreciation and amortization expense, expenses associated with the operations of our facilities, including electricity and other utility costs and repairs and maintenance, data center employees’ salaries and benefits, including equity-based compensation, connectivity costs, and rental payments related to our leased buildings and land used in data center operations. A substantial portion of our cost of revenue is fixed in nature and may not vary significantly from period to period, unless we expand our existing data centers or open new data centers. However, there are certain costs that are considered more variable in nature, including utilities and supplies that are directly related to growth in our existing and new customer base. We have seen the cost of our utilities, specifically electricity, decrease as we have become an unbundled purchaser of energy in Nevada, and are able to purchase energy from the open market. The largest portion of our utility costs is fixed and a smaller portion is variable with market conditions.
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
Selling, General and Administrative Expense
Selling, general and administrative expenses consist primarily of salaries and related expenses, including equity-based compensation, accounting, legal and other professional service fees, real estate and personal property taxes, rental payments related to our corporate office lease, marketing and selling expenses, including sponsorships, commissions paid to partners, travel, depreciation and amortization expense, insurance, and other facility and employee related costs. This expense classification may not be comparable to those of other companies. We expect to incur additional selling, general and administrative expenses as we continue to scale our operations to invest in sales and marketing initiatives to further increase our revenue and support our growth. We also expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of the New York Stock Exchange, additional insurance expenses, investor relations activities and other administrative and professional services. Further, we expect to incur additional general and administrative expenses in the form of equity-based compensation as a result of the continued vesting of Common Unit awards granted to certain of our executives in 2017. As a result, we expect that our selling, general and administrative expense will continue to increase in absolute dollars but may fluctuate as a percentage of our revenue from period to period.
Other Income (Expense) Items
Interest Expense
Interest expense consists primarily of interest on our credit facilities and amortization of debt issuance costs.
Equity in Net Losses of Investments
Equity in net losses of investments primarily consists of our share of results of operations from our equity method investments, including foreign currency translation adjustments. We currently hold two investments, SUPERNAP International and Planet3, Inc., or Planet3. Our investments in SUPERNAP International and Planet3 were accounted for under the equity method of accounting through March 31, 2018 and December 31, 2016, respectively, and our share of their results of operations are included within equity in net losses of investments for each applicable period presented. As of March 31, 2018, the carrying value of our investment in SUPERNAP International was reduced to zero as a result of recording our share of its losses. Our losses will continue to include the foreign currency translation adjustments in our investment. As of December 31, 2016, we determined an other than temporary loss in the value of our investment in Planet3 had occurred, and we therefore fully impaired its carrying value. Accordingly, we discontinued the equity method of accounting for our investments in SUPERNAP

Switch, Inc. | Q2 2018 Form 10-Q | 23

International and Planet3 as of March 31, 2018 and December 31, 2016, respectively, and will not provide for additional losses until our share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.
Other
Other (expense) income items primarily consist of other items that have impacted our results of operations such as loss on extinguishment of debt resulting from the termination and full repayment of previously held debt obligations, interest income, impairment of notes receivable and gains and losses resulting from other transactions.
Income Taxes
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

Switch, Inc. | Q2 2018 Form 10-Q | 24

Results of Operations
The following table sets forth our results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Consolidated Statements of Income Data(1):
Revenue	$102,161	$92,101	$199,878	$181,258
Cost of revenue	55,194	48,456	110,050	93,831
Gross profit	46,967	43,645	89,828	87,427
Selling, general and administrative expense	31,139	20,104	64,590	39,447
Income from operations	15,828	23,541	25,238	47,980
Other income (expense):
Interest expense, including amortization of debt issuance costs	(6,144)	(4,913)	(12,417)	(8,933)
Equity in net losses of investments	—	(293)	(331)	(734)
Loss on extinguishment of debt	—	(3,565)	—	(3,565)
Other	822	183	1,851	533
Total other expense	(5,322)	(8,588)	(10,897)	(12,699)
Income before income taxes	10,506	14,953	14,341	35,281
Income tax expense	(967)	—	(852)	—
Net income	9,539	14,953	13,489	35,281
Less: net income attributable to non-controlling interest	8,718	—	11,997	—
Net income attributable to Switch, Inc.	$821	$14,953	$1,492	$35,281
________________________________________

(1)
Switch, Ltd. and its subsidiaries is our predecessor for accounting purposes and, accordingly, amounts for the period from January 1, 2017 through June 30, 2017 represent the historical consolidated operations of Switch, Ltd. and its subsidiaries.

The following table sets forth the consolidated statements of income data presented as a percentage of revenue. Amounts may not sum due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Consolidated Statements of Income Data:
Revenue	100%	100%	100%	100%
Cost of revenue	54	53	55	52
Gross profit	46	47	45	48
Selling, general and administrative expense	30	22	32	22
Income from operations	15	26	13	26
Other income (expense):
Interest expense, including amortization of debt issuance costs	(6)	(5)	(6)	(5)
Equity in net losses of investments	—	—	—	—
Loss on extinguishment of debt	—	(4)	—	(2)
Other	1	—	1	—
Total other expense	(5)	(9)	(5)	(7)
Income before income taxes	10	16	7	19
Income tax expense	(1)	—	—	—
Net income	9	16	7	19
Less: net income attributable to non-controlling interest	9	—	6	—
Net income attributable to Switch, Inc.	1%	16%	1%	19%

Switch, Inc. | Q2 2018 Form 10-Q | 25

Comparison of the Three Months Ended June 30, 2018 and 2017
Revenue

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Colocation	$81,150	$74,346	$6,804	9%
Connectivity	18,866	16,232	2,634	16%
Other	2,145	1,523	622	41%
Revenue	$102,161	$92,101	$10,060	11%
Revenue increased by $10.1 million, or 11%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The increase in revenue for the three months ended June 30, 2018 was primarily attributable to a $6.8 million increase in colocation revenue and a $2.6 million increase in connectivity revenue, both of which resulted from an increased volume of sales to existing and new customers. Of the increase in sales for the three months ended June 30, 2018, 39% was attributable to new customers initiating service after June 30, 2017, and the remaining 61% was attributable to growth from existing customers. Our revenue churn rate, which we define as the reduction in recurring revenue attributable to customer terminations or non-renewal of expired contracts, divided by revenue at the beginning of the period, was less than 0.1% during the three months ended June 30, 2018 and 0.2% during the three months ended June 30, 2017.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue	$55,194	$48,456	$6,738	14%
Gross margin	46.0%	47.4%
Cost of revenue increased by $6.7 million, or 14%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The increase for the three months ended June 30, 2018 was primarily attributable to a $3.7 million increase in depreciation and amortization expense due to additional property and equipment being placed into service since June 30, 2017, a $1.5 million increase in facilities costs associated with increased occupancy, largely resulting from the build-out and expansion of The Core Campus, The Citadel Campus and The Pyramid Campus and a $1.1 million increase in salaries and related employee expenses, $801,000 of which is primarily due to an increase in headcount and $317,000 of which relates to an increase in equity-based compensation expense resulting from awards granted during 2018. Accordingly, gross margin decreased by 140 basis points for the three months ended June 30, 2018, compared to the three months ended June 30, 2017.
Selling, General and Administrative Expense

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Selling, general and administrative expense	$31,139	$20,104	$11,035	55%
Selling, general and administrative expense increased by $11.0 million, or 55%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The increase in selling, general and administrative expense for the three months ended June 30, 2018 was primarily attributable to an increase of $8.6 million in salaries and related expenses, $6.6 million of which is related to non-cash compensation expense primarily due to the continued vesting of Common Unit awards granted to certain of our executives in 2017 and $2.0 million of which is due to an increase in headcount, a $1.2 million increase in professional service fees for consulting and accounting and marketing expenses and a $269,000 increase in depreciation and amortization expense due to the growth of our corporate office facilities.

Switch, Inc. | Q2 2018 Form 10-Q | 26

Other Income (Expense)

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(6,144)	$(4,913)	$(1,231)	25%
Equity in net losses of investments	—	(293)	293	(100)%
Loss on extinguishment of debt	—	(3,565)	3,565	(100)%
Other	822	183	639	349%
Total other expense	$(5,322)	$(8,588)	$3,266	(38)%
Interest Expense
Interest expense increased by $1.2 million, or 25%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The increase was driven by an increase in our weighted average interest rate from 3.36% for the three months ended June 30, 2017 to 4.17% for the three months ended June 30, 2018, related to our LIBOR-based borrowings.
Equity in Net Losses of Investments
Equity in net losses of investments of $293,000 related to the financial performance of our equity method investment in SUPERNAP International for three months ended June 30, 2017. As the carrying value of our investment in SUPERNAP International was reduced to zero as a result of recording our share of its losses as of March 31, 2018, we discontinued the equity method of accounting and will not provide for additional losses until our share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.
Loss on Extinguishment of Debt
Loss on extinguishment of debt of $3.6 million for the three months ended June 30, 2017 related to the refinancing of our prior credit facility in June 2017. There was no such extinguishment of debt during the three months ended June 30, 2018.
Other
Other income increased by $639,000, or 349%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017 due to an increase in interest income earned on our cash equivalents.
Income Tax Expense

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Income tax expense	$(967)	$—	$(967)	NM
________________________________________
NM - Not meaningful

Income tax expense was $967,000 for the three months ended June 30, 2018. As a partnership, Switch, Ltd. is not subject to U.S. federal and certain state and local income taxes. Therefore, as the IPO and certain organization transactions in connection with our IPO were not completed until October 2017, there was no provision or benefit for income taxes for the three months ended June 30, 2017.

Switch, Inc. | Q2 2018 Form 10-Q | 27

Net Income Attributable to Non-controlling Interest

	Three Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Net income attributable to non-controlling interest	$8,718	$—	$8,718	NM
________________________________________
NM - Not meaningful

As of June 30, 2018, the non-controlling Members owned 80.1% of the outstanding Common Units, with the remaining 19.9% owned by us. Net income for the three months ended June 30, 2018 was therefore attributed to non-controlling Members based on the resulting ownership percentages during the period. Further, as the IPO and certain organizational transactions completed in connection with our IPO occurred during October 2017, there was no non-controlling interest during the three months ended June 30, 2017.
Comparison of the Six Months Ended June 30, 2018 and 2017
Revenue

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Colocation	$158,869	$146,325	$12,544	9%
Connectivity	37,084	32,089	4,995	16%
Other	3,925	2,844	1,081	38%
Revenue	$199,878	$181,258	$18,620	10%
Revenue increased by $18.6 million, or 10%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The increase in revenue for the six months ended June 30, 2018 was primarily attributable to a $12.5 million increase in colocation revenue and a $5.0 million increase in connectivity revenue, both of which resulted from an increased volume of sales to existing and new customers. Of the increase in sales for the six months ended June 30, 2018, 36% was attributable to new customers initiating service after June 30, 2017, and the remaining 64% was attributable to growth from existing customers. Our revenue churn rate, which we define as the reduction in recurring revenue attributable to customer terminations or non-renewal of expired contracts, divided by revenue at the beginning of the period, was 0.1% and 0.6% during the six months ended June 30, 2018 and 2017, respectively.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue	$110,050	$93,831	$16,219	17%
Gross margin	44.9%	48.2%
Cost of revenue increased by $16.2 million, or 17%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The increase for the six months ended June 30, 2018 was primarily attributable to an $8.0 million increase in depreciation and amortization expense due to additional property and equipment being placed into service since June 30, 2017, a $3.3 million increase in salaries and related employee expenses, $2.6 million of which is primarily due to an increase in headcount and $684,000 of which relates to an increase in equity-based compensation expense resulting from awards granted during 2018, a $3.1 million increase in facilities costs and a $1.3 million increase in connectivity costs, each associated with increased occupancy, largely resulting from the build-out and expansion of The Core Campus, The Citadel Campus and The Pyramid Campus. Accordingly, gross margin decreased by 330 basis points for the six months ended June 30, 2018, compared to the six months ended June 30, 2017.

Switch, Inc. | Q2 2018 Form 10-Q | 28

Selling, General and Administrative Expense

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Selling, general and administrative expense	$64,590	$39,447	$25,143	64%
Selling, general and administrative expense increased by $25.1 million, or 64%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The increase in selling, general and administrative expense for the six months ended June 30, 2018 was primarily attributable to an increase of $20.1 million in salaries and related expenses, $16.3 million of which is related to non-cash compensation expense primarily due to the continued vesting of Common Unit awards granted to certain of our executives in 2017 and $3.8 million of which is due to an increase in headcount, a $3.0 million increase in professional service fees for consulting and accounting services and a $573,000 increase in depreciation and amortization expense due to the growth of our corporate office facilities.
Other Income (Expense)

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(12,417)	$(8,933)	$(3,484)	39%
Equity in net losses of investments	(331)	(734)	403	(55)%
Loss on extinguishment of debt	—	(3,565)	3,565	(100)%
Other	1,851	533	1,318	247%
Total other expense	$(10,897)	$(12,699)	$1,802	(14)%
Interest Expense
Interest expense increased by $3.5 million, or 39%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The increase was primarily driven by an increase in our weighted average interest rate from 3.10% for the six months ended June 30, 2017 to 4.01% for the six months ended June 30, 2018, related to our LIBOR-based borrowings.
Equity in Net Losses of Investments
Equity in net losses of investments related to our equity method investments in SUPERNAP International decreased by $403,000, or 55%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The net losses for these periods are related to the financial performance of our equity method investment in SUPERNAP International. As the carrying value of our investment in SUPERNAP International was reduced to zero as a result of recording our share of its losses as of March 31, 2018, we discontinued the equity method of accounting and will not provide for additional losses until our share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.
Loss on Extinguishment of Debt
Loss on extinguishment of debt of $3.6 million for the six months ended June 30, 2017 related to the refinancing of our prior credit facility in June 2017. There was no such extinguishment of debt during the six months ended June 30, 2018.
Other
Other income increased by $1.3 million, or 247%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017 due to an increase in interest income earned on our cash equivalents.

Switch, Inc. | Q2 2018 Form 10-Q | 29

Income Tax Expense

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Income tax expense	$(852)	$—	$(852)	NM
________________________________________
NM - Not meaningful

Income tax expense was $852,000 for the six months ended June 30, 2018. As a partnership, Switch, Ltd. is not subject to U.S. federal and certain state and local income taxes. Therefore, as the IPO and certain organization transactions in connection with our IPO were not completed until October 2017, there was no provision or benefit for income taxes for the six months ended June 30, 2017.
Net Income Attributable to Non-controlling Interest

	Six Months Ended June 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Net income attributable to non-controlling interest	$11,997	$—	$11,997	NM
________________________________________
NM - Not meaningful

As of June 30, 2018, the non-controlling Members owned 80.1% of the outstanding Common Units, with the remaining 19.9% owned by us. Net income for the six months ended June 30, 2018 was therefore attributed to non-controlling Members based on the resulting ownership percentages during the period. Further, as the IPO and certain organizational transactions completed in connection with our IPO occurred during October 2017, there was no non-controlling interest during the six months ended June 30, 2017.
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
As of June 30, 2018, we had $184.0 million of cash and cash equivalents. As of June 30, 2018, our total indebtedness was comprised of debt and financing obligations totaling $611.0 million consisting of (i) $589.2 million principal from our term loan facility (net of deferred debt issuance costs) and (ii) approximately $21.8 million from our capital lease obligations. As of June 30, 2018, we had access to $500.0 million in additional liquidity from our revolving credit facility. We believe we have sufficient cash and access to liquidity, coupled with anticipated cash generated from operating activities, to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including repayment of the current portion of our debt as it becomes due and completion of our development projects.
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
In August 2018, Switch, Inc.’s Board of Directors authorized a program by which Switch, Ltd. may repurchase up to $150.0 million of its outstanding common units for cash and Switch, Inc. will cancel a corresponding amount of Class B common shares. The program is effective immediately upon authorization. The authorization may be suspen

Switch, Inc. | Q2 2018 Form 10-Q | 30

ded or discontinued at any time without notice. Repurchases under the common unit repurchase program will be funded from Switch’s existing cash and cash equivalents.
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash provided by operating activities	$96,231	$69,069
Cash used in investing activities	(164,373)	(219,896)
Cash (used in) provided by financing activities	(12,520)	177,900
Net (decrease) increase in cash and cash equivalents	$(80,662)	$27,073
Cash Flows from Operating Activities
Cash from operating activities is primarily generated from operating income from our colocation and connectivity activities.
Net cash provided by operating activities for the six months ended June 30, 2018 was $96.2 million, compared to $69.1 million for the six months ended June 30, 2017. The increase of $27.2 million was primarily due to the $27.0 million payment of the impact fee to become an unbundled purchaser of electric resources in Nevada to power our Nevada data centers during the six months ended June 30, 2017. There was no such payment during the six months ended June 30, 2018.
Cash Flows from Investing Activities
During the six months ended June 30, 2018, cash used in investing activities was $164.4 million, primarily consisting of capital expenditures of $160.8 million related to the expansion of our data center facilities and amounts in escrow for the acquisition of property and equipment of $3.5 million.
During the six months ended June 30, 2017, cash used in investing activities was $219.9 million, primarily consisting of capital expenditures of related to the expansion of our data center facilities.
Cash Flows from Financing Activities
During the six months ended June 30, 2018, cash used in financing activities was $12.5 million, primarily consisting of distributions to non-controlling interests of $6.0 million, repayments of long term debt of $3.0 million, dividends paid of $1.3 million and payments of tax withholdings upon settlement of restricted stock unit awards of $1.2 million.
During the six months ended June 30, 2017, cash provided by financing activities was $177.9 million, consisting of $976.0 million in proceeds from borrowings on our credit facilities, partially offset by repayments of long term debt of $619.8 million, distributions to Members of $171.0 million and payment of debt issuance costs of $7.3 million.
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
The amended and restated credit agreement permits the issuance of letters of credit upon Switch, Ltd.’s request of up to $30.0 million. As of June 30, 2018, we had no borrowings outstanding under the revolving credit facility and $500.0 million of availability. As of June 30, 2018, we had $589.2 million of borrowings outstanding under the term loan (net of deferred debt issuance costs). Upon satisfying certain conditions, the amended and restated credit agreement provides that Switch, Ltd. can increase the amount available for borrowing under the credit facilities no more than five times (up to an additional $75.0 million in total, plus an additional amount subject to certain leverage restrictions) during the term of the amended and restated credit agreement.
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

Switch, Inc. | Q2 2018 Form 10-Q | 31

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
The credit facilities have, among other things, financial and other covenants. The terms of the credit facilities require compliance with the consolidated total leverage ratio (as defined in the amended and restated credit agreement). As of June 30, 2018, the maximum consolidated total leverage ratio was 5.50 to 1.00. The maximum consolidated total leverage ratio is subject to change periodically for future fiscal quarters. We were in compliance with this covenant as of June 30, 2018. Certain covenants also limit or restrict Switch, Ltd.’s ability to, subject to specified exceptions and baskets, incur additional debt; incur additional liens, encumbrances or contingent liabilities; make investments in other persons or property; sell or dispose of its assets; merge with or acquire other companies; liquidate or dissolve ourselves of any of the subsidiary guarantors; engage in any business that is not otherwise a related line of business; engage in certain transactions with affiliates; pay dividends or make other restricted payments; and make loans, advances or guarantees.
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
As of June 30, 2018, the Company recorded obligations under the Tax Receivable Agreement of $39.5 million. Due to the inherent uncertainty of the timing and amounts of payments, it is not practicable to assign this liability to any particular period.
Outside of the aforementioned, and any routine transactions made in the ordinary course of business, there have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 except for those described in Note 2 “Summary of Significant Accounting Policies—Tax Receivable Agreement” within our Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to financial market risks, primarily in interest rates related to our debt obligations.
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. Borrowings under our amended and restated credit agreement as of June 30, 2018 bear interest at a margin above LIBOR or base rate (each as defined

Switch, Inc. | Q2 2018 Form 10-Q | 32

in the amended and restated credit agreement) as selected by us. We had $594.0 million of outstanding borrowings under our credit facilities as of June 30, 2018 with an underlying interest rate of 4.34%. Based on our outstanding borrowings as of June 30, 2018, a hypothetical increase or decrease of 100 basis points would cause our annual interest cost to change by approximately $5.9 million.
We had cash and cash equivalents of $184.0 million as of June 30, 2018. Our cash is held in cash deposits and money market funds. A hypothetical increase or decrease of 100 basis points on our cash equivalents of $153.7 million held in money market funds as of June 30, 2018 would cause our annual interest income to change by approximately $1.5 million.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2018, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, or the Exchange Act). Based on their evaluation, as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.
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
Material Weaknesses
As of June 30, 2018, we had two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
One of the material weaknesses was first identified in connection with the audit of our 2016 consolidated financial statements. This material weakness was due to a failure of the information and communication component of internal control to provide complete and accurate output because of deficiencies in the communication process. Contracts executed by various departments were not communicated, on a timely basis, to the accounting department, resulting in recording of out-of-period adjustments that impacted the recognition and disclosure of amounts in the consolidated financial statements during the year ended December 31, 2016. We concluded this material weakness continued to exist as of June 30, 2018.
The other material weakness, which was identified in connection with the audit of our 2017 consolidated financial statements, related to an insufficient complement of resources with an appropriate level of accounting expertise, knowledge, and training commensurate with the complexity of our financial reporting matters. This material weakness led to pervasive immaterial adjustments to our annual and interim consolidated financial statements and inadequate review over account reconciliations resulting in the lack of an effective control environment.
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

Switch, Inc. | Q2 2018 Form 10-Q | 33

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
On August 7, 2017, Switch, Ltd. filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Aligned Data Centers LLC (“Aligned”), and MTechnology Inc. As previously reported in our Form 10-K for the fiscal year ended December 31, 2017 and Form 10-Q for the quarter ended March 31, 2018, the lawsuit alleged, among other things, that Aligned used and promoted technology at its data centers to attract clients to its facility, directly and indirectly infringing at least three of Switch, Ltd.’s patents and using Switch’s patented technology to attempt to unlawfully compete with Switch. The complaint also alleged that Aligned hired a consultant to design their data centers; that this consultant had toured Switch under non-disclosure agreement; and that this consultant breached his confidentiality agreements with Switch by using Switch’s designs to design the Aligned data centers. Switch sought an injunction to prevent the defendants in the lawsuit from infringing Switch’s patents, as well as other remedies. On August 16, 2017, Aligned filed an answer to the complaint and a motion to dismiss the lawsuit. Among other things, Aligned alleged in its answer that Switch’s patents in question should be declared invalid, and countersued for declaratory judgment of the non-infringement of certain of Switch’s patents, injunctive relief, and damages for alleged anti-competition practices involving Aligned’s trademarks in violation of the Lanham Act, tortious interference with Aligned’s business, and disparagement of Aligned’s business. Given certain jurisdictional issues, on September 12, 2017, Switch filed a separate complaint in the Eighth Judicial District of Nevada against the consultant, Stephen Fairfax, and his business, MTechnology. Among other claims, Switch raised allegations of breach of contract and misappropriation of trade secrets. On July 9, 2018, all claims by Switch against Aligned and all counterclaims by Aligned against Switch in the subject litigation were dismissed with prejudice pursuant to a joint stipulation of dismissal filed by the parties.

Four substantially similar putative class action complaints, captioned Martz v. Switch, Inc. (filed April 20, 2018), Palkon v. Switch, Inc. (filed April 30, 2018), Chun v. Switch, Inc. (filed May 11, 2018) and Silverberg v. Switch, Inc. (filed June 6, 2018) were filed in the Eighth Judicial District of Nevada. On June 10, 2018, these lawsuits were consolidated into a single lawsuit docket. Additionally, one putative class action complaint, captioned Cai v. Switch, Inc. (filed June 11, 2018), was filed in the United States District Court for the District of New Jersey and subsequently transferred to the Eighth Judicial District of Nevada in August 2018. These lawsuits were been filed against Switch, Inc., certain current and former officers and directors and certain underwriters of Switch, Inc.’s IPO alleging federal securities law violations in connection with the IPO. These lawsuits were brought by purported stockholders of Switch, Inc. seeking to represent a class of stockholders who purchased Class A common stock in or traceable to the IPO, and seek unspecified damages and other relief. We believe that these lawsuits are without merit and intend to defend against them vigorously.

We are occasionally party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For information regarding the Company’s legal proceedings, see Note 6 “Commitments and Contingencies” within our Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and as previously reported within our Form 10-K for the fiscal year ended December 31, 2017 and Form 10-Q for the quarter ended March 31, 2018.
Item 1A. Risk Factors.
Except as provided below, there have been no material changes with respect to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
We are subject to securities class action litigation and may be subject to additional litigation in the future, which may harm our business and operating results.

Switch, Inc. | Q2 2018 Form 10-Q | 34

In April, May and June 2018, four substantially similar putative class action complaints were filed in the Eighth Judicial District of Nevada. In June 2018, these lawsuits were consolidated into a single lawsuit docket. Additionally, in June 2018, one putative class action complaint was filed in the United States District Court for the District of New Jersey, which was transferred to the Eighth Judicial District of Nevada in August 2018. These lawsuits have been filed against us, certain current and former officers and directors and certain underwriters of our IPO, each alleging federal securities law violations in connection with our IPO. The lawsuits were brought by purported stockholders of Switch, Inc. seeking to represent a class of stockholders who purchased Class A common stock in or traceable to the IPO, and request unspecified damages and other relief. We could also be subject to similar lawsuits in the future.
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
Item 6. Exhibits.

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Articles of Incorporation of Switch, Inc.	8-K	3.1	10/11/2017
3.2		Amended and Restated Bylaws of Switch, Inc.	8-K	3.2	10/11/2017
31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document (submitted electronically herewith).
101.SCH	*	XBRL Taxonomy Extension Schema Document (submitted electronically herewith).
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically herewith).
101.DEF	*	XBRL Extension Definition Linkbase Document (submitted electronically herewith).
101.LAB	*	XBRL Taxonomy Label Linkbase Document (submitted electronically herewith).
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically herewith).

___________________________________________________________________
*    Filed herewith.
#    Furnished herewith.

Switch, Inc. | Q2 2018 Form 10-Q | 35

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Switch, Inc. (Registrant)

Date:	August 14, 2018	/s/ Gabe Nacht
Gabe Nacht Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Switch, Inc. | Q2 2018 Form 10-Q | 36