Form 10-Q
period 2018-09-30
Switch, Inc.
filed 2018-11-14
CIK 1710583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑	Smaller reporting company ☐

Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑
As of November 1, 2018, the registrant had 52,083,493 shares of Class A common stock, 151,615,727 shares of Class B common stock, and 42,944,647 shares of Class C common stock outstanding.

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

Switch, Inc. | Q3 2018 Form 10-Q | 1

Switch, Inc.
Consolidated Balance Sheets
(in thousands, except for per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$104,511	$264,666
Accounts receivable, net of allowance of $314 and $472, respectively	14,196	16,386
Prepaid expenses	3,932	5,037
Other current assets	3,091	2,101
Total current assets	125,730	288,190
Property and equipment, net	1,281,057	1,133,572
Long-term deposit	4,288	3,842
Deferred income taxes	20,854	981
Other assets	14,871	8,174
TOTAL ASSETS	$1,446,800	$1,434,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt, current portion	$5,194	$5,194
Accounts payable	22,158	18,934
Accrued salaries and benefits	9,971	5,211
Accrued expenses	9,340	6,469
Accrued construction payables	17,060	7,052
Deferred revenue, current portion	9,921	11,482
Customer deposits	9,704	8,634
Capital lease obligations, current portion	333	2,309
Total current liabilities	83,681	65,285
Long-term debt, net	582,671	586,566
Capital lease obligations	19,466	19,466
Deferred revenue	20,912	19,382
Liabilities under tax receivable agreement	45,430	—
Other long-term liabilities	1,852	1,927
TOTAL LIABILITIES	754,012	692,626
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value per share, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value per share, 750,000 shares authorized, 52,083 and 35,938 shares issued and outstanding, respectively	52	36
Class B common stock, $0.001 par value per share, 300,000 shares authorized, 151,616 and 173,624 shares issued and outstanding, respectively	152	174
Class C common stock, $0.001 par value per share, 75,000 shares authorized, 42,945 shares issued and outstanding	43	43
Additional paid in capital	128,468	107,008
Retained earnings	981	1,602
Accumulated other comprehensive income	79	31
Total Switch, Inc. stockholders’ equity	129,775	108,894
Non-controlling interest	563,013	633,239
TOTAL STOCKHOLDERS’ EQUITY	692,788	742,133
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,446,800	$1,434,759

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q3 2018 Form 10-Q | 2

Switch, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except for per share/unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)
Revenue	$102,768	$97,689	$302,646	$278,947
Cost of revenue	59,150	50,744	169,200	144,575
Gross profit	43,618	46,945	133,446	134,372
Selling, general and administrative expense	31,086	21,494	95,676	60,941
Income from operations	12,532	25,451	37,770	73,431
Other income (expense):
Interest expense, including $409, $403, $1,227, and $901, respectively, in amortization of debt issuance costs	(7,409)	(8,856)	(19,826)	(17,789)
Equity in net losses of investments	—	(221)	(331)	(955)
Loss on extinguishment of debt	—	—	—	(3,565)
Other	752	112	2,603	644
Total other expense	(6,657)	(8,965)	(17,554)	(21,665)
Income before income taxes	5,875	16,486	20,216	51,766
Income tax expense	(1,212)	—	(2,064)	—
Net income	4,663	16,486	18,152	51,766
Less: net income attributable to non-controlling interest	4,657	—	16,654	—
Net income attributable to Switch, Inc.	$6	$16,486	$1,498	$51,766

Net income per share/unit (Note 11):
Basic	$0.00	$0.08	$0.03	$0.26
Diluted	$0.00	$0.08	$0.03	$0.25

Weighted average shares/units used in computing net income per share/unit (Note 11):
Basic	50,669	200,747	43,063	200,416
Diluted	50,710	208,973	43,142	207,396

Dividends declared per common share	$0.01	$—	$0.04	$—

Other comprehensive income:
Foreign currency translation adjustment, before and after tax	—	221	331	786
Comprehensive income	4,663	16,707	18,483	52,552
Less: comprehensive income attributable to non-controlling interest	4,657	—	16,937	—
Comprehensive income attributable to Switch, Inc.	$6	$16,707	$1,546	$52,552

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q3 2018 Form 10-Q | 3

Switch, Inc.
Consolidated Statement of Stockholders’ Equity
(in thousands)
(Unaudited)

	Switch, Inc. Stockholders’ Equity

	Class A Common Stock				Class B Common Stock				Class C Common Stock
	Shares		Amount		Shares		Amount		Shares		Amount		Additional Paid in Capital		Retained Earnings		Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
Balance—December 31, 2017	35,938		$36		173,624		$174		42,945		$43		$107,008		$1,602		$31	$633,239	$742,133
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,498	—	—	16,654	18,152
Distributions to non-controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,853)	(8,853)
Dividends declared	—		—		—		—		—		—		—		(2,119)		—	—	(2,119)
Equity-based compensation expense	—	—	—	—	—	—	—	—	—	—	—	—	10,060	—	—	—	—	18,134	28,194
Issuance of Class A common stock upon settlement of restricted stock unit awards, net of shares withheld for tax	131	—	—	—	—	—	—	—	—	—	—	—	(1,227)	—	—	—	—	—	(1,227)
Issuance of restricted stock awards	61	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Exchanges of non-controlling interest for Class A common stock	15,953	—	16	—	(15,953)	—	(16)	—	—	—	—	—	45,142	—	—	—	—	(45,142)	—
Repurchase of common units and cancellation of Class B common stock	—		—		(6,055)		(6)		—		—		(9,085)		—		—	(51,553)	(60,644)
Recognition of tax receivable agreement liability resulting from exchanges of non-controlling interest for Class A common stock	—	—	—	—	—	—	—	—	—	—	—	—	(45,430)	—	—	—	—	—	(45,430)
Net deferred tax assets resulting from exchanges of non-controlling interest for Class A common stock	—	—	—	—	—	—	—	—	—	—	—	—	21,937	—	—	—	—	—	21,937
Settlement of option loans	—		—	—	—		—		—		—		63		—	—	—	251	314
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	48	283	331
Balance—September 30, 2018	52,083		$52		151,616		$152		42,945		$43		$128,468		$981		$79	$563,013	$692,788

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q3 2018 Form 10-Q | 4

Switch, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,152	$51,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	79,310	64,676
Loss on disposal of property and equipment	809	24
Income tax expense	2,064	—
Amortization of debt issuance costs	1,227	901
Bad debt expense	83	172
Loss on extinguishment of debt	—	2,065
Equity in net losses of investments	331	955
Equity-based compensation	28,194	4,879
Amortization of portfolio energy credits	1,999	64
Changes in operating assets and liabilities:
Accounts receivable	1,501	(3,363)
Prepaid expenses	1,105	(166)
Other current assets	(190)	(124)
Other assets	(3,108)	(748)
Accounts payable	938	1,840
Accrued salaries and benefits	4,760	4,743
Accrued expenses	2,871	(121)
Accrued impact fee expense	—	(27,018)
Deferred revenue	(31)	4,333
Customer deposits	1,070	1,000
Other long-term liabilities	(170)	(89)
Net cash provided by operating activities	140,915	105,789
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(221,144)	(284,011)
Acquisition of intangible asset	(25)	(32)
Escrow deposit	—	(7,632)
Proceeds from sale of property and equipment	25	100
Proceeds from notes receivable	—	211
Purchase of portfolio energy credits	(1,999)	(64)
Net cash used in investing activities	(223,143)	(291,428)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of tax withholdings upon settlement of restricted stock unit awards	(1,227)	—
Repurchase of common units	(60,644)	—
Proceeds from borrowings	—	976,000
Change in long-term deposit	(996)	—
Repayment of borrowings, including capital lease obligations	(4,500)	(621,300)
Debt issuance costs on new loan	—	(8,826)
Deferred offering costs paid	—	(893)
Settlement of option loans	314	—
Dividends paid to Class A common stockholders	(2,023)	—
Distributions paid to non-controlling interest/members	(8,851)	(174,063)
Net cash (used in) provided by financing activities	(77,927)	170,918
NET DECREASE IN CASH AND CASH EQUIVALENTS	(160,155)	(14,721)
CASH AND CASH EQUIVALENTS—Beginning of period	264,666	22,713
CASH AND CASH EQUIVALENTS—End of period	$104,511	$7,992

Switch, Inc. | Q3 2018 Form 10-Q | 5

Switch, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$18,523	$16,843
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Increase (decrease) in liabilities incurred to acquire property and equipment	$12,896	$(19,412)
Settlement of liability incurred upon acquisition of capital lease asset	$(1,976)	$—
Dividends payable on unvested restricted stock units	$96	$—
Distributions used for payment of option loans and related interest	$2	$172
Decrease in non-controlling interest as a result of exchanges for Class A common stock	$(45,142)	$—
Recognition of liabilities under tax receivable agreement	$45,430	$—
Increase in deferred tax asset as a result of exchanges for Class A common stock	$21,937	$—
Increase in liabilities incurred related to deferred offering costs	$—	$3,237
Distributions declared but not paid	$—	$6,219
Reimbursement of costs in property and equipment related to substation agreement	$—	$1,235
Reimbursement of costs in long-term deposits related to substation agreement	$—	$178

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q3 2018 Form 10-Q | 6

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2017 Annual Report on Form 10-K for the year ended December 31, 2017.
Management believes that the accompanying consolidated financial statements reflect all adjustments, which include only normal recurring adjustments (except as disclosed below in “—Prior Period Adjustments”), necessary for the fair statement of these consolidated financial statements. The consolidated results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018, or for any other future annual or interim period.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and all significant intercompany transactions and balances have been eliminated.
As the sole manager of Switch, Ltd., Switch, Inc. operates and controls all of the business and affairs of Switch, and has the sole voting interest in, and controls the management of, Switch, and has the obligation to absorb the losses of, and receive benefits from, Switch. Accordingly, Switch, Inc. identifies itself as the primary beneficiary of Switch and began consolidating Switch in its consolidated financial statements as of October 11, 2017, the closing date of the IPO, resulting in a non-controlling interest related to the common units of Switch, Ltd. (“Common Units”) held by members other than Switch, Inc. on its consolidated financial statements.
Switch has been determined to be the predecessor for accounting purposes and, accordingly, the consolidated financial statements for periods prior to the IPO and the related organizational transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period from January 1, 2017 through September 30, 2017 presented in the consolidated financial statements and condensed notes to consolidated financial statements herein represent the historical operations of Switch. The amounts as of December 31, 2017 and for the period from January 1, 2018 reflect the consolidated operations of the Company.
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

Switch, Inc. | Q3 2018 Form 10-Q | 7

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
Cash and Cash Equivalents
The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents as of September 30, 2018 were comprised of money market funds totaling $75.9 million. Cash equivalents comprised of money market funds totaling $241.4 million were incorrectly classified as cash as of December 31, 2017.
Derivative Financial Instruments
During the three and nine months ended September 30, 2018, the Company operated under two agreements for the purchase of electricity (Note 6). The accounting guidance for derivative instruments provides a scope exception for commodity contracts that meet the normal purchases and normal sales criteria specified in the standard. The normal purchases and normal sales exception requires, among other things, physical delivery in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that are designated as normal purchases and normal sales are not recorded on the consolidated balance sheets at fair value.
Concentration of Credit and Other Risks
Although the Company operates primarily in Nevada, realization of its customer accounts receivable and its future operations and cash flows could be affected by adverse economic conditions, both regionally and elsewhere in the United States. During the three months ended September 30, 2018 and 2017, the Company’s largest customer and its affiliates comprised 10.9% and 11.8%, respectively, of the Company’s revenue. During the nine months ended September 30, 2018 and 2017, the Company’s largest customer and its affiliates comprised 10.2% and 10.4%, respectively, of the Company’s revenue. No single customer accounted for 10% or more of accounts receivable as of September 30, 2018 and only one customer accounted for 10% or more of accounts receivable as of December 31, 2017.
The Company generally carries cash on deposit with financial institutions in excess of federally insured limits.

Switch, Inc. | Q3 2018 Form 10-Q | 8

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
During the three and nine months ended September 30, 2018, there were no changes made to the provisional estimates that were recorded in the fourth quarter of 2017. The Company will continue to analyze the effects of the Tax Cuts and Jobs Act on the consolidated financial statements.
For interim periods, the Company recognizes income taxes based on its estimated annual effective tax rate expected tor the full year.
Tax Receivable Agreement
In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) with members of Switch, Ltd. In the event that such parties exchange any or all of their Common Units for Class A common stock, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized by the Company by such exchange. The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits.
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
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). The core principle of the guidance in ASU 2014-09 is not changed by the amendments in ASU 2016-08. The amendments clarify the implementation guidance on principal versus agent considerations. Per ASU 2016-08, when another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its

Switch, Inc. | Q3 2018 Form 10-Q | 9

promise is to provide the specified good or service itself (principal) or to arrange for that good or service to be provided by the other party (agent). When an entity that is a principal satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. When an entity that is an agent satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled. The effective date and transition requirements for ASU 2016-08 are the same as the effective date and transition requirements for ASU 2014-09.
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
The Company expects to adopt this guidance effective January 1, 2019 using the modified retrospective approach for adoption. The Company has assigned internal resources and engaged consulting service providers to assist in evaluating the impact the adoption of this guidance will have on its consolidated financial statements.
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

Switch, Inc. | Q3 2018 Form 10-Q | 10

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
ASU 2018-13–Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amendments in ASU 2018-13 are effective for fiscal years beginning after December 15, 2019. Early adoption of this ASU is permitted, including adoption in any interim period. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements. The Company has not decided if early adoption will be considered.
ASU 2018-15–Intangibles–Internal Use Software
In August 2018, the FASB issued ASU 2018-15, Intangibles–Goodwill and Other–Internal Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The amendments in this update align requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal use software license). The amendments in ASU 2018-15 are effective for annual and interim periods beginning after December 15, 2020. Early adoption of this ASU is permitted, including adoption in any interim period. The Company early adopted this guidance as of October 1, 2018. The early adoption of this guidance is not expected to materially impact the Company’s consolidated financial statements.
Reclassification
Certain amounts in the accompanying consolidated balance sheets as of December 31, 2017 and consolidated statements of cash flows for the nine months ended September 30, 2017 have been reclassified to be consistent with the current period presentation.

Switch, Inc. | Q3 2018 Form 10-Q | 11

Prior Period Adjustments
During the three months ended September 30, 2018, the Company identified $15.0 million of property and equipment, which was included in construction in progress, that should have been placed in service during the three months ended June 30, 2017, at which time the Company should have begun depreciating the asset and ceased capitalizing interest. To correct for such errors in previously issued consolidated financial statements, during the three months ended September 30, 2018, the Company recognized $1.5 million of incremental depreciation expense in cost of revenue and $0.7 million of incremental interest expense as out of period adjustments. Considering both quantitative and qualitative factors, the Company has determined the amounts were not material to any previously issued consolidated financial statements and would not be material to the expected full year results for 2018.
3. Property and Equipment, Net
Property and equipment, net, consists of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Land and land improvements	$180,440	$151,286
Data center equipment	875,386	763,790
Capitalized leased assets	33,975	35,974
Buildings, building improvements and leasehold improvements	381,323	338,763
Substation equipment	4,247	4,247
Cloud computing equipment	5,661	5,661
Fiber facilities	8,850	8,459
Computer equipment, furniture and fixtures	34,001	30,745
Vehicles	1,685	1,573
Construction in progress	153,552	110,559
Core network equipment	33,949	31,472
Deferred installation charges	—	4,436
Property and equipment, gross	1,713,069	1,486,965
Less: accumulated depreciation and amortization	(432,012)	(353,393)
Total property and equipment, net	$1,281,057	$1,133,572
Accumulated amortization for capitalized leased assets totaled $9.5 million and $8.3 million as of September 30, 2018 and December 31, 2017, respectively.
During the nine months ended September 30, 2018 and 2017, capitalized interest was $3.1 million and $2.1 million, respectively.
The Company capitalized internal use software costs of $0.3 million and $0.1 million during the three months ended September 30, 2018 and 2017, respectively, and $1.1 million and $1.2 million during the nine months ended September 30, 2018 and 2017, respectively.
Total depreciation and amortization of property and equipment recognized on the consolidated statements of comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$28,327	$22,489	$77,448	$63,647
Selling, general and administrative expense	662	401	1,862	1,029
Total depreciation and amortization of property and equipment	$28,989	$22,890	$79,310	$64,676
4. Equity Method Investments
The Company currently holds two investments accounted for under the equity method of accounting, SUPERNAP International, S.A. (“SUPERNAP International”) and Planet3, Inc. (“Planet3”), in which the Company holds a 50%

Switch, Inc. | Q3 2018 Form 10-Q | 12

ownership interest and a 45% ownership interest, respectively. As of September 30, 2018 and December 31, 2017, the Company determined that it continued to have a variable interest in both SUPERNAP International and Planet3, as the entities do not have sufficient equity at risk. However, the Company concluded that it is not the primary beneficiary of SUPERNAP International or of Planet3 as it does not have deemed control of either entity. As a result, it does not consolidate either entity into its consolidated financial statements.
As of March 31, 2018, the Company’s carrying value of its investment in SUPERNAP International was reduced to zero as a result of recording its share of the investee’s losses. Accordingly, as the Company does not have any guaranteed obligations and is not otherwise committed to provide further financial support to SUPERNAP International, the Company discontinued the equity method of accounting for its investment in SUPERNAP International as of March 31, 2018 and will not provide for additional losses until its share of future net income or comprehensive income, if any, equals the share of net losses not recognized during the period the equity method was suspended. Losses recorded will continue to include the foreign currency translation adjustment in the Company’s investment. The Company’s share of net loss recorded for the nine months ended September 30, 2018 amounted to $0.3 million. The Company’s share of net loss recorded for the three and nine months ended September 30, 2017 amounted to $0.2 million and $1.0 million, respectively. As of September 30, 2018 and December 31, 2017, the Company recorded amounts consisting of reimbursable expenses due from SUPERNAP International of $0.3 million within accounts receivable on the consolidated balance sheets.
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
5. Leases
During the three months ended September 30, 2018 and 2017, rent expense related to operating leases was $2.0 million and $1.8 million, respectively. During the nine months ended September 30, 2018 and 2017, rent expense related to operating leases was $5.9 million and $5.4 million, respectively. Related party rent included in these amounts was $1.2 million and $1.3 million for the three months ended September 30, 2018 and 2017, respectively, and $3.7 million and $3.6 million for the nine months ended September 30, 2018 and 2017, respectively.
In October 2018, the Company entered into an agreement that reduced its future minimum payment obligations from $2.3 million to $0.3 million on its capital lease assets related to the Nevada Broadband Telemedicine Initiative fiber network. The impact of the agreement was recognized on the consolidated balance sheet as of September 30, 2018.
6. Commitments and Contingencies
Purchase Commitments
In January 2018, a wholly-owned subsidiary of Switch, Ltd. entered into a Master Power Purchase & Sale Agreement of electricity with Tenaska Power Services Co. to purchase a firm commitment of 10 megawatts per energy hour for a term of 23 months, or a purchase commitment of $4.9 million during the term, which started February 1, 2018. Additionally, scheduling services for the purchased power from the agreement are provided by Morgan Stanley Capital Group Inc., resulting in an additional purchase commitment of $0.3 million during the term, for a total purchase commitment of $5.2 million related to this agreement. The remaining total purchase commitment was $3.4 million as of September 30, 2018. Future power purchase commitments for the remainder of 2018 and 2019 are $0.7 million and $2.7 million, respectively, with no additional commitments upon termination of the agreement thereafter.
Legal Proceedings
On August 7, 2017, Switch, Ltd. filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Aligned Data Centers LLC (“Aligned”) and MTechnology Inc. The lawsuit alleged, among other things, that Aligned used and promoted technology at its data centers to attract clients to its facility, directly and indirectly infringing at least three of Switch’s patents and using Switch’s patented technology to attempt to unlawfully compete with Switch. The complaint also alleged that Aligned hired a consultant to design their data centers; that this consultant had toured Switch under a non-disclosure agreement; and that this consultant breached his confidentiality agreements with Switch by using Switch’s designs to design the Aligned data centers. On September 12, 2017, Switch filed a complaint in the Eighth Judicial District of Nevada against the consultant, Stephen Fairfax, and his business, MTechnology Inc. Among other claims, Switch raised allegations of breach of contract and misappropriation of trade secrets. In July 2018, all claims in the subject litigation filed by Switch, Ltd. in the U.S. District Court for the Eastern

Switch, Inc. | Q3 2018 Form 10-Q | 13

District of Texas against Aligned and all counterclaims by Aligned against Switch, Ltd. in the subject litigation were dismissed with prejudice pursuant to a joint stipulation of dismissal filed by the parties.
On September 7, 2017, Switch, Ltd. and Switch, Inc. were named in a lawsuit filed in the U.S. District Court for the District of Nevada by V5 Technologies formerly d/b/a Cobalt Data Centers (now defunct). The lawsuit alleges, among other things, that Switch, Ltd. and Switch, Inc. monopolized the Las Vegas Metropolitan area of Southern Nevada’s data center colocation market and engaged in unfair business practices leading to the failure of Cobalt Data Centers in 2015 and seeks monetary damages in an amount yet to be disclosed. Switch, Ltd. and Switch, Inc. are vigorously defending the case.
Four substantially similar putative class action complaints, captioned Martz v. Switch, Inc. et al. (filed April 20, 2018); Palkon v. Switch, Inc. et al. (filed April 30, 2018); Chun v. Switch, Inc. et al. (filed May 11, 2018); and Silverberg v. Switch, Inc. et al. (filed June 6, 2018), were filed in the Eighth Judicial District of Nevada, and subsequently consolidated into a single case (the “State Court Securities Action”). Additionally, on June 11, 2018, one putative class action complaint captioned Cai v. Switch, Inc. et al. was filed in the United States District Court for the District of New Jersey (the “Federal Court Securities Action”) and subsequently transferred to the Eighth Judicial District of Nevada in August 2018 and the federal court appointed Oscar Farach lead plaintiff. These lawsuits were filed against Switch, Inc., certain current and former officers and directors and certain underwriters of Switch, Inc.’s IPO alleging federal securities law violations in connection with the IPO. These lawsuits were brought by purported stockholders of Switch, Inc. seeking to represent a class of stockholders who purchased Class A common stock in or traceable to the IPO, and seek unspecified damages and other relief. Switch, Inc. believes that these lawsuits are without merit and intends to continue to vigorously defend against them.
On September 10, 2018, two purported stockholders of Switch, Inc. filed substantially similar shareholder derivative complaints, respectively captioned Liu v. Roy et al., and Zhao v. Roy et al., in the Eighth Judicial District of Nevada. These lawsuits allege breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement against certain current and former officers and directors of Switch, Inc. The plaintiffs also named Switch, Inc. as a nominal defendant. The complaints arise generally from the same allegations described in the State Court Securities Action and Federal Court Securities Action. In October 2018, the parties submitted a stipulation and proposed order to the court that provided for the cases to be consolidated and for a lead plaintiff to be appointed.
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
7. Income Taxes
As a result of the increase in Switch, Inc.’s ownership of Switch, Ltd. following the exchanges of non-controlling interest for Class A common stock in May 2018 and August 2018 described in Note 10, the Company recorded a deferred tax asset related to the increase in the tax basis of Switch, Inc.’s ownership interest in Switch, Ltd. of $21.9 million as of September 30, 2018, with a corresponding increase to additional paid in capital. The Company has determined it is more-likely-than-not that it will be able to realize this deferred tax asset in the future. Additionally, during the three and nine months ended September 30, 2018, the Company recorded a return to provision adjustment of $0.6 million due to changes in estimated depreciation expense.
Tax Receivable Agreement
As of September 30, 2018, the Company has recorded a liability of $45.4 million under the TRA, which provides for the payment of 85% of the amount of the tax benefits, if any, that Switch, Inc. is deemed to realize as a result of increases in the tax basis of its ownership in Switch, Ltd. related to exchanges of non-controlling interest for Class A common stock.
8. Stockholders’ Equity
Dividends
In April 2018, June 2018, and September 2018, the Company paid cash dividends of $0.0147 per share of Class A common stock and recorded a total of $2.1 million as a reduction of retained earnings from cash dividends declared during the nine months ended September 30, 2018.

Switch, Inc. | Q3 2018 Form 10-Q | 14

Common Unit Repurchase Program
In August 2018, Switch, Inc.’s Board of Directors authorized a program by which Switch, Ltd. may repurchase up to $150.0 million of its outstanding Common Units for cash and Switch, Inc. will cancel a corresponding amount of Class B common shares. The program was effective immediately upon authorization. The authorization may be suspended or discontinued at any time without notice. Repurchases under the Common Unit repurchase program will be funded from Switch’s existing cash and cash equivalents.
In August 2018, Switch, Ltd. repurchased 6.1 million of its outstanding Common Units for $60.6 million. Pursuant to this repurchase, Switch, Inc. canceled an equivalent amount of Class B common shares.
9. Equity-Based Compensation
Common Unit Awards
The following table summarizes information related to Common Unit awards for the period indicated below:

	Number of Unvested Common Units Outstanding (in thousands)	Weighted Average Grant Date Fair Value per Common Unit
Unvested Common Unit awards outstanding—December 31, 2017	4,783	$11.11
Common Unit awards vested	(598)	$11.11
Unvested Common Unit awards outstanding—September 30, 2018	4,185	$11.11
As of September 30, 2018, total equity-based compensation cost related to all unvested Common Unit awards was $28.1 million, which is expected to be recognized over a weighted average period of 3.03 years. If a forfeiture of unvested Common Unit awards occurs, the associated shares of Class B common stock and Class C common stock, as applicable, are also forfeited.
2017 Incentive Award Plan
On September 22, 2017, Switch, Inc.’s Board of Directors adopted the 2017 Incentive Award Plan (the “2017 Plan”). The 2017 Plan, effective as of its adoption date, provides that the initial aggregate number of shares of Class A common stock reserved and available for issuance be 25.0 million shares of Class A common stock plus an increase each January 1, beginning on January 1, 2018 and ending on and including January 1, 2027, equal to the lesser of (A) 17.0 million shares of Class A common stock, (B) 5% of the aggregate number of shares of Switch, Inc.’s Class A common stock, Class B common stock and Class C common stock outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares of Class A common stock as is determined by the Board of Directors. Effective January 1, 2018, Switch, Inc.’s Board of Directors approved an increase of 7.9 million shares (the “2018 Annual Increase”) in the aggregate number of shares of Class A common stock reserved and available for issuance under the 2017 Plan. The 2018 Annual Increase, and each annual increase thereafter, is subject to adjustment in the event of a stock split, stock dividend or other defined changes in Switch, Inc.’s capitalization.
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

Switch, Inc. | Q3 2018 Form 10-Q | 15

The following table summarizes information related to stock options for the period indicated below:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price per Stock Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)(in thousands)
Stock options outstanding—December 31, 2017	5,725	$17.00	9.77	$6,813
Stock options expired	(409)	$17.00
Stock options outstanding—September 30, 2018	5,316	$17.00	8.94	$—
Stock options vested and exercisable—December 31, 2017	5,626	$17.00	9.77	$6,695
Stock options vested and exercisable—September 30, 2018	5,217	$17.00	8.93	$—
________________________________________

(1)
The intrinsic value is calculated as the difference between the fair value of the stock option on September 30, 2018 and December 31, 2017 and the exercise price of the stock option. There is no intrinsic value of options outstanding and vested and exercisable as of September 30, 2018 as the closing stock price creates a negative intrinsic value.

As of September 30, 2018, total equity-based compensation cost related to all unvested stock options was $0.2 million, which is expected to be recognized over a weighted average period of 2.02 years.
The following table summarizes information related to RSUs for the period indicated below:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value per Unit
RSUs outstanding—December 31, 2017	31	$18.01
RSUs granted	2,540	$16.78
RSUs vested	(189)	$15.51
RSUs forfeited	(130)	$16.93
RSUs outstanding—September 30, 2018	2,252	$16.89
As of September 30, 2018, total equity-based compensation cost related to all unvested RSU awards was $31.3 million, which is expected to be recognized over a weighted average period of 3.30 years.
Director Compensation Program
On October 11, 2017, Switch, Inc.’s Board of Directors adopted the Director Compensation Program. The Director Compensation Program, effective as of its adoption date, provides that eligible members of Switch, Inc.’s Board of Directors receive cash and equity compensation. On the date of the Company’s annual stockholder meeting, eligible members of Switch, Inc.’s Board of Directors shall be granted a restricted stock award (“RSA”) comprising of shares of Class A common stock equal to $0.2 million. The RSAs vest in full on the earlier of (A) the one-year anniversary of the grant date or (B) the date of the annual stockholder meeting following the grant date. The vesting of these awards is subject to the eligible director continuing service through the vesting date.
In June 2018, the Company granted 61,000 RSAs with a weighted average grant date fair value per award of $13.08. As of September 30, 2018, total equity-based compensation cost related to all unvested RSAs was $0.5 million, which is expected to be recognized over a weighted average period of 0.68 years.
Total equity-based compensation recognized on the consolidated statements of comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$358	$50	$1,141	$148
Selling, general and administrative expense	7,270	1,265	27,053	4,731
Total equity-based compensation expense	$7,628	$1,315	$28,194	$4,879

Switch, Inc. | Q3 2018 Form 10-Q | 16

10. Non-controlling Interest
Ownership
Switch, Inc. owns an indirect minority economic interest in Switch, Ltd., where “economic interests” means the right to receive any distributions, whether cash, property or securities of Switch, Ltd., in connection with Common Units. Switch, Inc. presents interest held by non-controlling interest holders within non-controlling interest in the consolidated financial statements. In May 2018 and August 2018, Switch, Inc. issued an aggregate of 13.4 million shares and 2.5 million shares, respectively, of Class A common stock to members of Switch, Ltd. in connection with such members’ redemptions of an equivalent number of Common Units and the corresponding cancellation of an equivalent number of Switch, Inc.’s Class B common stock. The redemptions occurred pursuant to the terms of the Switch operating agreement entered into in connection with the Company’s IPO. Additionally, as described in Note 8, Switch, Ltd. repurchased 6.1 million of its outstanding Common Units in August 2018. The ownership of the Common Units is summarized as follows:

	September 30, 2018		December 31, 2017
	Units	Ownership %	Units	Ownership %
	(units in thousands)
Switch, Inc.’s ownership of Common Units(1)	52,022	21.5%	35,938	14.5%
Non-controlling interest holders’ ownership of Common Units(2)	190,375	78.5%	211,675	85.5%
Total Common Units	242,397	100.0%	247,613	100.0%
________________________________________

(1)	Common Units held by Switch, Inc. as of September 30, 2018 exclude 61,000 Common Units underlying unvested RSAs.

(2)
Common Units held by non-controlling interest holders as of September 30, 2018 exclude 4.2 million unvested Common Unit awards. Common Units held by non-controlling interest holders as of December 31, 2017 exclude 4.8 million unvested Common Unit awards and 110,000 vested and exercisable unit options.

The Company uses the weighted average ownership percentages during the period to calculate the pretax income attributable to Switch, Inc. and the non-controlling interest holders of Switch, Ltd.
Distributions
Prior to each payment of the Company’s Class A common stock dividends in April 2018, June 2018, and September 2018, Switch, Ltd. made cash distributions to holders of Common Units, excluding Switch, Inc., of $0.0147 per Common Unit for a total distribution of $8.9 million during the nine months ended September 30, 2018.
During the nine months ended September 30, 2017, Switch, Ltd. made cash distributions to holders of Common Units of $180.4 million, comprised of $107.0 million to the members in accordance with their percentage interests and $73.4 million to certain members with unreturned capital contributions as required by Switch, Ltd.’s then-current operating agreement.

Switch, Inc. | Q3 2018 Form 10-Q | 17

11. Net Income Per Share/Unit
The following table sets forth the calculation of basic and diluted net income per share/unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share/unit data)
Net income per share/unit:
Numerator—basic and diluted:
Net income attributable to Switch, Inc.—basic and diluted	$6	$16,486	$1,498	$51,766
Denominator—basic:
Weighted average shares/units outstanding—basic(1)	50,669	200,747	43,063	200,416
Net income per share/unit—basic	$0.00	$0.08	$0.03	$0.26
Denominator—diluted:
Weighted average shares/units outstanding—basic(1)	50,669	200,747	43,063	200,416
Weighted average effect of dilutive securities:
Unit options	25	88	67	114
Unvested incentive unit awards	—	8,138	—	6,866
DEUs	9	—	5	—
RSAs	7	—	7	—
Weighted average shares/units outstanding—diluted(1)	50,710	208,973	43,142	207,396
Net income per share/unit—diluted	$0.00	$0.08	$0.03	$0.25
________________________________________

(1)	Amounts for the three and nine months ended September 30, 2018 represent shares of Class A common stock. Amounts for the three and nine months ended September 30, 2017 represent Common Units.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Weighted average unvested incentive units	—	—	—	163,817
Stock options(1)	5,316	—	5,316	—
RSUs(1)	2,252	—	2,242	—
Shares of Class B and Class C common stock(2)	194,561	—	194,561	—
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

Switch, Inc. | Q3 2018 Form 10-Q | 18

12. Fair Value of Financial Instruments
As of September 30, 2018 and December 31, 2017, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their estimated fair values due to the short maturity of these instruments. Management believes the fair value of the Company’s long-term debt was $595.5 million and $599.2 million based on Level 2 inputs using quoted market prices on or about September 30, 2018 and December 31, 2017, respectively.
Management has elected not to adopt the option available under GAAP to measure any of its eligible financial instruments or other items at fair value. Accordingly, the Company continues to measure all of its assets and liabilities on the historical cost basis of accounting, except as otherwise required under GAAP.
13. Segment Reporting
The Company’s chief operating decision maker is its Chief Executive Officer. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. All of the Company’s assets are maintained in the United States, although the Company holds an equity method investment in SUPERNAP International, which has deployed facilities in Italy and Thailand. The Company derives almost all of its revenue from sales to customers in the United States, based upon the billing address of the customer. Revenue derived from customers outside the United States, based upon the billing address of the customer, was less than 2% of revenue for each of the three and nine months ended September 30, 2018 and 2017.
The Company’s revenue is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Colocation	$82,445	$79,429	$241,314	$225,753
Connectivity	18,482	17,111	55,566	49,201
Other	1,841	1,149	5,766	3,993
Revenue	$102,768	$97,689	$302,646	$278,947
14. Subsequent Events
In November 2018, Switch, Inc.’s Board of Directors declared a dividend of $0.0147 per share of Class A common stock, for a total estimated to be $0.8 million, to be paid on December 6, 2018 to holders of record as of November 26, 2018. Prior to the payment of this dividend, Switch, Ltd. will make a cash distribution to all holders of record of Common Units, including Switch, Inc., of $0.0147 per Common Unit, for a total estimated to be $3.6 million.

Switch, Inc. | Q3 2018 Form 10-Q | 19

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
Forward-looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about:

•	our goals and strategies;

•	our expansion plans;

•	our future business development, financial condition and results of operations;

•	our plans regarding our Common Unit repurchase program;

•	the expected growth of the data center market;

•	our expectations regarding opportunities to grow penetration of existing customers and attract new customers;

•	our expectations regarding our revenue streams and drivers of future revenue;

•	our expectations regarding increases in expense;

•
our beliefs regarding the sufficiency of our cash and access to liquidity, and cash generated from operating activities, to satisfy our working capital and capital expenditures for at least the next 12 months;

•	our intentions regarding sources of financing for our operations and capital expenditures;

•	the network effects associated with our business;

•	our plans to further invest in and grow our business, and our ability to effectively manage our growth and associated investments;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to successfully enter new markets;

•	our beliefs regarding our ability to achieve reduced variability of power costs as an unbundled purchaser of energy;

•	our ability to defend against securities class actions that have been filed against us;

•	our ability to maintain, protect and enhance our intellectual property and not infringe upon others’ intellectual property;

•	our beliefs regarding the effectiveness of efforts to improve our internal control over financial reporting; and

•	our realization of any benefit from our Tax Receivable Agreement and expectations regarding payments thereunder.
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
You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-Q to conform these statements to actual results or to changes in our expectations,

Switch, Inc. | Q3 2018 Form 10-Q | 20

except as required by law. You should read this Form 10-Q, and the documents that we reference in this Form 10-Q and have filed with the Securities and Exchange Commission, or the SEC, as exhibits to our Annual Report on Form 10-K, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.
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
We currently have more than 850 customers, including some of the world’s largest technology and digital media companies, cloud, information technology and software providers, financial institutions and network and telecommunications providers. Our ecosystem connects over 200 cloud, information technology and software providers and 80 network and telecommunications providers. Our business is based on a recurring revenue model comprised of (1) colocation, which includes the licensing and leasing of cabinet space and power; and (2) connectivity services, which include cross-connects, broadband services and external connectivity. We consider these services recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract. We derive more than 95% of our revenue from recurring revenue streams, and we expect to continue to do so for the foreseeable future. For each of the nine months ended September 30, 2018 and 2017, our largest customer, eBay, Inc. and its affiliates, accounted for 10% of our revenue.
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
Growth and Expansion Activities. Our future revenue growth will depend on our ability to maintain our existing revenue base while expanding and increasing utilization at our existing and developing Prime Campus locations. Our existing Prime Campus locations currently encompass 10 colocation facilities with an aggregate of up to 4.0 million GSF of space and up to 415 MW of power. As of September 30, 2018, the utilization rates at these Prime Campuses, based on currently available cabinets, were approximately 90%, 57% and 86% at The Core Campus, The Citadel Campus and The Pyramid Campus, respectively. Additionally, each of our existing Primes has room for further expansion, and we have designs to add up to 340,000 GSF of additional space to the Core Campus, 5.9 million GSF of additional space to The Citadel Campus and 940,000 GSF of additional space to The Pyramid Campus. We may be unable to attract customers to our data centers or retain them for a number of reasons, including if we fail to provide competitive pricing terms, provide space that is deemed to be inferior to that of our competitors or are unable to provide services that our existing and potential customers desire.
Cost of Power. We are a large consumer of power, and power costs account for a significant portion of our cost of revenue. We require power supply to provide many services we offer, such as powering and cooling our customers’ IT equipment and operating critical data center plant and equipment infrastructure. Pursuant to our service agreements, we provide our customers with a committed level of power supply availability and we have committed to operating our data centers with 100% clean and renewable energy. Most of our customer agreements provide the

Switch, Inc. | Q3 2018 Form 10-Q | 21

ability to increase our cost of service in response to an increase in the cost of energy; however, our gross profit can be adversely affected by increases in our cost of energy if we choose not to pass along the increases to our customers. For instance, the seasonal increase in energy costs during the summer months has not historically resulted in an adjustment to our customer pricing, and therefore has resulted in a decrease in our gross profit in those periods. Nonetheless, since becoming an unbundled purchaser of energy in Nevada, we are able to purchase power in the open market through long-term power contracts, which we believe can subsequently reduce variability of power costs. Additionally, our existing customers may not renew their contracts with us or may reduce the services purchased from us, or we may be unable to attract new customers, if we experience increased power costs or limited availability of power resources, including clean and renewable energy. Our brand or reputation could be adversely affected if we are unable to provide 100% clean and renewable energy.
Capital Expenditures. Our growth and expansion initiatives require significant capital. The costs of constructing, developing, operating and maintaining data centers and growing our operations are substantial. While we strive to match the growth of our facilities to the demand for services, we still must spend significant amounts before we receive any revenue. If we are unable to generate sufficient capital to meet our anticipated capital requirements, our growth could slow and operations could be adversely affected. Our maintenance capital expenditures were $5.2 million and $3.0 million for the nine months ended September 30, 2018 and 2017, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Recurring revenue	$100,306	$95,771	$294,875	$272,978
Capital expenditures	$60,371	$64,095	$221,144	$284,011
Adjusted EBITDA	$50,892	$49,738	$148,069	$143,618
Adjusted EBITDA margin	49.5%	50.9%	48.9%	51.5%
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

The following table sets forth a reconciliation of recurring revenue to total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Recurring revenue	$100,306	$95,771	$294,875	$272,978
Non-recurring revenue	2,462	1,918	7,771	5,969
Revenue	$102,768	$97,689	$302,646	$278,947

Switch, Inc. | Q3 2018 Form 10-Q | 22

Capital Expenditures
We define capital expenditures as cash purchases of property and equipment during a particular period. We believe that capital expenditures is a useful metric because it provides information regarding the growth of our technology infrastructure platform and the potential to expand our services and add new customers.

Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income adjusted for interest expense, interest income, income taxes, depreciation and amortization of property and equipment and for specific and defined supplemental adjustments to exclude (i) non-cash equity-based compensation expense; (ii) equity in net losses of investments; and (iii) certain other items that we believe are not indicative of our core operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue.
Our Adjusted EBITDA and Adjusted EBITDA margin are not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to measures prepared in accordance with GAAP. We present Adjusted EBITDA and Adjusted EBITDA margin because we believe certain investors use them as measures of a company’s historical operating performance and its ability to service and incur debt and make capital expenditures. We believe that the inclusion of certain adjustments in presenting Adjusted EBITDA and Adjusted EBITDA margin is appropriate to provide additional information to investors because Adjusted EBITDA and Adjusted EBITDA margin exclude certain items that we believe are not indicative of our core operating performance and that are not excluded in the calculation of EBITDA. Adjusted EBITDA is also similar to the measures used under the debt covenants included in our credit facilities, except that the definition used in our credit facilities does not exclude cash gains or shareholder-related litigation expense. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making.
Our non-GAAP financial measures have limitations as analytical tools and you should not consider them in isolation or as a substitute for an analysis of our results under GAAP. There are a number of limitations related to the use of these non-GAAP financial measures versus their nearest GAAP equivalents. Non-GAAP financial measures may not provide information directly comparable to measures provided by other companies in our industry, as those other companies may calculate their non-GAAP financial measures differently. In addition, the non-GAAP financial measures exclude certain recurring expenses that have been and will continue to be significant expenses of our business.
The following table sets forth a reconciliation of our net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net income	$4,663	$16,486	$18,152	$51,766
Interest expense	7,409	8,856	19,826	17,789
Interest income(1)	(575)	(17)	(2,001)	(36)
Income tax expense	1,212	—	2,064	—
Depreciation and amortization of property and equipment	28,989	22,890	79,310	64,676
Loss (gain) on disposal of property and equipment	182	(13)	809	24
Equity-based compensation	7,628	1,315	28,194	4,879
Equity in net losses of investments	—	221	331	955
Shareholder-related litigation expense	1,384	—	1,384	—
Loss on extinguishment of debt	—	—	—	3,565
Adjusted EBITDA	$50,892	$49,738	$148,069	$143,618
________________________________________
(1)     Interest income is included in the "Other" line of other income (expense) in our consolidated statements of comprehensive income.

Switch, Inc. | Q3 2018 Form 10-Q | 23

Components of Results of Operations
Revenue
During the three and nine months ended September 30, 2018 and 2017, we derived more than 95% of our revenue from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing and leasing of cabinet space and power; and (2) connectivity services, which include cross-connects, broadband services and external connectivity. The remainder of our revenue is from non-recurring revenue streams, which primarily includes installation and contract settlements. Based on the current growth stage of our business, we expect increases in revenue to be driven primarily by increases in volume, rather than changes in the prices we charge to our customers.
Revenue from recurring revenue streams is generally billed monthly and recognized ratably over the period to which the service relates. Contracts with our customers generally have terms of three to five years. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the expected life of the installation, which as of September 30, 2018 and December 31, 2017 was 66 months for colocation contracts, 29 months for broadband services contracts and 41 months for external connectivity contracts. Revenue from connectivity services is generally recognized on a gross basis, primarily because we generally act as the principal in the transactions, take title to services and bear credit risk. Revenue from contract settlements, which result when a customer wishes to terminate their contract early, is recognized when no remaining performance obligations exist, to the extent that the revenue has not previously been recognized.
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
Selling, General and Administrative Expense
Selling, general and administrative expense consists primarily of salaries and related expenses, including equity-based compensation, accounting, legal and other professional service fees, real estate and personal property taxes, rental payments related to our corporate office lease, marketing and selling expenses, including sponsorships, commissions paid to partners, travel, depreciation and amortization expense, insurance, and other facility and employee related costs. This expense classification may not be comparable to those of other companies. We expect to incur additional selling, general and administrative expenses as we continue to scale our operations to invest in sales and marketing initiatives to further increase our revenue and support our growth. We also expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of the New York Stock Exchange, additional insurance expenses, investor relations activities and other administrative and professional services. Further, we expect to incur additional general and administrative expenses in the form of equity-based compensation as a result of the continued vesting of Common Unit awards granted to certain of our executives in 2017. As a result, we expect that our selling, general and administrative expense will continue to increase in absolute dollars, but may fluctuate as a percentage of our revenue from period to period.
Other Income (Expense) Items
Interest Expense
Interest expense consists primarily of interest on our credit facilities and amortization of debt issuance costs, net of amounts capitalized.

Switch, Inc. | Q3 2018 Form 10-Q | 24

Equity in Net Losses of Investments
Equity in net losses of investments primarily consists of our share of results of operations from our equity method investments, including foreign currency translation adjustments. We currently hold two investments, SUPERNAP International and Planet3, Inc., or Planet3. Our investments in SUPERNAP International and Planet3 were accounted for under the equity method of accounting through March 31, 2018 and December 31, 2016, respectively, and our share of their results of operations are included within equity in net losses of investments for each applicable period presented. As of March 31, 2018, the carrying value of our investment in SUPERNAP International was reduced to zero as a result of recording our share of its losses. Our losses will continue to include the foreign currency translation adjustments in our investment. As of December 31, 2016, we determined an other than temporary loss in the value of our investment in Planet3 had occurred, and we therefore fully impaired its carrying value. Accordingly, we discontinued the equity method of accounting for our investments in SUPERNAP International and Planet3 as of March 31, 2018 and December 31, 2016, respectively, and will not provide for additional losses until our share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.
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

Switch, Inc. | Q3 2018 Form 10-Q | 25

Results of Operations
The following table sets forth our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Consolidated Statements of Income Data(1):
Revenue	$102,768	$97,689	$302,646	$278,947
Cost of revenue	59,150	50,744	169,200	144,575
Gross profit	43,618	46,945	133,446	134,372
Selling, general and administrative expense	31,086	21,494	95,676	60,941
Income from operations	12,532	25,451	37,770	73,431
Other income (expense):
Interest expense, including amortization of debt issuance costs	(7,409)	(8,856)	(19,826)	(17,789)
Equity in net losses of investments	—	(221)	(331)	(955)
Loss on extinguishment of debt	—	—	—	(3,565)
Other	752	112	2,603	644
Total other expense	(6,657)	(8,965)	(17,554)	(21,665)
Income before income taxes	5,875	16,486	20,216	51,766
Income tax expense	(1,212)	—	(2,064)	—
Net income	4,663	16,486	18,152	51,766
Less: net income attributable to non-controlling interest	4,657	—	16,654	—
Net income attributable to Switch, Inc.	$6	$16,486	$1,498	$51,766
________________________________________

(1)
Switch, Ltd. and its subsidiaries is our predecessor for accounting purposes and, accordingly, amounts for the period from January 1, 2017 through September 30, 2017 represent the historical consolidated operations of Switch, Ltd. and its subsidiaries.

The following table sets forth the consolidated statements of income data presented as a percentage of revenue. Amounts may not sum due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Consolidated Statements of Income Data:
Revenue	100%	100%	100%	100%
Cost of revenue	58	52	56	52
Gross profit	42	48	44	48
Selling, general and administrative expense	30	22	32	22
Income from operations	12	26	12	26
Other income (expense):
Interest expense, including amortization of debt issuance costs	(7)	(9)	(7)	(6)
Equity in net losses of investments	—	—	—	—
Loss on extinguishment of debt	—	—	—	(1)
Other	1	—	1	—
Total other expense	(6)	(9)	(6)	(8)
Income before income taxes	6	17	7	19
Income tax expense	(1)	—	(1)	—
Net income	5	17	6	19
Less: net income attributable to non-controlling interest	5	—	6	—
Net income attributable to Switch, Inc.	—%	17%	—%	19%

Switch, Inc. | Q3 2018 Form 10-Q | 26

Comparison of the Three Months Ended September 30, 2018 and 2017
Revenue

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Colocation	$82,445	$79,429	$3,016	4%
Connectivity	18,482	17,111	1,371	8%
Other	1,841	1,149	692	60%
Revenue	$102,768	$97,689	$5,079	5%
Revenue increased by $5.1 million, or 5%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase in revenue for the three months ended September 30, 2018 was primarily attributable to a $3.0 million increase in colocation revenue and a $1.4 million increase in connectivity revenue, both of which resulted from an increased volume of sales to existing and new customers. Of the increase in sales for the three months ended September 30, 2018, 57% was attributable to new customers initiating service after September 30, 2017, and the remaining 43% was attributable to growth from existing customers. Our revenue churn rate, which we define as the reduction in recurring revenue attributable to customer terminations or non-renewal of expired contracts, divided by revenue at the beginning of the period, was 0.3% for each of the three months ended September 30, 2018 and 2017.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue	$59,150	$50,744	$8,406	17%
Gross margin	42.4%	48.1%
Cost of revenue increased by $8.4 million, or 17%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase for the three months ended September 30, 2018 was primarily attributable to a $4.3 million increase in depreciation and amortization expense due to additional property and equipment being placed into service since September 30, 2017, a $2.1 million increase in facilities costs largely due to an increase in power costs, and a $0.3 million increase in equity-based compensation expense resulting from awards granted during 2018. In addition, during the three months ended September 30, 2018, we corrected an immaterial amount of $1.5 million in additional depreciation expense included in cost of revenue that should have been expensed during the periods from June 30, 2017 through June 30, 2018. Had this amount been corrected in the appropriate periods, it would have resulted in higher depreciation expense included in cost of revenue of $0.3 million for the three months ended September 30, 2017. For further information, see Note 2 ”Summary of Significant Accounting Policies—Prior Period Adjustments” within our consolidated financial statements. Accordingly, gross margin decreased by 570 basis points for the three months ended September 30, 2018, compared to the three months ended September 30, 2017.
Selling, General and Administrative Expense

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Selling, general and administrative expense	$31,086	$21,494	$9,592	45%
Selling, general and administrative expense increased by $9.6 million, or 45%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase in selling, general and administrative expense for the three months ended September 30, 2018 was primarily attributable to an increase of $6.6 million in salaries and related expenses, $6.0 million of which is related to non-cash compensation expense primarily due to the continued vesting of Common Unit awards granted to certain of our executives in 2017

Switch, Inc. | Q3 2018 Form 10-Q | 27

and $0.6 million of which is due to an increase in headcount, a $2.6 million increase in marketing expenses and professional service fees for consulting, legal and accounting services, and a $0.3 million increase in depreciation and amortization expense due to the growth of our corporate office facilities.
Other Income (Expense)

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(7,409)	$(8,856)	$1,447	(16)%
Equity in net losses of investments	—	(221)	221	(100)%
Other	752	112	640	571%
Total other expense	$(6,657)	$(8,965)	$2,308	(26)%
Interest Expense
Interest expense decreased by $1.4 million, or 16%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The decrease was driven primarily by a decrease in our outstanding debt from $824.1 million as of September 30, 2017 to $587.9 million as of September 30, 2018. In addition, during the three months ended September 30, 2018, we corrected an immaterial amount of $0.7 million in additional interest expense that should have been expensed during the periods from June 30, 2017 through June 30, 2018. Had this amount been corrected in the appropriate periods, it would have resulted in higher interest expense of $0.2 million for the three months ended September 30, 2017. For further information, see Note 2 ”Summary of Significant Accounting Policies—Prior Period Adjustments” within our consolidated financial statements.
Equity in Net Losses of Investments
Equity in net losses of investments of $0.2 million related to the financial performance of our equity method investment in SUPERNAP International for the three months ended September 30, 2017. As the carrying value of our investment in SUPERNAP International was reduced to zero as a result of recording our share of its losses as of March 31, 2018, we discontinued the equity method of accounting and will not provide for additional losses until our share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.
Other
Other income increased by $0.6 million, or 571%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017 due to an increase in interest income earned on our cash equivalents.
Income Tax Expense

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Income tax expense	$(1,212)	$—	$(1,212)	NM
________________________________________
NM - Not meaningful

Income tax expense was $1.2 million for the three months ended September 30, 2018, which includes a $0.6 million return to provision adjustment due to changes in estimated depreciation expense. As a partnership, Switch, Ltd. is not subject to U.S. federal and certain state and local income taxes. Therefore, as the IPO and certain organizational transactions in connection with our IPO were not completed until October 2017, there was no provision or benefit for income taxes for the three months ended September 30, 2017.

Switch, Inc. | Q3 2018 Form 10-Q | 28

Net Income Attributable to Non-controlling Interest

	Three Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Net income attributable to non-controlling interest	$4,657	$—	$4,657	NM
________________________________________
NM - Not meaningful

As of September 30, 2018, the non-controlling Members owned 78.5% of the outstanding Common Units, with the remaining 21.5% owned by us. Net income for the three months ended September 30, 2018 was therefore attributed to non-controlling Members based on the resulting ownership percentages during the period. Further, as the IPO and certain organizational transactions completed in connection with our IPO occurred during October 2017, there was no non-controlling interest during the three months ended September 30, 2017.
Comparison of the Nine Months Ended September 30, 2018 and 2017
Revenue

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Colocation	$241,314	$225,753	$15,561	7%
Connectivity	55,566	49,201	6,365	13%
Other	5,766	3,993	1,773	44%
Revenue	$302,646	$278,947	$23,699	8%
Revenue increased by $23.7 million, or 8%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase in revenue for the nine months ended September 30, 2018 was primarily attributable to a $15.6 million increase in colocation revenue and a $6.4 million increase in connectivity revenue, both of which resulted from an increased volume of sales to existing and new customers. Of the increase in sales for the nine months ended September 30, 2018, 34% was attributable to new customers initiating service after September 30, 2017, and the remaining 66% was attributable to growth from existing customers. Our revenue churn rate, which we define as the reduction in recurring revenue attributable to customer terminations or non-renewal of expired contracts, divided by revenue at the beginning of the period, was 0.4% and 0.5% for the nine months ended September 30, 2018 and 2017, respectively.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Cost of revenue	$169,200	$144,575	$24,625	17%
Gross margin	44.1%	48.2%
Cost of revenue increased by $24.6 million, or 17%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase for the nine months ended September 30, 2018 was primarily attributable to a $13.0 million increase in depreciation and amortization expense due to additional property and equipment being placed into service since September 30, 2017, a $5.2 million increase in facilities costs largely due to an increase in power costs, a $2.2 million increase in connectivity costs associated with increased occupancy, largely resulting from the build-out and expansion of The Core Campus, The Citadel Campus and The Pyramid Campus, and a $2.7 million increase in salaries and related employee expenses, $1.7 million of which is primarily due to an increase in headcount and $1.0 million of which relates to an increase in equity-based compensation expense resulting from awards granted during 2018. In addition, during the nine months ended September 30, 2018, we corrected an immaterial amount of $0.8 million in additional depreciation expense included in cost of revenue that should have been expensed during the periods from June 30, 2017 through December 31,

Switch, Inc. | Q3 2018 Form 10-Q | 29

2017. Had this amount been corrected in the appropriate periods, it would have resulted in higher depreciation expense included in cost of revenue of $0.5 million for the nine months ended September 30, 2017. For further information, see Note 2 ”Summary of Significant Accounting Policies—Prior Period Adjustments” within our consolidated financial statements. Accordingly, gross margin decreased by 410 basis points for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.
Selling, General and Administrative Expense

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Selling, general and administrative expense	$95,676	$60,941	$34,735	57%
Selling, general and administrative expense increased by $34.7 million, or 57%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase in selling, general and administrative expense for the nine months ended September 30, 2018 was primarily attributable to an increase of $26.7 million in salaries and related expenses, $22.3 million of which is related to non-cash compensation expense primarily due to the continued vesting of Common Unit awards granted to certain of our executives in 2017 and $4.4 million of which is due to an increase in headcount, a $5.6 million increase in professional service fees for consulting, legal and accounting services, and a $0.8 million increase in depreciation and amortization expense due to the growth of our corporate office facilities.
Other Income (Expense)

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(19,826)	$(17,789)	$(2,037)	11%
Equity in net losses of investments	(331)	(955)	624	(65)%
Loss on extinguishment of debt	—	(3,565)	3,565	(100)%
Other	2,603	644	1,959	304%
Total other expense	$(17,554)	$(21,665)	$4,111	(19)%
Interest Expense
Interest expense increased by $2.0 million, or 11%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase was primarily driven by an increase in our weighted average interest rate from 3.36% for the nine months ended September 30, 2017 to 4.12% for the nine months ended September 30, 2018, related to our LIBOR-based borrowings. In addition, during the nine months ended September 30, 2018, we corrected an immaterial amount of $0.4 million in additional interest expense that should have been expensed during the periods from June 30, 2017 through December 31, 2017. Had this amount been corrected in the appropriate periods, it would have resulted in higher interest expense of $0.2 million for the nine months ended September 30, 2017. For further information, see Note 2 ”Summary of Significant Accounting Policies—Prior Period Adjustments” within our consolidated financial statements.
Equity in Net Losses of Investments
Equity in net losses of investments related to our equity method investments in SUPERNAP International decreased by $0.6 million, or 65%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The net losses for these periods are related to the financial performance of our equity method investment in SUPERNAP International. As the carrying value of our investment in SUPERNAP International was reduced to zero as a result of recording our share of its losses as of March 31, 2018, we discontinued the equity method of accounting and will not provide for additional losses until our share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.

Switch, Inc. | Q3 2018 Form 10-Q | 30

Loss on Extinguishment of Debt
Loss on extinguishment of debt of $3.6 million for the nine months ended September 30, 2017 related to the refinancing of our prior credit facility in June 2017. There was no such extinguishment of debt during the nine months ended September 30, 2018.
Other
Other income increased by $2.0 million, or 304%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017 due to an increase in interest income earned on our cash equivalents.
Income Tax Expense

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Income tax expense	$(2,064)	$—	$(2,064)	NM
________________________________________
NM - Not meaningful

Income tax expense was $2.1 million for the nine months ended September 30, 2018, which includes a $0.6 million return to provision adjustment due to changes in estimated depreciation expense. As a partnership, Switch, Ltd. is not subject to U.S. federal and certain state and local income taxes. Therefore, as the IPO and certain organizational transactions in connection with our IPO were not completed until October 2017, there was no provision or benefit for income taxes for the nine months ended September 30, 2017.
Net Income Attributable to Non-controlling Interest

	Nine Months Ended September 30,		Change
	2018	2017	Amount	%
	(dollars in thousands)
Net income attributable to non-controlling interest	$16,654	$—	$16,654	NM
________________________________________
NM - Not meaningful

As of September 30, 2018, the non-controlling Members owned 78.5% of the outstanding Common Units, with the remaining 21.5% owned by us. Net income for the nine months ended September 30, 2018 was therefore attributed to non-controlling Members based on the resulting ownership percentages during the period. Further, as the IPO and certain organizational transactions completed in connection with our IPO occurred during October 2017, there was no non-controlling interest during the nine months ended September 30, 2017.
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
As of September 30, 2018, we had $104.5 million of cash and cash equivalents. As of September 30, 2018, our total indebtedness was comprised of debt and financing obligations totaling $607.7 million consisting of (i) $587.9 million principal from our term loan facility (net of deferred debt issuance costs) and (ii) $19.8 million from our capital lease obligations. As of September 30, 2018, we had access to $500.0 million in additional liquidity from our revolving credit facility. We believe we have sufficient cash and access to liquidity, coupled with anticipated cash generated from operating activities, to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including repayment of the current portion of our debt as it becomes due and completion of our development projects.

Switch, Inc. | Q3 2018 Form 10-Q | 31

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
In August 2018, Switch, Inc.’s Board of Directors authorized a program by which Switch, Ltd. may repurchase up to $150.0 million of its outstanding Common Units for cash and Switch, Inc. will cancel a corresponding amount of Class B common shares. The program was effective immediately upon authorization. The authorization may be suspended or discontinued at any time without notice. Repurchases under the Common Unit repurchase program will be funded from Switch’s existing cash and cash equivalents. As of September 30, 2018, we had $89.4 million remaining in repurchase authority.
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$140,915	$105,789
Net cash used in investing activities	(223,143)	(291,428)
Net cash (used in) provided by financing activities	(77,927)	170,918
Net decrease in cash and cash equivalents	$(160,155)	$(14,721)
Cash Flows from Operating Activities
Cash from operating activities is primarily generated from operating income from our colocation and connectivity services.
Net cash provided by operating activities for the nine months ended September 30, 2018 was $140.9 million, compared to $105.8 million for the nine months ended September 30, 2017. The increase of $35.1 million was primarily due to the $27.0 million payment of the impact fee to become an unbundled purchaser of electric resources in Nevada to power our Nevada data centers in May 2017 and changes in our working capital accounts.
Cash Flows from Investing Activities
During the nine months ended September 30, 2018, net cash used in investing activities was $223.1 million, primarily consisting of capital expenditures of $221.1 million related to the expansion of our data center facilities and purchases of portfolio energy credits of $2.0 million.
During the nine months ended September 30, 2017, net cash used in investing activities was $291.4 million, primarily consisting of capital expenditures of $284.0 million related to the expansion of our data center facilities and amounts in escrow for the acquisition of property and equipment of $7.6 million.
Cash Flows from Financing Activities
During the nine months ended September 30, 2018, net cash used in financing activities was $77.9 million, primarily consisting of $60.6 million for the repurchase of Common Units, distributions to non-controlling interests of $8.9 million, repayments of borrowings outstanding under our term loan of $4.5 million, dividends paid of $2.0 million and payments of tax withholdings upon settlement of restricted stock unit awards of $1.2 million.
During the nine months ended September 30, 2017, net cash provided by financing activities was $170.9 million, primarily consisting of $976.0 million in proceeds from borrowings on our credit facilities, partially offset by repayments of long-term debt, including capital lease obligations, of $621.3 million, distributions to Members of $174.1 million, payment of debt issuance costs of $8.8 million and payment of deferred offering costs of $0.9 million.
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

Switch, Inc. | Q3 2018 Form 10-Q | 32

required to repay the aggregate outstanding principal amount of the initial term loan in consecutive quarterly installments equal to $1.5 million until final payment of $559.5 million is made on the maturity date.
The amended and restated credit agreement permits the issuance of letters of credit upon Switch, Ltd.’s request of up to $30.0 million. As of September 30, 2018, we had no borrowings outstanding under the revolving credit facility and $500.0 million of availability. As of September 30, 2018, we had $587.9 million of borrowings outstanding under the term loan (net of deferred debt issuance costs). Upon satisfying certain conditions, the amended and restated credit agreement provides that Switch, Ltd. can increase the amount available for borrowing under the credit facilities no more than five times (up to an additional $75.0 million in total, plus an additional amount subject to certain leverage restrictions) during the term of the amended and restated credit agreement.
The credit facilities are secured by a first priority security interest in substantially all of Switch, Ltd.’s tangible and intangible personal property and guaranteed by certain of its wholly-owned subsidiaries. Interest on the credit facilities is calculated based on the base rate plus the applicable margin or a LIBOR rate plus the applicable margin (each as defined in the amended and restated credit agreement), at Switch, Ltd.’s election. Interest calculations are based on 365/366 days for a base rate loan and 360 days for a LIBOR loan. Base rate interest payments are due and payable in arrears on the last day of each calendar quarter. LIBOR rate interest payments are due and payable on the last day of each selected interest period (not to extend beyond three-month intervals). In addition, under the revolving credit facility we incur a fee on unused lender commitments based on the applicable margin and payment is due and payable in arrears on the last day of each calendar quarter.
The credit facilities have, among other things, financial and other covenants. The terms of the credit facilities require compliance with the consolidated total leverage ratio (as defined in the amended and restated credit agreement). As of September 30, 2018, the maximum consolidated total leverage ratio was 5.25 to 1.00. The maximum consolidated total leverage ratio is subject to change periodically for future fiscal quarters. We were in compliance with this covenant as of September 30, 2018. Certain covenants also limit or restrict Switch, Ltd.’s ability to, subject to specified exceptions and baskets, incur additional debt; incur additional liens, encumbrances or contingent liabilities; make investments in other persons or property; sell or dispose of its assets; merge with or acquire other companies; liquidate or dissolve ourselves of any of the subsidiary guarantors; engage in any business that is not otherwise a related line of business; engage in certain transactions with affiliates; pay dividends or make other restricted payments; and make loans, advances or guarantees.
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
As of September 30, 2018, the Company recorded obligations under the Tax Receivable Agreement of $45.4 million. Due to the inherent uncertainty of the timing and amounts of payments, it is not practicable to assign this liability to any particular period.
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

Switch, Inc. | Q3 2018 Form 10-Q | 33

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
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. Borrowings under our amended and restated credit agreement as of September 30, 2018 bear interest at a margin above LIBOR or base rate (each as defined in the amended and restated credit agreement) as selected by us. We had $592.5 million of outstanding borrowings under our credit facilities as of September 30, 2018 with an underlying interest rate of 4.49%. Based on our outstanding borrowings as of September 30, 2018, a hypothetical increase or decrease of 100 basis points in LIBOR would cause our annual interest cost to change by $5.9 million.
We had cash and cash equivalents of $104.5 million as of September 30, 2018. Our cash is held in cash deposits and money market funds. A hypothetical increase or decrease of 100 basis points in the interest rate on our cash equivalents of $75.9 million held in money market funds as of September 30, 2018 would cause our annual interest income to change by $0.8 million.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2018, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, or the Exchange Act). Based on their evaluation, as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.
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
Material Weaknesses
As of September 30, 2018, we had two material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
One of the material weaknesses was first identified in connection with the audit of our 2016 consolidated financial statements. This material weakness was due to a failure of the information and communication component of internal control to provide complete and accurate output because of deficiencies in the communication process. Contracts executed by various departments were not communicated, on a timely basis, to the accounting department, resulting in recording of out-of-period adjustments that impacted the recognition and disclosure of amounts in the consolidated financial statements during the year ended December 31, 2016. We concluded this material weakness continued to exist as of September 30, 2018.
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

Switch, Inc. | Q3 2018 Form 10-Q | 34

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
On August 7, 2017, Switch, Ltd. filed a lawsuit in the U.S. District Court for the Eastern District of Texas against Aligned Data Centers LLC (“Aligned”), and MTechnology Inc. As previously reported in our Form 10-K for the fiscal year ended December 31, 2017, Form 10-Q for the quarter ended March 31, 2018 and Form 10-Q for the quarter ended June 30, 2018, the lawsuit alleged, among other things, that Aligned used and promoted technology at its data centers to attract clients to its facility, directly and indirectly infringing at least three of Switch, Ltd.’s patents and using Switch’s patented technology to attempt to unlawfully compete with Switch. The complaint also alleged that Aligned hired a consultant to design their data centers; that this consultant had toured Switch under non-disclosure agreement; and that this consultant breached his confidentiality agreements with Switch by using Switch’s designs to design the Aligned data centers. On September 12, 2017, Switch filed a complaint in the Eighth Judicial District of Nevada against the consultant, Stephen Fairfax, and his business, MTechnology. Among other claims, Switch raised allegations of breach of contract and misappropriation of trade secrets. On July 9, 2018, all claims by Switch against Aligned and all counterclaims by Aligned against Switch in the subject litigation were dismissed with prejudice pursuant to a joint stipulation of dismissal filed by the parties.
Four substantially similar putative class action complaints, captioned Martz v. Switch, Inc. et al. (filed April 20, 2018); Palkon v. Switch, Inc. et al. (filed April 30, 2018); Chun v. Switch, Inc. et al. (filed May 11, 2018); and Silverberg v. Switch, Inc. et al. (filed June 6, 2018), were filed in the Eighth Judicial District of Nevada, and subsequently consolidated into a single case (the “State Court Securities Action”). Additionally, on June 11, 2018, one putative class action complaint captioned Cai v. Switch, Inc. et al. was filed in the United States District Court for the District of New Jersey (the “Federal Court Securities Action”) and subsequently transferred to the Eighth Judicial District of Nevada in August 2018 and the federal court appointed Oscar Farach lead plaintiff. These lawsuits were filed against us, certain current and former officers and directors and certain underwriters of our IPO alleging federal securities law violations in connection with the IPO. These lawsuits were brought by purported stockholders of Switch, Inc. seeking to represent a class of stockholders who purchased Class A common stock in or traceable to the IPO, and seek unspecified damages and other relief. We believe that these lawsuits are without merit and intend to continue to vigorously defend against them.
On September 10, 2018, two purported stockholders of Switch, Inc. filed substantially similar shareholder derivative complaints, respectively captioned Liu v. Roy et al., and Zhao v. Roy et al., in the Eighth Judicial District of Nevada. These lawsuits allege breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement against certain current and former officers and directors of Switch, Inc. The plaintiffs also named Switch, Inc. as a nominal defendant. The complaints arise generally from the same allegations

Switch, Inc. | Q3 2018 Form 10-Q | 35

described in the State Court Securities Action and Federal Court Securities Action. In October 2018, the parties submitted a stipulation and proposed order to the court that provided for the cases to be consolidated and for a lead plaintiff to be appointed.
We are occasionally party to other lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. For information regarding the Company’s legal proceedings, see Note 6 “Commitments and Contingencies” within our consolidated financial statements included in Part I, Item 1 of this Form 10-Q and as previously reported within our Form 10-K for the fiscal year ended December 31, 2017, Form 10-Q for the quarter ended March 31, 2018 and Form 10-Q for the quarter ended June 30, 2018.
Item 1A. Risk Factors.
Except as provided below, there have been no material changes with respect to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
We are subject to securities class action litigation and may be subject to additional litigation in the future, which may harm our business and operating results.
In April, May and June 2018, four substantially similar putative class action complaints were filed in the Eighth Judicial District of Nevada, and subsequently consolidated into a single case (the “State Court Securities Action”). Additionally, in June 2018, one putative class action complaint was filed in the United States District Court for the District of New Jersey (the “Federal Court Securities Action”) and subsequently transferred to the Eighth Judicial District of Nevada in August 2018 and the federal court appointed Oscar Farach lead plaintiff. These lawsuits were filed against us, certain current and former officers and directors and certain underwriters of our IPO alleging federal securities law violations in connection with the IPO. These lawsuits were brought by purported stockholders of Switch, Inc. seeking to represent a class of stockholders who purchased Class A common stock in or traceable to the IPO and seek unspecified damages and other relief.
In September 2018, two purported stockholders of Switch, Inc. filed substantially similar shareholder derivative complaints in the Eighth Judicial District of Nevada. These lawsuits allege breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement against certain current and former officers and directors of Switch, Inc. The plaintiffs also named Switch, Inc. as a nominal defendant. The complaints arise generally from the same allegations described in the State Court Securities Action and Federal Court Securities Action. In October 2018, the parties submitted a stipulation and proposed order to the court that provided for the cases to be consolidated and for a lead plaintiff to be appointed.
We may be subject to similar lawsuits in the future. We may also be called on to defend ourselves against lawsuits relating to our business operations. Some of these claims may seek significant damage amounts due to the nature of our business. Due to the inherent uncertainties of litigation, we cannot accurately predict the nature or ultimate outcome of any such proceedings.
Regardless of their merits, these lawsuits or future lawsuits could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations, financial condition, reputation and cash flows. These factors may materially and adversely affect the market price of our Class A common stock.

Switch, Inc. | Q3 2018 Form 10-Q | 36

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

Switch, Inc. | Q3 2018 Form 10-Q | 37

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Switch, Inc. (Registrant)

Date:	November 14, 2018	/s/ Gabe Nacht
Gabe Nacht Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Switch, Inc. | Q3 2018 Form 10-Q | 38