Form 10-Q
period 2019-03-31
Switch, Inc.
filed 2019-05-10
CIK 1710583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number: 001-38231

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A common stock, par value $0.001	SWCH	New York Stock Exchange
As of May 1, 2019, the registrant had 78,005,110 shares of Class A common stock, 124,870,003 shares of Class B common stock, and 42,944,647 shares of Class C common stock outstanding.

Switch, Inc.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Switch, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,958	$81,560
Accounts receivable, net of allowance of $403 and $426, respectively	9,994	17,654
Prepaid expenses	6,731	6,781
Other current assets	2,339	2,332
Total current assets	106,022	108,327
Property and equipment, net	1,309,514	1,302,770
Long-term deposit	3,333	3,333
Deferred income taxes	27,625	28,550
Other assets	17,363	17,050
TOTAL ASSETS	$1,463,857	$1,460,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt, current portion	$6,000	$6,000
Accounts payable	15,810	20,501
Accrued salaries and benefits	5,507	5,258
Accrued expenses	11,832	9,778
Accrued construction payables	4,658	12,729
Dividends and distributions payable	7,154	—
Deferred revenue, current portion	10,987	10,800
Customer deposits	10,191	9,962
Total current liabilities	72,139	75,028
Long-term debt, net	579,268	580,566
Capital lease obligations	19,466	19,466
Deferred revenue	23,155	22,260
Liabilities under tax receivable agreement	52,535	52,535
Other long-term liabilities	6,898	1,823
TOTAL LIABILITIES	753,461	751,678
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value per share, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value per share, 750,000 shares authorized, 55,681 and 55,218 shares issued and outstanding, respectively	56	55
Class B common stock, $0.001 par value per share, 300,000 shares authorized, 148,481 shares issued and outstanding	149	149
Class C common stock, $0.001 par value per share, 75,000 shares authorized, 42,945 shares issued and outstanding	43	43
Additional paid in capital	141,607	140,191
Retained earnings	1,665	2,693
Accumulated other comprehensive income	79	79
Total Switch, Inc. stockholders’ equity	143,599	143,210
Noncontrolling interest	566,797	565,142
TOTAL STOCKHOLDERS’ EQUITY	710,396	708,352
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,463,857	$1,460,030

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q1 2019 Form 10-Q | 1

Switch, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$107,032	$97,717
Cost of revenue	57,300	54,856
Gross profit	49,732	42,861
Selling, general and administrative expense	34,251	33,451
Income from operations	15,481	9,410
Other income (expense):
Interest expense, including $409 in amortization of debt issuance costs	(7,131)	(6,273)
Equity in net losses of investments	—	(331)
Unrealized loss on interest rate swaps	(4,985)	—
Other	503	1,029
Total other expense	(11,613)	(5,575)
Income before income taxes	3,868	3,835
Income tax (expense) benefit	(197)	115
Net income	3,671	3,950
Less: net income attributable to noncontrolling interest	2,971	3,279
Net income attributable to Switch, Inc.	$700	$671

Net income per share (Note 9):
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Weighted average shares used in computing net income per share (Note 9):
Basic	55,536	36,003
Diluted	247,364	252,552

Other comprehensive income:
Foreign currency translation adjustment, before and after tax	—	331
Comprehensive income	3,671	4,281
Less: comprehensive income attributable to noncontrolling interest	2,971	3,562
Comprehensive income attributable to Switch, Inc.	$700	$719

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q1 2019 Form 10-Q | 2

Switch, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Switch, Inc. Stockholders’ Equity

	Class A Common Stock		Class B Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balance—December 31, 2018	55,218	$55	148,481	$149	42,945	$43	$140,191	$2,693	$79	$565,142	$708,352
Net income	—	—	—	—	—	—	—	700	—	2,971	3,671
Equity-based compensation expense	—	—	—	—	—	—	4,160	—	—	3,985	8,145
Issuance of Class A common stock upon settlement of restricted stock unit awards, net of shares withheld for tax	463	1	—	—	—	—	(2,016)	—	—	705	(1,310)
Dividends declared ($0.0294 per share)	—	—	—	—	—	—	—	(1,728)	—	—	(1,728)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(6,006)	(6,006)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	—	—	(728)	—	—	—	(728)
Balance—March 31, 2019	55,681	$56	148,481	$149	42,945	$43	$141,607	$1,665	$79	$566,797	$710,396

	Switch, Inc. Stockholders’ Equity

	Class A Common Stock		Class B Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balance—December 31, 2017	35,938	$36	173,624	$174	42,945	$43	$107,008	$1,602	$31	$633,239	$742,133
Net income	—	—	—	—	—	—	—	671	—	3,279	3,950
Equity-based compensation expense	—	—	—	—	—	—	5,278	—	—	7,079	12,357
Issuance of Class A common stock upon settlement of restricted stock unit awards, net of shares withheld for tax	129	—	—	—	—	—	(1,213)	—	—	—	(1,213)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	48	283	331
Balance—March 31, 2018	36,067	$36	173,624	$174	42,945	$43	$111,073	$2,273	$79	$643,880	$757,558

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q1 2019 Form 10-Q | 3

Switch, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,671	$3,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	28,558	24,603
Loss on disposal of property and equipment	43	214
Deferred income taxes	197	(115)
Amortization of debt issuance costs	409	409
(Benefit) provision for doubtful accounts	(23)	83
Unrealized loss on interest rate swaps	4,985	—
Equity in net losses of investments	—	331
Equity-based compensation	8,145	12,357
Amortization of portfolio energy credits	359	32
Changes in operating assets and liabilities:
Accounts receivable	5,164	(3,077)
Prepaid expenses	50	(125)
Other current assets	(7)	(530)
Other assets	(580)	(129)
Accounts payable	(2,201)	230
Accrued salaries and benefits	249	(532)
Accrued expenses	1,653	1,314
Deferred revenue	1,082	100
Customer deposits	229	370
Other long-term liabilities	(61)	(56)
Net cash provided by operating activities	51,922	39,429
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(45,946)	(61,387)
Escrow deposit	—	(1,047)
Proceeds from sale of property and equipment	16	—
Purchase of portfolio energy credits	(299)	(32)
Net cash used in investing activities	(46,229)	(62,466)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings, including capital lease obligations	(1,500)	(1,500)
Change in long-term deposit	2,543	(355)
Payment of tax withholdings upon settlement of restricted stock unit awards	(1,338)	(1,213)
Net cash used in financing activities	(295)	(3,068)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,398	(26,105)
CASH AND CASH EQUIVALENTS—Beginning of period	81,560	264,666
CASH AND CASH EQUIVALENTS—End of period	$86,958	$238,561

Switch, Inc. | Q1 2019 Form 10-Q | 4

Switch, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$6,588	$5,266
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
(Decrease) increase in liabilities incurred to acquire property and equipment	$(10,585)	$13,023
Decrease in deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	$(728)	$—
Dividends and distributions declared but not paid	$7,154	$—
Increase in distributions payable on unvested common units	$490	$—
Increase in dividends payable on unvested restricted stock units	$90	$—
Dividends payable settled with shares of Class A common stock	$28	$—

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q1 2019 Form 10-Q | 5

Switch, Inc.
Condensed Notes to Consolidated Financial Statements
(unaudited)

Switch, Inc. | Q1 2019 Form 10-Q | 6

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s 2018 Annual Report on Form 10-K for the year ended December 31, 2018.
Management believes that the accompanying consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of these consolidated financial statements. The consolidated results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for any other future annual or interim period.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and all significant intercompany transactions and balances have been eliminated.
As the sole manager of Switch, Ltd., Switch, Inc. operates and controls all of the business and affairs of Switch, and has the sole voting interest in, and controls the management of, Switch, and has the obligation to absorb the losses of, and receive benefits from, Switch. Accordingly, Switch, Inc. identifies itself as the primary beneficiary of Switch and began consolidating Switch in its consolidated financial statements as of October 11, 2017, the closing date of the IPO, resulting in a noncontrolling interest related to the common units of Switch, Ltd. (“Common Units”) held by members other than Switch, Inc. on its consolidated financial statements.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for doubtful accounts, useful lives of property and equipment, deferred income taxes, liabilities under the tax receivable agreement, equity-based compensation, deferred revenue, fair value of leased property at inception of lease term, fair value of deliverables under multiple element arrangements, and probability assessments of exercising renewal options on leases. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ from these estimates.
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2018. No other changes to significant accounting policies have occurred since the year ended December 31, 2018, with the exception of those detailed below.

Switch, Inc. | Q1 2019 Form 10-Q | 7

Concentration of Credit and Other Risks
Although the Company operates primarily in Nevada, realization of its customer accounts receivable and its future operations and cash flows could be affected by adverse economic conditions, both regionally and elsewhere in the United States. During the three months ended March 31, 2019 and 2018, the Company’s largest customer and its affiliates comprised 11% and 9%, respectively, of the Company’s revenue. No single customer accounted for 10% or more of accounts receivable as of March 31, 2019 and only one customer accounted for 10% or more of accounts receivable as of December 31, 2018.
Fair Value Measurements
Information about the Company’s financial assets and liabilities measured at fair value on a recurring basis is presented below:

		March 31, 2019
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Assets:
Cash equivalents	Cash and cash equivalents	$61,931	$61,931	$—	$—
Liabilities:
Interest rate swaps	Accrued expenses	$401	$—	$401	$—
Interest rate swaps	Other long-term liabilities	$4,584	$—	$4,584	$—

		December 31, 2018
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Assets:
Cash equivalents	Cash and cash equivalents	$53,293	$53,293	$—	$—
The estimated fair value of the Company’s long-term debt as of March 31, 2019 was approximately $584.3 million, compared to its carrying value, excluding debt issuance costs, of $589.5 million. The estimated fair value of the Company’s long-term debt was based on Level 2 inputs.
Derivative Financial Instruments
A derivative is a financial instrument whose value changes in response to an underlying variable, requires little or no initial net investment, and is settled at a future date. Derivatives are initially recognized on the consolidated balance sheets at fair value on the date on which the derivatives are entered into and subsequently re-measured at fair value. Derivatives are separated into their current and long-term components based on the timing of the cash flows as of the end of each reporting period.
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
The method of recognizing fair value gains and losses depends on whether the derivatives are designated as hedging instruments, and if so, the nature of the hedge relationship. All gains and losses from changes in the fair values of derivatives that do not qualify for hedge accounting are recognized immediately in earnings. Cash flows from derivatives not designated as hedging instruments are classified in accordance with the nature of the derivative instrument and how it is used in the context of the Company’s business.
The Company enters into interest rate swap agreements to manage its interest rate risk associated with variable-rate borrowings. In January and February 2019, Switch, Ltd. entered into four interest rate swap agreements; whereby, Switch, Ltd. will pay a weighted average fixed interest rate (excluding the applicable interest margin) of 2.48% on notional amounts corresponding to borrowings of $400.0 million in exchange for receipts on the same notional amount at a variable interest rate based on the applicable LIBOR at the time of payment. The interest rate swap agreements mature in June 2024 and are not designated as hedging instruments. Losses from derivatives not

Switch, Inc. | Q1 2019 Form 10-Q | 8

designated as hedging instruments were recorded in unrealized loss on interest rate swaps on the consolidated statements of comprehensive income and totaled $5.0 million for the three months ended March 31, 2019.
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
ASU 2016-02–Leases
On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The principle of ASU 2016-02 is that a lessee should recognize the assets and liabilities that arise from leases. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the

Switch, Inc. | Q1 2019 Form 10-Q | 9

definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability. For income statement purposes, ASU 2016-02 requires leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance. ASU 2016-02 is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, with early adoption permitted. In addition, in January 2018, the FASB issued ASU 2018-01, which permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of ASU 2016-02 and were not previously accounted for as leases. In July 2018, the FASB issued ASU 2018-10, which provides clarifications and improvements on sections of ASU 2016-02, and ASU 2018-11, which provides lessees the option to apply the new guidance to all open leases as of the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and lessors with a practical expedient to account for qualifying non-lease components with associated lease components. In December 2018 and March 2019, the FASB also issued ASU 2018-20 and ASU 2019-01, respectively, which provide additional clarifications on sections of ASU 2016-02.
The Company expects to adopt this guidance for the annual reporting period ending December 31, 2020. The Company has assigned internal resources and engaged consulting service providers to assist in evaluating the impact the adoption of this guidance will have on its consolidated financial statements.
ASU 2016-13–Financial Instruments–Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Under this guidance, a company will be required to use a new forward-looking “expected loss” model for trade and other receivables that generally will result in the earlier recognition of allowances for losses. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021, and requires a modified-retrospective approach to adoption. Early adoption is permitted in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In March 2019, the FASB also issued ASU 2019-04, which, among other amendments, allows for certain policy elections and practical expedients related to accrued interest on financial instruments. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements. The Company has not decided if early adoption will be considered.
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
Reclassification
The Company has reclassified the amortization of portfolio energy credits to present it separately from changes in accounts payable on the consolidated statements of cash flows for the three months ended March 31, 2018 to be

Switch, Inc. | Q1 2019 Form 10-Q | 10

consistent with the current period presentation. The reclassification had no impact on the Company’s financial condition, results of operations, or net cash flows.
3. Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Land and land improvements	$194,854	$194,711
Buildings, building improvements, and leasehold improvements	413,678	412,089
Substation equipment	19,443	4,247
Data center equipment	928,549	904,722
Vehicles	1,825	1,685
Core network equipment	35,843	34,901
Cloud computing equipment	5,192	5,192
Fiber facilities	9,977	9,912
Computer equipment, furniture, and fixtures	36,245	34,975
Capitalized leased assets	34,341	33,730
Construction in progress	115,585	124,431
Property and equipment, gross	1,795,532	1,760,595
Less: accumulated depreciation and amortization	(486,018)	(457,825)
Property and equipment, net	$1,309,514	$1,302,770
Accumulated amortization for capitalized leased assets totaled $10.2 million and $9.9 million as of March 31, 2019 and December 31, 2018, respectively.
During the three months ended March 31, 2019 and 2018, capitalized interest was $1.3 million and $1.0 million, respectively.
The Company capitalized internal use software costs of $0.5 million and $0.7 million during the three months ended March 31, 2019 and 2018, respectively.
Total depreciation and amortization of property and equipment recognized on the consolidated statements of comprehensive income was as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of revenue	$27,810	$24,067
Selling, general and administrative expense	748	536
Total depreciation and amortization of property and equipment	$28,558	$24,603
4. Equity Method Investments
The Company currently holds two investments accounted for under the equity method of accounting, SUPERNAP International and Planet3, Inc. (“Planet3”), in which the Company holds a 50% ownership interest and a 45% ownership interest, respectively. As of March 31, 2019 and December 31, 2018, the Company determined that it continued to have a variable interest in both SUPERNAP International and Planet3, as the entities do not have sufficient equity at risk. However, the Company concluded that it is not the primary beneficiary of SUPERNAP International or of Planet3 as it does not have deemed control of either entity. As a result, it does not consolidate either entity into its consolidated financial statements.
As of March 31, 2018, the Company’s carrying value of its investment in SUPERNAP International was reduced to zero as a result of recording its share of the investee’s losses. Accordingly, as the Company does not have any guaranteed obligations and is not otherwise committed to provide further financial support to SUPERNAP International, the Company discontinued the equity method of accounting for its investment in SUPERNAP International as of March 31, 2018 and will not provide for additional losses until its share of future net income or

Switch, Inc. | Q1 2019 Form 10-Q | 11

comprehensive income, if any, equals the share of net losses or comprehensive losses not recognized during the period the equity method was suspended. The Company’s share of net loss recorded during the three months ended March 31, 2018 amounted to $0.3 million. As of March 31, 2019 and December 31, 2018, the Company recorded amounts consisting primarily of reimbursable expenses due from SUPERNAP International of $0.3 million and $0.4 million, respectively, within accounts receivable on the consolidated balance sheets.
The summarized income statement information of the Company’s equity method investment in SUPERNAP International is as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenue	$104	$195
Gross loss	$(176)	$(371)
Net loss	$(1,095)	$(1,321)
5. Leases
Rent expense related to operating leases was $1.9 million, of which $1.2 million was related party rent, during each of the three months ended March 31, 2019 and 2018.
6. Commitments and Contingencies
Legal Proceedings
On September 7, 2017, Switch, Ltd. and Switch, Inc. were named in a lawsuit filed in the U.S. District Court for the District of Nevada by V5 Technologies formerly d/b/a Cobalt Data Centers. The lawsuit alleges, among other things, that Switch, Ltd. and Switch, Inc. monopolized the Las Vegas Metropolitan area of Southern Nevada’s data center colocation market and engaged in unfair business practices leading to the failure of Cobalt Data Centers in 2015 and seeks monetary damages in an amount yet to be disclosed. Switch, Ltd. and Switch, Inc. are vigorously defending the case.
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
Four substantially similar putative class action complaints, captioned Martz v. Switch, Inc. et al. (filed April 20, 2018); Palkon v. Switch, Inc. et al. (filed April 30, 2018); Chun v. Switch, Inc. et al. (filed May 11, 2018); and Silverberg v. Switch, Inc. et al. (filed June 6, 2018), were filed in the Eighth Judicial District of Nevada, and subsequently consolidated into a single case (the “State Court Securities Action”). Additionally, on June 11, 2018, one putative class action complaint captioned Cai v. Switch, Inc. et al. was filed in the United States District Court for the District of New Jersey (the “Federal Court Securities Action,” and collectively with the State Court Securities Action, the “Securities Actions”) and subsequently transferred to the Eighth Judicial District of Nevada in August 2018 and the federal court appointed Oscar Farach lead plaintiff. These lawsuits were filed against Switch, Inc., certain current and former officers and directors and certain underwriters of Switch, Inc.’s IPO alleging federal securities law violations in connection with the IPO. These lawsuits were brought by purported stockholders of Switch, Inc. seeking to represent a class of stockholders who purchased Class A common stock in or traceable to the IPO, and seek unspecified damages and other relief. In October 2018, the state court granted defendants motion to stay the State Court Securities Action in favor of the Federal Court Securities Action. In November 2018, the plaintiffs in the State Court Securities Action filed a petition for writ of mandamus challenging the stay order. In February 2019, Switch, Inc. filed an answer to this petition and plaintiffs in the State Court Securities Action filed their reply in March 2019. The Supreme Court of Nevada has not yet issued its ruling on this petition. In October 2018, the lead plaintiff of the Federal Court Securities Action filed an amended complaint. In November 2018, Switch, Inc. and other defendants filed a motion to dismiss for failure to state a claim and a motion to strike. Switch, Inc. believes that these lawsuits are without merit and intends to continue to vigorously defend against them.

Switch, Inc. | Q1 2019 Form 10-Q | 12

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
7. Equity-Based Compensation
Total equity-based compensation recognized on the consolidated statements of comprehensive income was as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of revenue	$373	$416
Selling, general and administrative expense	7,772	11,941
Total equity-based compensation	$8,145	$12,357
8. Noncontrolling Interest
Ownership
Switch, Inc. owns an indirect minority economic interest in Switch, Ltd., where “economic interests” means the right to receive any distributions, whether cash, property or securities of Switch, Ltd., in connection with Common Units. Switch, Inc. presents interest held by noncontrolling interest holders within noncontrolling interest in the consolidated financial statements. The ownership of the Common Units is summarized as follows:

	March 31, 2019		December 31, 2018
	Units	Ownership %	Units	Ownership %
	(units in thousands)
Switch, Inc.’s ownership of Common Units(1)	55,620	22.9%	55,157	22.7%
Noncontrolling interest holders’ ownership of Common Units(2)	187,640	77.1%	187,440	77.3%
Total Common Units	243,260	100.0%	242,597	100.0%
________________________________________

(1)	Common Units held by Switch, Inc. as of March 31, 2019 and December 31, 2018 exclude 61,000 Common Units underlying unvested restricted stock awards.

(2)
Common Units held by noncontrolling interest holders as of March 31, 2019 exclude 3.8 million unvested Common Unit awards. Common Units held by noncontrolling interest holders as of December 31, 2018 exclude 4.0 million unvested Common Unit awards.

The Company uses the weighted average ownership percentages during the period to calculate the income before income taxes attributable to Switch, Inc. and the noncontrolling interest holders of Switch, Ltd.

Switch, Inc. | Q1 2019 Form 10-Q | 13

9. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share data)
Net income per share:
Numerator—basic:
Net income attributable to Switch, Inc.—basic	$700	$671
Numerator—diluted:
Net income attributable to Switch, Inc.—basic	$700	$671
Effect of dilutive securities:
Shares of Class B common stock and Class C common stock	2,339	3,279
Net income attributable to Switch, Inc.—diluted	$3,039	$3,950
Denominator—basic:
Weighted average shares outstanding—basic	55,536	36,003
Net income per share—basic	$0.01	$0.02
Denominator—diluted:
Weighted average shares outstanding—basic	55,536	36,003
Weighted average effect of dilutive securities:
Stock/unit options	40	90
Restricted stock units	311	—
Dividend equivalent units	18	—
Restricted stock awards	33	—
Shares of Class B common stock and Class C common stock	191,426	216,459
Weighted average shares outstanding—diluted	247,364	252,552
Net income per share—diluted	$0.01	$0.02
Shares of Class B common stock and Class C common stock do not share in the earnings or losses of Switch, Inc. and are therefore not participating securities. As such, separate calculations of basic and diluted net income per share for each of Class B common stock and Class C common stock under the two-class method have not been presented.
The following table presents potentially dilutive securities excluded from the computation of diluted net income per share for the periods presented because their effect would have been anti-dilutive.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Stock options(1)	6,377	5,640
Restricted stock units(1)	1,979	2,187
________________________________________

(1)
Represents the number of instruments outstanding at the end of the period. Application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted net income per share.

10. Segment Reporting
The Company’s chief operating decision maker is its Chief Executive Officer. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. All of the Company’s assets are maintained in the United States, although the Company holds an equity method investment in SUPERNAP International, which has deployed facilities in Italy and Thailand. The Company derives almost all of its revenue from sales to customers in the United States, based upon the billing address of the customer. Revenue derived from customers outside the United States, based upon the billing address of the customer, was less than 1% and 3% of revenue for the three months ended March 31, 2019 and 2018, respectively.

Switch, Inc. | Q1 2019 Form 10-Q | 14

The Company’s revenue is comprised of the following:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Colocation	$86,177	$77,719
Connectivity	18,893	18,218
Other	1,962	1,780
Total revenue	$107,032	$97,717
11. Subsequent Events
In April 2019, Switch, Inc. issued an aggregate of 22.3 million shares of the Company’s Class A common stock in connection with the redemptions of an equivalent number of Common Units of members of Switch, Ltd. and the corresponding cancellation of an equivalent number of shares of Class B common stock. The redemptions occurred pursuant to the terms of the Switch operating agreement entered into in connection with the Company’s IPO.
In April 2019, Switch, Ltd. also elected to repurchase 1.3 million of its outstanding Common Units for $13.6 million upon the exercise by certain members of their respective redemption right. Pursuant to this repurchase, Switch, Inc. canceled an equivalent number of shares of Class B common stock.
On April 8, 2019, Switch, Ltd. filed a complaint in the Eighth Judicial District of Nevada against the Public Utilities Commission of Nevada (the “PUCN”), its regulatory operation staff (the “Staff”), and its staff counsel, Tamara Cordova, in response to a regulatory petition filed by the Staff requesting the PUCN rule whether Switch is (i) a public utility, as defined by the Nevada statute, (ii) provides its services to the public at large, and (iii) charges its customers for electricity at a rate that is higher than the rate Switch pays for electricity at its facilities. Among other claims, Switch alleges it is not a public utility providing a monopoly utility service to customers subject to the regulatory control of the PUCN. Switch, Ltd. is seeking declaratory relief as well as other remedies. On April 15, 2019, Switch filed a writ of mandamus requesting the court prevent the PUCN from ruling under the regulatory petition.
In May 2019, Switch, Inc.’s Board of Directors declared a dividend of $0.0294 per share of Class A common stock, for a total estimated to be $2.3 million, to be paid on June 4, 2019 to holders of record as of May 22, 2019. Prior to the payment of this dividend, Switch, Ltd. will make a cash distribution to all holders of record of Common Units, including Switch, Inc., of $0.0294 per Common Unit, for a total estimated to be $7.2 million.

Switch, Inc. | Q1 2019 Form 10-Q | 15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related condensed notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. Unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” “Switch” and similar references refer to Switch, Inc., and, unless otherwise stated, all of its subsidiaries, including Switch, Ltd., and, unless otherwise stated, all of its subsidiaries.
Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain word such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about:

•	our goals and strategies;

•	our expansion plans, including timing for such plans;

•	our future business development, financial condition and results of operations, including factors that may influence such future results of operations;

•	the expected growth of the data center market;

•	our beliefs regarding our design technology and its advantages to our business and financial results;

•	our beliefs regarding opportunities that exist in the data center market due to current industry limitations;

•	our expectations regarding opportunities to grow penetration of existing customers and attract new customers;

•	our beliefs regarding our competitive strengths and the value of our brand;

•	our expectations regarding our revenue streams and drivers of future revenue;

•	our expectations regarding our future expenses, including anticipated increases;

•	our expectations regarding demand for, and market acceptance of, our services;

•	our expectations regarding our customer growth rate;

•
our beliefs regarding the sufficiency of our cash and access to liquidity, and cash generated from operating activities, to satisfy our working capital and capital expenditures for at least the next 12 months;

•	our intentions regarding sources of financing for our operations and capital expenditures;

•	the network effects associated with our business;

•	our plans to further invest in and grow our business, and our ability to effectively manage our growth and associated investments;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to successfully enter new markets;

•	our expectations to enter into joint ventures, strategic collaborations and other similar arrangements;

•	our beliefs regarding our ability to achieve reduced variability of power costs as an unbundled purchaser of energy;

•	our beliefs that we have the necessary permits and approvals to operate our business and that our properties are in substantial compliance with applicable laws;

•	our ability to maintain, protect and enhance our intellectual property and not infringe upon others’ intellectual property;

•	our beliefs regarding the adequacy of our insurance coverage;

•	our beliefs regarding the effectiveness of efforts to improve our internal control over financial reporting;

•	our plans regarding our repurchase program of common membership interests in Switch, Ltd. (“Common Units”);

•	our expectations regarding future declarations of dividends and cash distributions; and

•
our expectations regarding payments under the tax receivable agreement entered into with members of Switch, Ltd. (the “Tax Receivable Agreement”), contingent upon our taxable income and the applicable tax rate.

Switch, Inc. | Q1 2019 Form 10-Q | 16

We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements in this Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. The most important factors that could prevent us from achieving our goals and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to, the following:

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

•
the impact of future changes in legislation and regulations, including changes in real estate and zoning laws, the Americans with Disabilities Act of 1990, environmental and other laws that impact our business and industry;

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

The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by us (such as in our company press releases or other filings with the Securities and Exchange Commission, or the SEC) for other factors that may cause actual results to differ materially from those projected by us. You should read this Form 10-Q, and the

Switch, Inc. | Q1 2019 Form 10-Q | 17

documents that we reference in this Form 10-Q and have filed with the SEC, and our Annual Report on Form 10-K for the year ended December 31, 2018, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

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
We currently have more than 900 customers, including some of the world’s largest technology and digital media companies, cloud, IT and software providers, financial institutions and network and telecommunications providers. Our ecosystem connects over 250 cloud, IT and software providers and 80 network and telecommunications providers. Our business is based on a recurring revenue model comprised of (1) colocation, which includes the licensing and leasing of cabinet space and power; and (2) connectivity services, which include cross-connects, broadband services and external connectivity. We consider these services recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract. We derive more than 95% of our revenue from recurring revenue and we expect to continue to do so for the foreseeable future. For the three months ended March 31, 2019 and 2018, our largest customer, eBay, Inc. and its affiliates, accounted for 11% and 9% of our revenue, respectively.
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
Growth and Expansion Activities. Our future revenue growth will depend on our ability to maintain our existing revenue base while expanding and increasing utilization at our existing and developing Prime Campus locations. Our existing Prime Campus locations currently encompass 11 colocation facilities with an aggregate of up to 4.4 million GSF of space and up to 455 MW of power. As of March 31, 2019, the utilization rates at these Prime Campuses, based on currently available cabinets, were approximately 92%, 70%, and 91% at The Core Campus, The Citadel Campus, and The Pyramid Campus, respectively. Additionally, each of our existing Primes has room for further expansion, and we have designs to add up to 5.9 million GSF of additional space to The Citadel Campus and 940,000 GSF of additional space to The Pyramid Campus. We may be unable to attract customers to our data centers or retain them for a number of reasons, including if we fail to provide competitive pricing terms, provide space that is deemed to be inferior to that of our competitors or are unable to provide services that our existing and potential customers desire.
Cost of Power. We are a large consumer of power, and the cost of energy accounts for a significant portion of our cost of revenue. We require power supply to provide many services we offer, such as powering and cooling our

Switch, Inc. | Q1 2019 Form 10-Q | 18

customers’ IT equipment and operating critical data center plant and equipment infrastructure. Pursuant to our service agreements, we provide our customers with a committed level of power supply availability and we have committed to operating our data centers with 100% clean and renewable energy. Most of our customer agreements provide the ability to increase our cost of service in response to an increase in the cost of energy; however, our gross profit can be adversely affected by increases in our cost of energy if we choose not to pass along the increases to our customers. For instance, the seasonal increase in energy costs during the summer months has not historically resulted in an adjustment to our customer pricing, and therefore has resulted in a decrease in our gross profit in those periods. Nonetheless, since becoming an unbundled purchaser of energy in Nevada, we are able to purchase power in the open market through long-term power contracts, which we believe can subsequently reduce variability of energy costs. Additionally, our existing customers may not renew their contracts with us or may reduce the services purchased from us, or we may be unable to attract new customers, if we experience increased energy costs or limited availability of power resources, including clean and renewable energy. Our brand or reputation could be adversely affected if we are unable to operate our data centers with 100% clean and renewable energy.
Capital Expenditures. Our growth and expansion initiatives require significant capital. The costs of constructing, developing, operating and maintaining data centers and growing our operations are substantial. While we strive to match the growth of our facilities to the demand for services, we still must spend significant amounts before we receive any revenue. If we are unable to generate sufficient capital to meet our anticipated capital requirements, our growth could slow and operations could be adversely affected. Our maintenance capital expenditures were $2.0 million for the three months ended March 31, 2019.
Growth in Customers. Our results of operations could be significantly affected by the growth or reduction of our customer base. We have over 900 customers, including some of the world’s largest technology and digital media companies, cloud, IT and software providers, financial institutions and network and telecommunications providers. We believe we have significant opportunities to both grow penetration of our existing customers as well as attract new customers. Our ability to attract new customers depends on a number of factors, including our ability to offer high quality services at competitive prices and the capability of our marketing and sales team to attract new customers. Additionally, a significant portion of our revenue is highly dependent on our top 10 customers and the loss of these customers or any significant decrease in their business could adversely affect our results of operations.
Key Metrics and Non-GAAP Financial Measures
We monitor the following unaudited key metrics and financial measures that are not calculated in accordance with accounting principles generally accepted in the United States of America, or GAAP, to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions.

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Recurring revenue	$104,491	$95,269
Capital expenditures	$45,946	$61,387
Adjusted EBITDA	$53,654	$46,893
Adjusted EBITDA margin	50.1%	48.0%
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

Switch, Inc. | Q1 2019 Form 10-Q | 19

The following table sets forth a reconciliation of recurring revenue to total revenue:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Recurring revenue	$104,491	$95,269
Non-recurring revenue	2,541	2,448
Revenue	$107,032	$97,717
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

Switch, Inc. | Q1 2019 Form 10-Q | 20

The following table sets forth a reconciliation of our net income to Adjusted EBITDA:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net income	$3,671	$3,950
Interest expense	7,131	6,273
Interest income(1)	(308)	(720)
Income tax expense (benefit)	197	(115)
Depreciation and amortization of property and equipment	28,558	24,603
Loss on disposal of property and equipment	43	214
Unrealized loss on interest rate swaps	4,985	—
Equity-based compensation	8,145	12,357
Equity in net losses of investments	—	331
Shareholder-related litigation expense	1,232	—
Adjusted EBITDA	$53,654	$46,893
________________________________________

(1)	Interest income is included in the “Other” line of other income (expense) in our consolidated statements of comprehensive income.
Components of Results of Operations
Revenue
During the three months ended March 31, 2019 and 2018, we derived more than 95% of our revenue from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing and leasing of cabinet space and power; and (2) connectivity services, which include cross-connects, broadband services and external connectivity. The remainder of our revenue is from non-recurring revenue, which primarily includes installation services related to a customer’s initial deployment and contract settlements. Based on the current growth stage of our business, we expect increases in revenue to be driven primarily by increases in volume, rather than changes in the prices we charge to our customers.
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

Switch, Inc. | Q1 2019 Form 10-Q | 21

Operating Expenses
Selling, General and Administrative Expense
Selling, general and administrative expense consists primarily of salaries and related expenses, including equity-based compensation, accounting, legal and other professional service fees, real estate and personal property taxes, rental payments related to our corporate office lease, marketing and selling expenses, including sponsorships, commissions paid to partners, travel, depreciation and amortization expense, insurance, and other facility and employee related costs. This expense classification may not be comparable to those of other companies. We expect to incur additional selling, general and administrative expenses as we continue to scale our operations to invest in sales and marketing initiatives to further increase our revenue and support our growth. We also expect to continue to incur general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of the New York Stock Exchange, additional insurance expenses, investor relations activities and other administrative and professional services. Further, we expect to continue to incur general and administrative expenses in the form of equity-based compensation as a result of the continued vesting of Common Unit awards granted to certain of our executives in 2017 and equity awards granted subsequent to our initial public offering (“IPO”). As a result, we expect that our selling, general and administrative expense will continue to increase in absolute dollars, but may fluctuate as a percentage of our revenue from period to period.
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
Unrealized Loss on Interest Rate Swaps
Unrealized loss on interest rate swaps consists of changes in the fair value of interest rate swaps used to mitigate our exposure to interest rate risk.
Other
Other income (expense) primarily consist of other items that have impacted our results of operations such as interest income and gains and losses resulting from other transactions.
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

Switch, Inc. | Q1 2019 Form 10-Q | 22

Noncontrolling Interest
As the sole manager of Switch, Ltd., we operate and control all of the business and affairs of Switch, Ltd. and its subsidiaries. Although we have a minority economic interest in Switch, Ltd., we have the sole voting interest in, and control the management of, Switch, Ltd. Accordingly, we consolidate the financial results of Switch, Ltd. and report a noncontrolling interest on our consolidated statements comprehensive income, representing the portion of net income or loss and comprehensive income or loss attributable to the noncontrolling interest. The weighted average ownership percentages during the period are used to calculate the net income or loss and other comprehensive income or loss attributable to Switch, Inc. and the noncontrolling interest.
Results of Operations
The following table sets forth our results of operations:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Consolidated Statements of Income Data:
Revenue	$107,032	$97,717
Cost of revenue	57,300	54,856
Gross profit	49,732	42,861
Selling, general and administrative expense	34,251	33,451
Income from operations	15,481	9,410
Other income (expense):
Interest expense, including amortization of debt issuance costs	(7,131)	(6,273)
Equity in net losses of investments	—	(331)
Unrealized loss on interest rate swaps	(4,985)	—
Other	503	1,029
Total other expense	(11,613)	(5,575)
Income before income taxes	3,868	3,835
Income tax (expense) benefit	(197)	115
Net income	3,671	3,950
Less: net income attributable to noncontrolling interest	2,971	3,279
Net income attributable to Switch, Inc.	$700	$671

Switch, Inc. | Q1 2019 Form 10-Q | 23

The following table sets forth the consolidated statements of income data presented as a percentage of revenue. Amounts may not sum due to rounding.

	Three Months Ended March 31,
	2019	2018
Consolidated Statements of Income Data:
Revenue	100%	100%
Cost of revenue	54	56
Gross profit	46	44
Selling, general and administrative expense	32	34
Income from operations	14	10
Other income (expense):
Interest expense, including amortization of debt issuance costs	(7)	(6)
Equity in net losses of investments	—	—
Unrealized loss on interest rate swaps	(5)	—
Other	—	1
Total other expense	(11)	(6)
Income before income taxes	4	4
Income tax (expense) benefit	—	—
Net income	3	4
Less: net income attributable to noncontrolling interest	3	3
Net income attributable to Switch, Inc.	1%	1%
Comparison of the Three Months Ended March 31, 2019 and 2018
Revenue

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Colocation	$86,177	$77,719	$8,458	11%
Connectivity	18,893	18,218	675	4%
Other	1,962	1,780	182	10%
Revenue	$107,032	$97,717	$9,315	10%
Revenue increased by $9.3 million, or 10%, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase was primarily attributable to increases of $8.5 million in colocation revenue and $0.7 million in connectivity revenue, both of which resulted from an increased volume of sales to existing and new customers. Of the overall increase, 47% was attributable to new customers initiating service after March 31, 2018, and the remaining 53% was attributable to growth from existing customers. Our revenue churn rate, which we define as the reduction in recurring revenue attributable to customer terminations or non-renewal of expired contracts, divided by revenue at the beginning of the period, was 0.1% during each of the three months ended March 31, 2019 and 2018.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue	$57,300	$54,856	$2,444	4%
Gross margin	46.5%	43.9%

Switch, Inc. | Q1 2019 Form 10-Q | 24

Cost of revenue increased by $2.4 million, or 4%, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase was primarily attributable to an increase of $3.7 million in depreciation and amortization expense due to additional property and equipment being placed into service, partially offset by a decrease of $0.8 million in salaries and related employee expenses due to an increase in capitalized labor resulting from the continued buildout of the LAS VEGAS 11 facility. Accordingly, gross margin increased by 260 basis points for the three months ended March 31, 2019, compared to the three months ended March 31, 2018.
Selling, General and Administrative Expense

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Selling, general and administrative expense	$34,251	$33,451	$800	2%
Selling, general and administrative expense increased by $0.8 million, or 2%, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase was primarily attributable to increases of $2.9 million in professional fees for consulting, legal, and accounting services and $1.9 million in salaries and related employee expenses due to an increase in headcount, partially offset by a decrease of $4.2 million in non-cash compensation expense primarily related to the Common Unit awards granted in 2017 and certain fully-vested restricted stock unit awards granted in 2018 to certain of our executives.
Other Income (Expense)

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(7,131)	$(6,273)	$(858)	14%
Equity in net losses of investments	—	(331)	331	(100)%
Unrealized loss on interest rate swaps	(4,985)	—	(4,985)	NM
Other	503	1,029	(526)	(51)%
Total other expense	$(11,613)	$(5,575)	$(6,038)	108%
________________________________________
NM - Not meaningful
Interest Expense
Interest expense increased by $0.9 million, or 14%, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase was driven by an increase in our weighted average interest rate from 4.13% for the three months ended March 31, 2018 to 4.75% for the three months ended March 31, 2019, related to our LIBOR-based and fixed-rate borrowings.
Equity in Net Losses of Investments
Equity in net losses of investments of $0.3 million related to the financial performance of our equity method investment in SUPERNAP International for the three months ended March 31, 2018. As the carrying value of our investment in SUPERNAP International was reduced to zero as a result of recording our share of its losses as of March 31, 2018, we discontinued the equity method of accounting and will not provide for additional losses until our share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.
Unrealized Loss on Interest Rate Swaps
In January and February 2019, we entered into four interest rate swap agreements to mitigate our exposure to interest rate risk. We recorded an unrealized loss on interest rate swaps that do not qualify for hedge accounting of $5.0 million from changes in the fair value for the three months ended March 31, 2019.

Switch, Inc. | Q1 2019 Form 10-Q | 25

Other
Other income decreased by $0.5 million, or 51%, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to a decrease in interest income earned on our cash equivalents.
Income Tax (Expense) Benefit

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Income tax (expense) benefit	$(197)	$115	$(312)	NM
________________________________________
NM - Not meaningful

During the three months ended March 31, 2019, we incurred $0.2 million of income tax expense, compared to $0.1 million of income tax benefit during the three months ended March 31, 2018. Income tax expense and benefit are driven by our allocable share of Switch, Ltd.’s income and loss before income taxes.
Net Income Attributable to Noncontrolling Interest

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Net income attributable to noncontrolling interest	$2,971	$3,279	$(308)	(9)%

Net income attributable to noncontrolling interest decreased by $0.3 million, or 9%, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to a decrease in net income.
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
As of March 31, 2019, we had $87.0 million of cash and cash equivalents. As of March 31, 2019, our total indebtedness was comprised of debt and financing obligations totaling $604.7 million consisting of (i) $585.3 million principal from our term loan facility (net of debt issuance costs) and (ii) $19.4 million from our capital lease obligations. As of March 31, 2019, we had access to $500.0 million in additional liquidity from our revolving credit facility. We believe we have sufficient cash and access to liquidity, coupled with anticipated cash generated from operating activities, to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including repayment of the current portion of our debt as it becomes due and completion of our development projects.
In addition, we are obligated to make payments under the Tax Receivable Agreement. Although the actual timing and amount of any payments we make under the Tax Receivable Agreement will vary, we expect those payments will be significant. Any payments we make under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us or to Switch, Ltd. and, to the extent we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us.
In August 2018, our board of directors authorized a program by which Switch, Ltd. may repurchase up to $150.0 million of its outstanding Common Units for cash and Switch, Inc. will cancel a corresponding amount of Class B common shares. The program was effective immediately upon authorization. The authorization may be suspended or discontinued at any time without notice. Repurchases under the Common Unit repurchase program will be funded from our existing cash and cash equivalents. As of March 31, 2019, we had $89.4 million remaining in repurchase authority, of which $13.6 million was used to repurchase Common Units in April 2019.
Cash Flows
The following table summarizes our cash flows:

Switch, Inc. | Q1 2019 Form 10-Q | 26

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$51,922	$39,429
Net cash used in investing activities	(46,229)	(62,466)
Net cash used in financing activities	(295)	(3,068)
Net increase (decrease) in cash and cash equivalents	$5,398	$(26,105)
Cash Flows from Operating Activities
Cash from operating activities is primarily generated from operating income from our colocation and connectivity services.
Net cash provided by operating activities for the three months ended March 31, 2019 was $51.9 million, compared to $39.4 million for the three months ended March 31, 2018. The increase of $12.5 million was primarily due to the changes in our working capital accounts.
Cash Flows from Investing Activities
During the three months ended March 31, 2019, net cash used in investing activities was $46.2 million, primarily consisting of capital expenditures of $45.9 million related to the expansion of our data center facilities.
During the three months ended March 31, 2018, net cash used in investing activities was $62.5 million, primarily consisting of capital expenditures of $61.4 million related to the expansion of our data center facilities.
Cash Flows from Financing Activities
During the three months ended March 31, 2019, net cash used in financing activities was $0.3 million, consisting of repayments of borrowings outstanding under our term loan of $1.5 million and payments of tax withholdings upon settlement of restricted stock unit awards of $1.3 million, partially offset by a $2.5 million refund on deposits related to our substation capital lease.
During the three months ended March 31, 2018, net cash used in financing activities was $3.1 million, consisting of repayments of borrowings outstanding under our term loan of $1.5 million, payments of tax withholdings upon settlement of restricted stock unit awards of $1.2 million, and a deposit payment related to our substation capital lease of $0.4 million.
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
The amended and restated credit agreement permits the issuance of letters of credit upon Switch, Ltd.’s request of up to $30.0 million. As of March 31, 2019, we had no borrowings outstanding under the revolving credit facility and $500.0 million of availability. As of March 31, 2019, we had $585.3 million of borrowings outstanding under the term loan (net of deferred debt issuance costs) with $400.0 million effectively fixed at 4.73% pursuant to interest rate swap agreements entered into in January and February 2019 and the remaining borrowings outstanding accruing interest at an underlying variable rate of 4.75%. Upon satisfying certain conditions, the amended and restated credit agreement provides that Switch, Ltd. can increase the amount available for borrowing under the credit facilities no more than five times (up to an additional $75.0 million in total, plus an additional amount subject to certain leverage restrictions) during the term of the amended and restated credit agreement.
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

Switch, Inc. | Q1 2019 Form 10-Q | 27

revolving credit facility we incur a fee on unused lender commitments based on the applicable margin and payment is due and payable in arrears on the last day of each calendar quarter.
The credit agreement contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations, subject to specified exceptions and baskets, on incurring additional debt, incurring additional liens, encumbrances or contingent liabilities, making investments in other persons or property, selling or disposing of its assets, merging with or acquiring other companies, liquidating or dissolving ourselves or any of the subsidiary guarantors, engaging in any business that is not otherwise a related line of business, engage in certain transactions with affiliates, paying dividends or making certain other restricted payments, and making loans, advances or guarantees. The terms of the credit agreement also require compliance with the consolidated total leverage ratio (as defined in the amended and restated credit agreement) starting with the fiscal quarter ended June 30, 2017. As of March 31, 2019, the maximum consolidated total leverage ratio was 5.00 to 1.00. The maximum consolidated total leverage ratio decreases over time to, and remains at, 4.00 to 1.00 for the quarters ending September 30, 2020 and thereafter through maturity. We were in compliance with this and our other covenants under the credit agreement as of March 31, 2019.
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
Outside of the aforementioned, and any routine transactions made in the ordinary course of business, there have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Switch, Inc. | Q1 2019 Form 10-Q | 28

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to financial market risks, primarily in interest rates related to our debt obligations.
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. As of March 31, 2019, borrowings under our amended and restated credit agreement bear interest at a margin above LIBOR or base rate (each as defined in the amended and restated credit agreement) as selected by us. In January and February 2019, we entered into four interest rate swap agreements; whereby, we will pay a weighted average fixed interest rate (excluding the applicable interest margin) of 2.48% on notional amounts corresponding to borrowings of $400.0 million in exchange for receipts on the same notional amount at a variable interest rate based on the applicable LIBOR at the time of payment. The interest rate swap agreements mature in June 2024. As of March 31, 2019, we had $189.5 million of outstanding borrowings under our credit facilities with an underlying variable interest rate of 4.75%. As of March 31, 2019, a hypothetical increase or decrease of 100 basis points in LIBOR would cause our annual interest cost to change by $1.9 million.
As of March 31, 2019, we had cash and cash equivalents of $87.0 million with cash equivalents of $61.9 million held in money market funds. A hypothetical increase or decrease of 100 basis points in the interest rate on our cash equivalents held in money market funds as of March 31, 2019 would cause our annual interest income to change by $0.6 million.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2019, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, or the Exchange Act). Based on their evaluation, as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.
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
The first material weakness was identified in connection with the audit of our 2016 consolidated financial statements. This material weakness was due to a failure of the information and communication component of internal control to provide complete and accurate output because of deficiencies in the communication process. Contracts executed by various departments were not communicated, on a timely basis, to the accounting department, resulting in recording of out-of-period adjustments that impacted the recognition and disclosure of amounts in the consolidated financial statements during the year ended December 31, 2016. We concluded this material weakness continued to exist as of March 31, 2019.
The second material weakness, which was identified in connection with the audit of our 2017 consolidated financial statements, related to an insufficient complement of resources with an appropriate level of accounting expertise, knowledge, and training commensurate with the complexity of our financial reporting matters. This material weakness led to pervasive immaterial adjustments to our annual and interim consolidated financial statements, inadequate review over account reconciliations and the inability to maintain segregation of duties over journal entries resulting in the lack of an effective control environment. We concluded this material weakness continued to exist as of March 31, 2019.

Switch, Inc. | Q1 2019 Form 10-Q | 29

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
Changes in Internal Control over Financial Reporting
Other than as described above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the quarter ended March 31, 2019, to which this report relates, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Switch, Inc. | Q1 2019 Form 10-Q | 30

Part II.	Other Information

Item 1A.	Risk Factors.
There have been no material changes with respect to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 6. Exhibits.

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Articles of Incorporation of Switch, Inc.	8-K	3.1	10/11/2017
3.2		Amended and Restated Bylaws of Switch, Inc.	8-K	3.2	10/11/2017
10.1	†	Executive Severance Agreement by and among Switch, Ltd., Switch, Inc., and Rob Roy dated April 10, 2019.	8-K	10.1	4/16/2019
10.2	†	Executive Severance Agreement by and among Switch, Ltd., Switch, Inc., and Thomas Morton dated April 10, 2019.	8-K	10.2	4/16/2019
10.3	†	Executive Severance Agreement by and among Switch, Ltd., Switch, Inc., and Gabe Nacht dated April 10, 2019.	8-K	10.3	4/16/2019
31.1	*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document (submitted electronically herewith).
101.SCH	*	XBRL Taxonomy Extension Schema Document (submitted electronically herewith).
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically herewith).
101.DEF	*	XBRL Extension Definition Linkbase Document (submitted electronically herewith).
101.LAB	*	XBRL Taxonomy Label Linkbase Document (submitted electronically herewith).
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically herewith).

___________________________________________________________________
*    Filed herewith.
#    Furnished herewith.
†    Indicates a management contract or compensatory plan or arrangement.

Switch, Inc. | Q1 2019 Form 10-Q | 31

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Switch, Inc. (Registrant)

Date:	May 10, 2019	/s/ Gabe Nacht
Gabe Nacht Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)