Form 10-Q
period 2019-06-30
Switch, Inc.
filed 2019-08-09
CIK 1710583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
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

Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
As of August 1, 2019, the registrant had 84,339,373 shares of Class A common stock, 117,782,283 shares of Class B common stock, and 42,944,647 shares of Class C common stock outstanding.

Switch, Inc.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Switch, Inc. | Q2 2019 Form 10-Q | 1

Switch, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,169	$81,560
Accounts receivable, net of allowance of $331 and $426, respectively	14,259	17,654
Prepaid expenses	4,500	6,781
Other current assets	2,359	2,332
Total current assets	81,287	108,327
Property and equipment, net	1,346,348	1,302,770
Long-term deposit	4,085	3,333
Deferred income taxes	75,054	28,550
Other assets	18,103	17,050
TOTAL ASSETS	$1,524,877	$1,460,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt, current portion	$6,000	$6,000
Accounts payable	23,842	20,501
Accrued salaries and benefits	9,897	5,258
Accrued expenses	12,049	9,778
Accrued construction payables	11,620	12,729
Deferred revenue, current portion	10,598	10,800
Customer deposits	10,062	9,962
Total current liabilities	84,068	75,028
Long-term debt, net	577,969	580,566
Capital lease obligations	19,466	19,466
Deferred revenue	26,870	22,260
Liabilities under tax receivable agreement	112,011	52,535
Other long-term liabilities	14,578	1,823
TOTAL LIABILITIES	834,962	751,678
Commitments and contingencies (Note 5 and Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value per share, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value per share, 750,000 shares authorized, 78,085 and 55,218 shares issued and outstanding, respectively	78	55
Class B common stock, $0.001 par value per share, 300,000 shares authorized, 124,870 and 148,481 shares issued and outstanding, respectively	125	149
Class C common stock, $0.001 par value per share, 75,000 shares authorized, 42,945 shares issued and outstanding	43	43
Additional paid in capital	198,231	140,191
Retained earnings	454	2,693
Accumulated other comprehensive income	79	79
Total Switch, Inc. stockholders’ equity	199,010	143,210
Noncontrolling interest	490,905	565,142
TOTAL STOCKHOLDERS’ EQUITY	689,915	708,352
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,524,877	$1,460,030

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q2 2019 Form 10-Q | 2

Switch, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$111,587	$102,161	$218,619	$199,878
Cost of revenue	57,889	55,194	115,189	110,050
Gross profit	53,698	46,967	103,430	89,828
Selling, general and administrative expense	33,047	31,139	67,298	64,590
Income from operations	20,651	15,828	36,132	25,238
Other income (expense):
Interest expense, including $409, $409, $818, and $818, respectively, in amortization of debt issuance costs	(7,338)	(6,144)	(14,469)	(12,417)
Equity in net losses of investments	—	—	—	(331)
Loss on interest rate swaps	(8,781)	—	(13,766)	—
Other	516	822	1,019	1,851
Total other expense	(15,603)	(5,322)	(27,216)	(10,897)
Income before income taxes	5,048	10,506	8,916	14,341
Income tax expense	(442)	(967)	(639)	(852)
Net income	4,606	9,539	8,277	13,489
Less: net income attributable to noncontrolling interest	3,428	8,718	6,399	11,997
Net income attributable to Switch, Inc.	$1,178	$821	$1,878	$1,492

Net income per share (Note 10):
Basic	$0.02	$0.02	$0.03	$0.04
Diluted	$0.01	$0.02	$0.03	$0.04

Weighted average shares used in computing net income per share (Note 10):
Basic	77,714	42,358	66,686	39,197
Diluted	79,021	42,463	247,227	39,296

Other comprehensive income:
Foreign currency translation adjustment, before and after tax	—	—	—	331
Comprehensive income	4,606	9,539	8,277	13,820
Less: comprehensive income attributable to noncontrolling interest	3,428	8,718	6,399	12,280
Comprehensive income attributable to Switch, Inc.	$1,178	$821	$1,878	$1,540

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q2 2019 Form 10-Q | 3

Switch, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Switch, Inc. Stockholders’ Equity

	Class A Common Stock		Class B Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balance—December 31, 2018	55,218	$55	148,481	$149	42,945	$43	$140,191	$2,693	$79	$565,142	$708,352
Net income	—	—	—	—	—	—	—	700	—	2,971	3,671
Equity-based compensation expense	—	—	—	—	—	—	4,160	—	—	3,985	8,145
Issuance of Class A common stock upon settlement of restricted stock unit awards, net of shares withheld for tax	463	1	—	—	—	—	(2,016)	—	—	705	(1,310)
Dividends declared ($0.0294 per share)	—	—	—	—	—	—	—	(1,728)	—	—	(1,728)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(6,006)	(6,006)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	—	—	(728)	—	—	—	(728)
Balance—March 31, 2019	55,681	56	148,481	149	42,945	43	141,607	1,665	$79	566,797	710,396
Net income	—	—	—	—	—	—	—	1,178	—	3,428	4,606
Equity-based compensation expense	—	—	—	—	—	—	3,800	—	—	3,643	7,443
Issuance of Class A common stock upon settlement of restricted stock unit awards, net of shares withheld for tax	1	—	—	—	—	—	(195)	—	—	190	(5)
Issuance of restricted stock awards	80	—	—	—	—	—	—	—	—	—	—
Dividends declared ($0.0294 per share)	—	—	—	—	—	—	—	(2,389)	—	—	(2,389)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(4,934)	(4,934)
Exchanges of noncontrolling interest for Class A common stock	22,323	22	(22,323)	(22)	—	—	67,362	—	—	(67,362)	—
Repurchase of common units and cancellation of Class B common stock	—	—	(1,288)	(2)	—	—	(2,738)	—	—	(10,857)	(13,597)
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	—	—	(59,476)	—	—	—	(59,476)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	—	—	47,871	—	—	—	47,871
Balance—June 30, 2019	78,085	$78	124,870	$125	42,945	$43	$198,231	$454	$79	$490,905	$689,915

Switch, Inc. | Q2 2019 Form 10-Q | 4

Switch, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands)
(unaudited)

	Switch, Inc. Stockholders’ Equity

	Class A Common Stock		Class B Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balance—December 31, 2017	35,938	$36	173,624	$174	42,945	$43	$107,008	$1,602	$31	$633,239	$742,133
Net income	—	—	—	—	—	—	—	671	—	3,279	3,950
Equity-based compensation expense	—	—	—	—	—	—	5,278	—	—	7,079	12,357
Issuance of Class A common stock upon settlement of restricted stock unit awards, net of shares withheld for tax	129	—	—	—	—	—	(1,213)	—	—	—	(1,213)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	48	283	331
Balance—March 31, 2018	36,067	36	173,624	174	42,945	43	111,073	2,273	$79	643,880	757,558
Net income	—	—	—	—	—	—	—	821	—	8,718	9,539
Equity-based compensation expense	—	—	—	—	—	—	2,288	—	—	5,921	8,209
Issuance of Class A common stock upon settlement of restricted stock unit awards, net of shares withheld for tax	1	—	—	—	—	—	(7)	—	—	—	(7)
Issuance of restricted stock awards	61	—	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(6,048)	(6,048)
Dividends declared ($0.0147)	—	—	—	—	—	—	—	(1,320)	—	—	(1,320)
Exchanges of noncontrolling interest for Class A common stock	13,424	14	(13,424)	(14)	—	—	37,676	—	—	(37,676)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	—	—	(39,534)	—	—	—	(39,534)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	—	—	20,349	—	—	—	20,349
Balance—June 30, 2018	49,553	$50	160,200	$160	42,945	$43	$131,845	$1,774	$79	$614,795	$748,746

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q2 2019 Form 10-Q | 5

Switch, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,277	$13,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	58,361	50,321
Loss on disposal of property and equipment	107	627
Deferred income taxes	639	852
Amortization of debt issuance costs	818	818
(Benefit) provision for doubtful accounts	(72)	92
Unrealized loss on interest rate swaps	13,765	—
Equity in net losses of investments	—	331
Equity-based compensation	15,588	20,566
Amortization of portfolio energy credits	685	67
Changes in operating assets and liabilities:
Accounts receivable	970	4,861
Prepaid expenses	2,281	1,062
Other current assets	(27)	(100)
Other assets	(1,609)	(853)
Accounts payable	(493)	(499)
Accrued salaries and benefits	4,639	3,214
Accrued expenses	(238)	1,412
Deferred revenue	4,408	(679)
Customer deposits	100	762
Other long-term liabilities	756	(112)
Net cash provided by operating activities	108,955	96,231
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(100,131)	(160,773)
Acquisition of intangible asset	—	(25)
Escrow deposit	—	(3,508)
Proceeds from sale of property and equipment	18	—
Purchase of portfolio energy credits	(544)	(67)
Net cash used in investing activities	(100,657)	(164,373)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings, including capital lease obligations	(3,000)	(3,000)
Change in long-term deposit	2,537	(996)
Payment of tax withholdings upon settlement of restricted stock unit awards	(1,343)	(1,220)
Repurchase of common units	(13,597)	—
Dividends paid to Class A common stockholders	(3,932)	(1,258)
Distributions paid to noncontrolling interest	(10,354)	(6,046)
Net cash used in financing activities	(29,689)	(12,520)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,391)	(80,662)
CASH AND CASH EQUIVALENTS—Beginning of period	81,560	264,666
CASH AND CASH EQUIVALENTS—End of period	$60,169	$184,004

Switch, Inc. | Q2 2019 Form 10-Q | 6

Switch, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$13,555	$11,618
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Increase in liabilities incurred to acquire property and equipment	$2,679	$5,542
Increase in accrued construction payables incurred related to long-term deposit	$746	$—
Increase in deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	$47,143	$20,349
Decrease in noncontrolling interest as a result of exchanges for Class A common stock	$(67,362)	$(37,676)
Recognition of liabilities under tax receivable agreement	$59,476	$39,534
Increase in distributions payable on unvested common units	$586	$—
Increase in dividends payable on unvested restricted stock units	$185	$62
Dividends payable settled with shares of Class A common stock	$28	$—
Distributions used for payment of option loans and related interest	$—	$2

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q2 2019 Form 10-Q | 7

Switch, Inc.
Condensed Notes to Consolidated Financial Statements
(unaudited)

Switch, Inc. | Q2 2019 Form 10-Q | 8

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Management believes that the accompanying consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of these consolidated financial statements. The consolidated results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for any other future annual or interim period.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and all significant intercompany transactions and balances have been eliminated.
As the sole manager of Switch, Ltd., Switch, Inc. operates and controls all of the business and affairs of Switch, has the sole voting interest in, and controls the management of, Switch, and has the obligation to absorb the losses of, and receive benefits from, Switch. Accordingly, Switch, Inc. identifies itself as the primary beneficiary of Switch and began consolidating Switch in its consolidated financial statements as of October 11, 2017, the closing date of the IPO, resulting in a noncontrolling interest related to the common units of Switch, Ltd. (“Common Units”) held by members other than Switch, Inc. on its consolidated financial statements.
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

Switch, Inc. | Q2 2019 Form 10-Q | 9

Concentration of Credit and Other Risks
Although the Company operates primarily in Nevada, realization of its customer accounts receivable and its future operations and cash flows could be affected by adverse economic conditions, both regionally and elsewhere in the United States. During each of the three and six months ended June 30, 2019, the Company’s largest customer and its affiliates comprised 12% of the Company’s revenue. During each of the three and six months ended June 30, 2018, the Company’s largest customer and its affiliates comprised 10% of the Company’s revenue. One customer accounted for 10% or more of accounts receivable as of June 30, 2019 and December 31, 2018.
Fair Value Measurements
Information about the Company’s financial assets and liabilities measured at fair value on a recurring basis is presented below:

		June 30, 2019
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Assets:
Cash equivalents	Cash and cash equivalents	$31,398	$31,398	$—	$—
Liabilities:
Interest rate swaps	Accrued expenses	$2,509	$—	$2,509	$—
Interest rate swaps	Other long-term liabilities	$11,256	$—	$11,256	$—

		December 31, 2018
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Assets:
Cash equivalents	Cash and cash equivalents	$53,293	$53,293	$—	$—
The estimated fair value of the Company’s long-term debt as of June 30, 2019 was approximately $586.5 million, compared to its carrying value, excluding debt issuance costs, of $588.0 million. The estimated fair value of the Company’s long-term debt was based on Level 2 inputs.
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
The Company enters into interest rate swap agreements to manage its interest rate risk associated with variable-rate borrowings. In January and February 2019, Switch, Ltd. entered into four interest rate swap agreements; whereby, Switch, Ltd. will pay a weighted average fixed interest rate (excluding the applicable interest margin) of 2.48% on notional amounts corresponding to borrowings of $400.0 million in exchange for receipts on the same notional amount at a variable interest rate based on the applicable LIBOR at the time of payment. The interest rate swap agreements mature in June 2024 and are not designated as hedging instruments. Losses from derivatives not

Switch, Inc. | Q2 2019 Form 10-Q | 10

designated as hedging instruments, inclusive of periodic net settlement amounts, were recorded in loss on interest rate swaps on the consolidated statements of comprehensive income and totaled $8.8 million and $13.8 million for the three and six months ended June 30, 2019, respectively.
Recent Accounting Pronouncements
The Company will cease to qualify as an emerging growth company on December 31, 2019. Accordingly, the Company will no longer be permitted to adopt new or revised standards on a private company timeline consistent with emerging growth companies that elect not to opt out of the available extended transition period. As a result, adoption dates for Accounting Standards Updates herein effective after December 31, 2019 are reflective of public business entity requirements.
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
The Company will adopt this guidance for the annual reporting period ending December 31, 2019 using the modified retrospective approach for adoption. The Company has assigned internal resources and engaged consulting service providers to assist in evaluating the impact the adoption of this guidance will have on its consolidated financial statements.
ASU 2016-02–Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The principle of ASU 2016-02 is that a lessee should recognize the assets and liabilities that arise from leases. Lessees will need to recognize a right-of-use asset and a lease liability for virtually all of their leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability. For income statement purposes, ASU 2016-02 requires leases to be classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. Lessor accounting will remain largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue

Switch, Inc. | Q2 2019 Form 10-Q | 11

recognition guidance. In addition, in January 2018, the FASB issued ASU 2018-01, which permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expired before the entity’s adoption of ASU 2016-02 and were not previously accounted for as leases. In July 2018, the FASB issued ASU 2018-10, which provides clarifications and improvements on sections of ASU 2016-02, and ASU 2018-11, which provides lessees the option to apply the new guidance to all open leases as of the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and lessors with a practical expedient to account for qualifying non-lease components with associated lease components. In December 2018 and March 2019, the FASB also issued ASU 2018-20 and ASU 2019-01, respectively, which provide additional clarifications on sections of ASU 2016-02.
The Company will adopt this guidance for the annual reporting period ending December 31, 2019. The Company has assigned internal resources and engaged consulting service providers to assist in evaluating the impact the adoption of this guidance will have on its consolidated financial statements.
ASU 2016-13–Financial Instruments–Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Under this guidance, a company will be required to use a new forward-looking “expected loss” model for trade and other receivables that generally will result in the earlier recognition of allowances for losses. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and requires a modified retrospective approach to adoption. In April 2019, the FASB issued ASU 2019-04, which, among other amendments, allows for certain policy elections and practical expedients related to accrued interest on financial instruments. In May 2019, the FASB also issued ASU 2019-05, which granted targeted transition relief by allowing entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements.
ASU 2016-15–Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The areas affected by ASU 2016-15 are debt prepayment and debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. Specifically, under this guidance, cash payments for debt prepayment or debt extinguishment costs will be classified as cash outflows for financing activities. The Company will adopt this guidance for the annual reporting period ending December 31, 2019 retrospectively for all periods presented. Upon adoption of ASU 2016-15, for the year ended December 31, 2017, the Company expects its cash flows from operating activities to increase by $1.5 million and its cash flows provided by financing activities to decrease by $1.5 million.
ASU 2018-13–Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amendments in ASU 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. In addition, in November 2018, the FASB issued ASU 2018-19, which provides clarifications and improvements on sections of ASU 2018-13. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements.
Reclassification
The Company has reclassified the amortization of portfolio energy credits to present it separately from changes in accounts payable on the consolidated statements of cash flows for the six months ended June 30, 2018 to be consistent with the current period presentation. The reclassification had no impact on the Company’s financial condition, results of operations, or net cash flows.

Switch, Inc. | Q2 2019 Form 10-Q | 12

3. Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Land and land improvements	$194,542	$194,711
Buildings, building improvements, and leasehold improvements	424,798	412,089
Substation equipment	19,529	4,247
Data center equipment	971,569	904,722
Vehicles	1,787	1,685
Core network equipment	37,729	34,901
Cloud computing equipment	5,192	5,192
Fiber facilities	10,529	9,912
Computer equipment, furniture, and fixtures	38,235	34,975
Capitalized leased assets	34,355	33,730
Construction in progress	123,656	124,431
Property and equipment, gross	1,861,921	1,760,595
Less: accumulated depreciation and amortization	(515,573)	(457,825)
Property and equipment, net	$1,346,348	$1,302,770
Accumulated amortization for capitalized leased assets totaled $10.6 million and $9.9 million as of June 30, 2019 and December 31, 2018, respectively.
During the six months ended June 30, 2019 and 2018, capitalized interest was $2.3 million and $2.5 million, respectively.
The Company capitalized internal use software costs of $0.5 million and $0.1 million during the three months ended June 30, 2019 and 2018, respectively, and $1.0 million and $0.8 million during the six months ended June 30, 2019 and 2018, respectively.
Total depreciation and amortization of property and equipment recognized on the consolidated statements of comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$29,014	$25,054	$56,824	$49,121
Selling, general and administrative expense	789	664	1,537	1,200
Total depreciation and amortization of property and equipment	$29,803	$25,718	$58,361	$50,321
4. Equity Method Investments
The Company currently holds two investments accounted for under the equity method of accounting, SUPERNAP International, S.A. (“SUPERNAP International”) and Planet3, Inc. (“Planet3”), in which the Company holds a 50% ownership interest and a 45% ownership interest, respectively. As of June 30, 2019 and December 31, 2018, the Company determined that it continued to have a variable interest in both SUPERNAP International and Planet3, as the entities do not have sufficient equity at risk. However, the Company concluded that it is not the primary beneficiary of SUPERNAP International or of Planet3 as it does not have deemed control of either entity. As a result, it does not consolidate either entity into its consolidated financial statements.
As of March 31, 2018, the Company’s carrying value of its investment in SUPERNAP International was reduced to zero as a result of recording its share of the investee’s losses. Accordingly, as the Company does not have any guaranteed obligations and is not otherwise committed to provide further financial support to SUPERNAP International, the Company discontinued the equity method of accounting for its investment in SUPERNAP International as of March 31, 2018 and will not provide for additional losses until its share of future net income or comprehensive income, if any, equals the share of net losses or comprehensive losses not recognized during the period the equity method was suspended. The Company’s share of net loss recorded during the six months ended

Switch, Inc. | Q2 2019 Form 10-Q | 13

June 30, 2018 amounted to $0.3 million. As of June 30, 2019 and December 31, 2018, the Company recorded amounts consisting primarily of reimbursable expenses due from SUPERNAP International of $0.2 million and $0.4 million, respectively, within accounts receivable on the consolidated balance sheets.
5. Leases
During the three months ended June 30, 2019 and 2018, rent expense related to operating leases was $2.2 million and $2.0 million, respectively. During the six months ended June 30, 2019 and 2018, rent expense related to operating leases was $4.1 million and $3.9 million, respectively. Related party rent included in these amounts was $1.5 million and $1.3 million for the three months ended June 30, 2019 and 2018, respectively, and $2.7 million and $2.5 million for the six months ended June 30, 2019 and 2018, respectively.
In June 2019, the Company received county approval of an operating lease it previously entered into with an entity in which a member of its Board of Directors has a beneficial ownership interest for the lease of land. The operating lease requires annual payments of $2.5 million over a non-cancellable term of 50 years, commencing July 1, 2019, for a total obligation of $126.9 million.
6. Commitments and Contingencies
Legal Proceedings
On September 7, 2017, Switch, Ltd. and Switch, Inc. were named in a lawsuit filed in the U.S. District Court for the District of Nevada by V5 Technologies formerly d/b/a Cobalt Data Centers. The lawsuit alleges, among other things, that Switch, Ltd. and Switch, Inc. monopolized the Las Vegas Metropolitan area of Southern Nevada’s data center colocation market and engaged in unfair business practices leading to the failure of Cobalt Data Centers in 2015 and seeks monetary damages in an amount yet to be disclosed. The parties are currently engaged in discovery. Switch, Ltd. and Switch, Inc. are vigorously defending the case.
On September 12, 2017, Switch, Ltd. filed a complaint in the Eighth Judicial District of Nevada against the consultant, Stephen Fairfax, and his business, MTechnology Inc. Among other claims, Switch raised allegations of breach of contract and misappropriation of trade secrets. The complaint also alleged that Aligned Data Centers LLC hired Mr. Fairfax and MTechnology to design their data centers; that this consultant had toured Switch under a non-disclosure agreement; and that this consultant breached his confidentiality agreements with Switch by using Switch’s designs to design the Aligned data centers. Switch, Ltd. is seeking an injunction to prevent the defendants in the lawsuit from infringing Switch, Ltd.’s patents, as well as other remedies. The parties are currently engaged in discovery.
Four substantially similar putative class action complaints, captioned Martz v. Switch, Inc. et al. (filed April 20, 2018); Palkon v. Switch, Inc. et al. (filed April 30, 2018); Chun v. Switch, Inc. et al. (filed May 11, 2018); and Silverberg v. Switch, Inc. et al. (filed June 6, 2018), were filed in the Eighth Judicial District of Nevada, and subsequently consolidated into a single case (the “State Court Securities Action”). Additionally, on June 11, 2018, one putative class action complaint captioned Cai v. Switch, Inc. et al. was filed in the United States District Court for the District of New Jersey (the “Federal Court Securities Action,” and collectively with the State Court Securities Action, the “Securities Actions”) and subsequently transferred to the Eighth Judicial District of Nevada in August 2018 and the federal court appointed Oscar Farach lead plaintiff. These lawsuits were filed against Switch, Inc., certain current and former officers and directors and certain underwriters of Switch, Inc.’s IPO alleging federal securities law violations in connection with the IPO. These lawsuits were brought by purported stockholders of Switch, Inc. seeking to represent a class of stockholders who purchased Class A common stock in or traceable to the IPO, and seek unspecified damages and other relief. In October 2018, the state court granted defendants motion to stay the State Court Securities Action in favor of the Federal Court Securities Action. In November 2018, the plaintiffs in the State Court Securities Action filed a petition for writ of mandamus challenging the stay order. In February 2019, Switch, Inc. filed an answer to this petition and plaintiffs in the State Court Securities Action filed their reply in March 2019. The Supreme Court of Nevada has not yet issued its ruling on this petition. In October 2018, the lead plaintiff of the Federal Court Securities Action filed an amended complaint. In November 2018, Switch, Inc. and other defendants filed a motion to dismiss for failure to state a claim and a motion to strike. In July 2019, the federal court granted Switch, Inc.’s motion to dismiss in part, which narrowed the scope of the plaintiff’s case. Switch, Inc. believes that these lawsuits are without merit and intends to continue to vigorously defend against them.
On September 10, 2018, two purported stockholders of Switch, Inc. filed substantially similar shareholder derivative complaints, respectively captioned Liu v. Roy et al., and Zhao v. Roy et al., in the Eighth Judicial District of Nevada, which were subsequently consolidated into a single case (the “Derivative Shareholder Action”). These lawsuits allege breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement against certain current and former officers and directors of Switch, Inc. The plaintiffs also named

Switch, Inc. | Q2 2019 Form 10-Q | 14

Switch, Inc. as a nominal defendant. The complaints arise generally from the same allegations described in the State Court Securities Action and Federal Court Securities Action. The plaintiffs seek unspecified damages on Switch, Inc.’s behalf from the officer and director defendants, certain corporate governance actions, compensatory awards, and other relief. In December 2018, the court granted the parties’ stipulation to stay the Derivative Shareholder Action until the Securities Actions are dismissed with prejudice or until the defendants file an answer in any of the Securities Actions.
On April 8, 2019, Switch, Ltd. filed a complaint in the Eighth Judicial District of Nevada against the Public Utilities Commission of Nevada (the “PUCN”), its regulatory operation staff (the “Staff”), and its staff counsel, Tamara Cordova, in response to a regulatory petition filed by the Staff requesting the PUCN rule whether Switch is (i) a public utility, as defined by the Nevada statute, (ii) provides its services to the public at large, and (iii) charges its customers for electricity at a rate that is higher than the rate Switch pays for electricity at its facilities. In May 2019, Switch and the PUCN agreed that Switch is not a monopoly provider of electric service within the state of Nevada. In June 2019, the Nevada legislature amended the definition of “public utility” to reflect that agreement. Both the Staff’s petition and Switch, Ltd.’s complaint have been dismissed.
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
7. Income Taxes
The Company recorded a net deferred tax asset resulting from changes in the outside basis difference on Switch, Inc.’s investment in Switch, Ltd. of $47.9 million and $47.1 million during the three and six months ended June 30, 2019, respectively, and $20.3 million during the three and six months ended June 30, 2018, with a corresponding increase to additional paid in capital. The Company has determined it is more-likely-than-not that it will be able to realize this deferred tax asset in the future.
Tax Receivable Agreement
The Company has recorded a liability under the tax receivable agreement of $112.0 million and $52.5 million as of June 30, 2019 and December 31, 2018, respectively, which provides for the payment of 85% of the amount of the tax benefits, if any, that Switch, Inc. is deemed to realize as a result of increases in the tax basis of its ownership in Switch, Ltd. related to exchanges of noncontrolling interest for Class A common stock.
8. Equity-Based Compensation
Total equity-based compensation recognized on the consolidated statements of comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$381	$367	$754	$783
Selling, general and administrative expense	7,062	7,842	14,834	19,783
Total equity-based compensation	$7,443	$8,209	$15,588	$20,566

Switch, Inc. | Q2 2019 Form 10-Q | 15

9. Noncontrolling Interest
Ownership
Switch, Inc. owns an indirect minority economic interest in Switch, Ltd., where “economic interests” means the right to receive any distributions, whether cash, property or securities of Switch, Ltd., in connection with Common Units. Switch, Inc. presents interest held by noncontrolling interest holders within noncontrolling interest in the consolidated financial statements. In April 2019, Switch, Inc. issued an aggregate of 22.3 million shares of Class A common stock to members of Switch, Ltd. in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation of an equivalent number of Switch, Inc.’s Class B common stock. The redemption occurred pursuant to the terms of the Switch operating agreement entered into in connection with the Company’s IPO.
In April 2019, Switch, Ltd. elected to repurchase 1.3 million of its outstanding Common Units for $13.6 million upon the exercise by certain members of their respective redemption right. Pursuant to this repurchase, Switch, Inc. canceled an equivalent amount of its shares of Class B common stock. The repurchase is part of a program previously approved by the Board of Directors of the Company and reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
The ownership of the Common Units is summarized as follows:

	June 30, 2019		December 31, 2018
	Units	Ownership %	Units	Ownership %
	(units in thousands)
Switch, Inc.’s ownership of Common Units(1)	78,005	32.2%	55,157	22.7%
Noncontrolling interest holders’ ownership of Common Units(2)	164,227	67.8%	187,440	77.3%
Total Common Units	242,232	100.0%	242,597	100.0%
________________________________________

(1)
Common Units held by Switch, Inc. as of June 30, 2019 exclude 80,000 Common Units underlying unvested restricted stock awards. Common Units held by Switch, Inc. as of December 31, 2018 exclude 61,000 Common Units underlying unvested restricted stock awards.

(2)
Common Units held by noncontrolling interest holders as of June 30, 2019 exclude 3.6 million unvested Common Unit awards. Common Units held by noncontrolling interest holders as of December 31, 2018 exclude 4.0 million unvested Common Unit awards.

The Company uses the weighted average ownership percentages during the period to calculate the income before income taxes attributable to Switch, Inc. and the noncontrolling interest holders of Switch, Ltd.

Switch, Inc. | Q2 2019 Form 10-Q | 16

10. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Net income per share:
Numerator—basic:
Net income attributable to Switch, Inc.—basic	$1,178	$821	$1,878	$1,492
Numerator—diluted:
Net income attributable to Switch, Inc.—basic	$1,178	$821	$1,878	$1,492
Effect of dilutive securities:
Shares of Class B and Class C common stock	—	—	4,939	—
Net income attributable to Switch, Inc.—diluted	$1,178	$821	$6,817	$1,492
Denominator—basic:
Weighted average shares outstanding—basic	77,714	42,358	66,686	39,197
Net income per share—basic	$0.02	$0.02	$0.03	$0.04
Denominator—diluted:
Weighted average shares outstanding—basic	77,714	42,358	66,686	39,197
Weighted average effect of dilutive securities:
Stock/unit options	627	87	334	89
Restricted stock units	618	1	464	1
Dividend equivalent units	22	5	20	3
Restricted stock awards	40	12	37	6
Shares of Class B and Class C common stock	—	—	179,686	—
Weighted average shares outstanding—diluted	79,021	42,463	247,227	39,296
Net income per share—diluted	$0.01	$0.02	$0.03	$0.04
Shares of Class B and Class C common stock do not share in the earnings or losses of Switch, Inc. and are therefore not participating securities. As such, separate calculations of basic and diluted net income per share for each of Class B and Class C common stock under the two-class method have not been presented.
The following table presents potentially dilutive securities excluded from the computation of diluted net income per share for the periods presented because their effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Stock options(1)	6,288	5,602	6,288	5,602
Restricted stock units(1)	1,518	2,118	1,518	2,118
Restricted stock awards(1)	80	—	80	—
Shares of Class B and Class C common stock(2)	167,815	203,145	—	203,145
________________________________________

(1)
Represents the number of instruments outstanding at the end of the period. Application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted net income per share.

(2)	Shares of Class B and Class C common stock at the end of the period are considered potentially dilutive shares of Class A common stock under application of the if-converted method.
11. Segment Reporting
The Company’s chief operating decision maker is its Chief Executive Officer. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. All of the Company’s assets are maintained in the United States, although the Company holds an equity method investment in SUPERNAP International, which has deployed facilities in Italy and Thailand. The Company derives almost all of its revenue from sales to customers in the United States, based upon the billing address of the

Switch, Inc. | Q2 2019 Form 10-Q | 17

customer. Revenue derived from customers outside the United States, based upon the billing address of the customer, was less than 2% of revenue for each of the three and six months ended June 30, 2019 and less than 1% of revenue for each of the three and six months ended June 30, 2018.
The Company’s revenue is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Colocation	$90,711	$81,150	$176,888	$158,869
Connectivity	19,458	18,866	38,351	37,084
Other	1,418	2,145	3,380	3,925
Total revenue	$111,587	$102,161	$218,619	$199,878
12. Subsequent Events
In July 2019, Switch, Inc. issued an aggregate of 6.3 million shares of Class A common stock to members of Switch, Ltd. in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation of an equivalent number of shares of Class B common stock. The redemptions occurred pursuant to the terms of the Switch operating agreement entered into in connection with the Company’s IPO.
In July 2019, Switch, Ltd. also elected to repurchase 0.8 million of its outstanding Common Units for $11.1 million upon the exercise by certain members of their respective redemption right. Pursuant to this repurchase, Switch, Inc. canceled an equivalent number of shares of Class B common stock.
In July 2019, a wholly-owned subsidiary of Switch, Ltd. entered into two power purchase and sale agreements for electricity and a battery energy storage system agreement to purchase 10.1 million megawatt-hours over a term of 25 years and battery capacity of 50 megawatts at a monthly price per kilowatt-month of installed capacity for a term of 20 years. These agreements result in an aggregate purchase commitment of $468.6 million during the respective terms starting on the earlier of October 1, 2022 or upon delivery of the battery energy storage system.
In August 2019, Switch, Inc.’s Board of Directors declared a dividend of $0.0294 per share of Class A common stock, for a total estimated to be $2.5 million, to be paid on August 30, 2019 to holders of record as of August 19, 2019. Prior to the payment of this dividend, Switch, Ltd. will make a cash distribution to all holders of record of Common Units, including Switch, Inc., of $0.0294 per Common Unit, for a total estimated to be $7.2 million.

Switch, Inc. | Q2 2019 Form 10-Q | 18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related condensed notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q, or this Form 10-Q, and with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. Unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” “Switch” and similar references refer to Switch, Inc., and, unless otherwise stated, all of its subsidiaries, including Switch, Ltd., and, unless otherwise stated, all of its subsidiaries.
Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about:

•	our goals and strategies;

•	our expansion plans, including timing for such plans;

•	our future business development, financial condition and results of operations, including factors that may influence such future results of operations;

•	the expected growth of the data center market;

•	our beliefs regarding our design technology and its advantages to our business and financial results;

•	our beliefs regarding opportunities that exist in the data center market due to current industry limitations;

•	our expectations regarding opportunities to grow penetration of existing customers and attract new customers;

•	our beliefs regarding our competitive strengths and the value of our brand;

•	our expectations regarding our revenue streams and drivers of future revenue;

•	our expectations regarding our future capital expenditures and other future expenses, including anticipated increases;

•	our expectations regarding demand for, and market acceptance of, our services;

•	our expectations regarding our customer growth rate;

•
our beliefs regarding the sufficiency of our cash and access to liquidity, and cash generated from operating activities, to satisfy our working capital and capital expenditures for at least the next 12 months;

•	our intentions regarding sources of financing for our operations and capital expenditures;

•	the network effects associated with our business;

•	our plans to further invest in and grow our business, and our ability to effectively manage our growth and associated investments;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to successfully enter new markets;

•	our expectations to enter into joint ventures, strategic collaborations and other similar arrangements;

•	our beliefs regarding our ability to achieve reduced variability of power costs as an unbundled purchaser of energy;

•	our beliefs that we have the necessary permits and approvals to operate our business and that our properties are in substantial compliance with applicable laws;

•	our ability to maintain, protect and enhance our intellectual property and not infringe upon others’ intellectual property;

•	our beliefs regarding the adequacy of our insurance coverage;

•	our expectations regarding loss of our emerging growth company status;

•	our beliefs regarding the effectiveness of efforts to improve our internal control over financial reporting;

•	our plans regarding our repurchase program of common membership interests in Switch, Ltd., or Common Units;

•	our expectations regarding future declarations of dividends and cash distributions; and

Switch, Inc. | Q2 2019 Form 10-Q | 19

•
our expectations regarding payments under the tax receivable agreement entered into with members of Switch, Ltd., or the Tax Receivable Agreement, contingent upon our taxable income and the applicable tax rate.

We qualify all of our forward-looking statements by the cautionary statements below. The forward-looking statements in this Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. The most important factors that could prevent us from achieving our goals and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to, the following:

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

Switch, Inc. | Q2 2019 Form 10-Q | 20

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
We presently own and operate three primary campus locations, called Primes, which encompass 11 colocation facilities with an aggregate of up to 4.4 million gross square feet, or GSF, of space. Our Primes consist of The Core Campus in Las Vegas, Nevada; The Citadel Campus near Reno, Nevada; and The Pyramid Campus in Grand Rapids, Michigan. In addition, we are constructing a fourth Prime, The Keep Campus, in Atlanta, Georgia. In addition to our Primes, we hold a 50% ownership interest in SUPERNAP International, S.A., or SUPERNAP International, which has deployed facilities in Italy and Thailand. Until March 31, 2018, we accounted for this ownership interest under the equity method of accounting.
We currently have more than 950 customers, including some of the world’s largest technology and digital media companies, cloud, IT and software providers, financial institutions and network and telecommunications providers. Our ecosystem connects over 250 cloud, IT and software providers and over 90 network and telecommunications providers. Our business is based on a recurring revenue model comprised of (1) colocation, which includes the licensing and leasing of cabinet space and power; and (2) connectivity services, which include cross-connects, broadband services and external connectivity. We consider these services recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract. We derive more than 95% of our revenue from recurring revenue and we expect to continue to do so for the foreseeable future. For the six months ended June 30, 2019 and 2018, our largest customer, eBay, Inc. and its affiliates, accounted for 12% and 10% of our revenue, respectively.
Our non-recurring revenue is primarily comprised of installation services related to a customer’s initial deployment. These services are non-recurring because they are typically billed once, upon completion of the installation.
We generated net income of $4.6 million and $9.5 million during the three months ended June 30, 2019 and 2018, respectively. During the three months ended June 30, 2019 and 2018, we generated Adjusted EBITDA of $58.5 million and $50.3 million, respectively, representing an Adjusted EBITDA margin of 52.4% and 49.2%, respectively.
We generated net income of $8.3 million and $13.5 million during the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019 and 2018, we generated Adjusted EBITDA of $112.2 million and $97.2 million, respectively, representing an Adjusted EBITDA margin of 51.3% and 48.6%, respectively.
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
Growth and Expansion Activities. Our future revenue growth will depend on our ability to maintain our existing revenue base while expanding and increasing utilization at our existing and developing Prime Campus locations. Our existing Prime Campus locations currently encompass 11 colocation facilities with an aggregate of up to 4.4

Switch, Inc. | Q2 2019 Form 10-Q | 21

million GSF of space and up to 455 MW of power. As of June 30, 2019, the utilization rates at these Prime Campuses, based on currently available cabinets, were approximately 93%, 66%, and 91% at The Core Campus, The Citadel Campus, and The Pyramid Campus, respectively. Additionally, each of our existing Primes has room for further expansion. We may be unable to attract customers to our data centers or retain them for a number of reasons, including if we fail to provide competitive pricing terms, provide space that is deemed to be inferior to that of our competitors or are unable to provide services that our existing and potential customers desire.
Cost of Power. We are a large consumer of power, and the cost of energy accounts for a significant portion of our cost of revenue. We require power supply to provide many services we offer, such as powering and cooling our customers’ IT equipment and operating critical data center plant and equipment infrastructure. Pursuant to our service agreements, we provide our customers with a committed level of power supply availability and we have committed to operating our data centers with 100% clean and renewable energy. Most of our customer agreements provide the ability to increase our cost of service in response to an increase in the cost of energy; however, our gross profit can be adversely affected by increases in our cost of energy if we choose not to pass along the increases to our customers. For instance, the seasonal increase in energy costs during the summer months has not historically resulted in an adjustment to our customer pricing, and therefore has resulted in a decrease in our gross profit in those periods. Nonetheless, as an unbundled purchaser of energy in Nevada, we are able to purchase power in the open market through long-term power contracts, which we believe reduces variability of energy costs. Additionally, our existing customers may not renew their contracts with us or may reduce the services purchased from us, or we may be unable to attract new customers, if we experience increased energy costs or limited availability of power resources, including clean and renewable energy. Our brand or reputation could be adversely affected if we are unable to operate our data centers with 100% clean and renewable energy.
Capital Expenditures. Our growth and expansion initiatives require significant capital. The costs of constructing, developing, operating and maintaining data centers and growing our operations are substantial. While we strive to match the growth of our facilities to the demand for services, we still must spend significant amounts before we receive any revenue. If we are unable to generate sufficient capital to meet our anticipated capital requirements, our growth could slow and operations could be adversely affected. Our maintenance capital expenditures were $3.5 million and $2.0 million for the six months ended June 30, 2019 and 2018, respectively.
Growth in Customers. Our results of operations could be significantly affected by the growth or reduction of our customer base. We have over 950 customers, including some of the world’s largest technology and digital media companies, cloud, IT and software providers, financial institutions and network and telecommunications providers. We believe we have significant opportunities to both grow penetration of our existing customers as well as attract new customers. Our ability to attract new customers depends on a number of factors, including our ability to offer high quality services at competitive prices and the capability of our marketing and sales team to attract new customers. Additionally, a significant portion of our revenue is highly dependent on our top 10 customers and the loss of these customers or any significant decrease in their business could adversely affect our results of operations.
Key Metrics and Non-GAAP Financial Measures
We monitor the following unaudited key metrics and financial measures that are not calculated in accordance with accounting principles generally accepted in the United States of America, or GAAP, to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Recurring revenue	$109,582	$99,300	$214,073	$194,569
Capital expenditures	$54,185	$99,386	$100,131	$160,773
Adjusted EBITDA	$58,502	$50,283	$112,156	$97,176
Adjusted EBITDA margin	52.4%	49.2%	51.3%	48.6%
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

Switch, Inc. | Q2 2019 Form 10-Q | 22

The following table sets forth a reconciliation of recurring revenue to total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Recurring revenue	$109,582	$99,300	$214,073	$194,569
Non-recurring revenue	2,005	2,861	4,546	5,309
Revenue	$111,587	$102,161	$218,619	$199,878
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

Switch, Inc. | Q2 2019 Form 10-Q | 23

The following table sets forth a reconciliation of our net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$4,606	$9,539	$8,277	$13,489
Interest expense	7,338	6,144	14,469	12,417
Interest income(1)	(257)	(707)	(565)	(1,427)
Income tax expense	442	967	639	852
Depreciation and amortization of property and equipment	29,803	25,718	58,361	50,321
Loss on disposal of property and equipment	64	413	107	627
Loss on interest rate swaps	8,781	—	13,766	—
Equity-based compensation	7,443	8,209	15,588	20,566
Equity in net losses of investments	—	—	—	331
Shareholder-related litigation expense	282	—	1,514	—
Adjusted EBITDA	$58,502	$50,283	$112,156	$97,176
________________________________________

(1)	Interest income is included in the “Other” line of other income (expense) in our consolidated statements of comprehensive income.
Components of Results of Operations
Revenue
During the three and six months ended June 30, 2019 and 2018, we derived more than 95% of our revenue from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing and leasing of cabinet space and power; and (2) connectivity services, which include cross-connects, broadband services and external connectivity. The remainder of our revenue is from non-recurring revenue, which primarily includes installation services related to a customer’s initial deployment and contract settlements. Based on the current growth stage of our business, we expect increases in revenue to be driven primarily by increases in volume, rather than changes in the prices we charge to our customers.
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
Cost of Revenue
Cost of revenue consists primarily of depreciation and amortization expense, expenses associated with the operations of our facilities, including electricity and other utility costs and repairs and maintenance, data center employees’ salaries and benefits, including equity-based compensation, connectivity costs, and rental payments related to our leased buildings and land used in data center operations. A substantial portion of our cost of revenue is fixed in nature and may not vary significantly from period to period, unless we expand our existing data centers or open new data centers. However, there are certain costs that are considered more variable in nature, including utilities and supplies that are directly related to growth in our existing and new customer base. We have seen the cost of our utilities, specifically electricity, decrease as we are an unbundled purchaser of energy in Nevada, and are able to purchase energy from the open market. The largest portion of our utility costs is fixed and a smaller portion is variable with market conditions.
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

Switch, Inc. | Q2 2019 Form 10-Q | 24

Operating Expenses
Selling, General and Administrative Expense
Selling, general and administrative expense consists primarily of salaries and related expenses, including equity-based compensation, accounting, legal and other professional service fees, real estate and personal property taxes, rental payments related to our corporate office lease, marketing and selling expenses, including sponsorships, commissions paid to partners, travel, depreciation and amortization expense, insurance, and other facility and employee related costs. This expense classification may not be comparable to those of other companies. We expect to incur additional selling, general and administrative expenses as we continue to scale our operations to invest in sales and marketing initiatives to further increase our revenue and support our growth. We also expect to continue to incur general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of the New York Stock Exchange, additional expenses related to the loss of our emerging growth company status expected to occur on December 31, 2019, additional insurance expenses, investor relations activities and other administrative and professional services. Further, we expect to continue to incur general and administrative expenses in the form of equity-based compensation as a result of the continued vesting of Common Unit awards granted to certain of our executives in 2017 and other equity awards. As a result, we expect that our selling, general and administrative expense will continue to increase in absolute dollars, but may fluctuate as a percentage of our revenue from period to period.
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
Loss on Interest Rate Swaps
Loss on interest rate swaps consists of changes in the fair value of interest rate swaps used to mitigate our exposure to interest rate risk, inclusive of periodic net settlement amounts.
Other
Other income (expense) primarily consist of other items that have impacted our results of operations such as interest income and gains and losses resulting from other transactions.
Income Taxes
As a result of our initial public offering, or IPO, and certain organizational transactions completed in connection with our IPO, we became the sole manager of Switch, Ltd., which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Switch, Ltd. is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Switch, Ltd. is passed through to, and included in the taxable income or loss of, its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss generated by Switch, Ltd.

Switch, Inc. | Q2 2019 Form 10-Q | 25

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
Results of Operations
The following table sets forth our results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Consolidated Statements of Income Data:
Revenue	$111,587	$102,161	$218,619	$199,878
Cost of revenue	57,889	55,194	115,189	110,050
Gross profit	53,698	46,967	103,430	89,828
Selling, general and administrative expense	33,047	31,139	67,298	64,590
Income from operations	20,651	15,828	36,132	25,238
Other income (expense):
Interest expense, including amortization of debt issuance costs	(7,338)	(6,144)	(14,469)	(12,417)
Equity in net losses of investments	—	—	—	(331)
Loss on interest rate swaps	(8,781)	—	(13,766)	—
Other	516	822	1,019	1,851
Total other expense	(15,603)	(5,322)	(27,216)	(10,897)
Income before income taxes	5,048	10,506	8,916	14,341
Income tax expense	(442)	(967)	(639)	(852)
Net income	4,606	9,539	8,277	13,489
Less: net income attributable to noncontrolling interest	3,428	8,718	6,399	11,997
Net income attributable to Switch, Inc.	$1,178	$821	$1,878	$1,492

Switch, Inc. | Q2 2019 Form 10-Q | 26

The following table sets forth the consolidated statements of income data presented as a percentage of revenue. Amounts may not sum due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Consolidated Statements of Income Data:
Revenue	100%	100%	100%	100%
Cost of revenue	52	54	53	55
Gross profit	48	46	47	45
Selling, general and administrative expense	30	30	31	32
Income from operations	19	15	17	13
Other income (expense):
Interest expense, including amortization of debt issuance costs	(7)	(6)	(7)	(6)
Equity in net losses of investments	—	—	—	—
Loss on interest rate swaps	(8)	—	(6)	—
Other	—	1	—	1
Total other expense	(14)	(5)	(12)	(5)
Income before income taxes	5	10	4	7
Income tax expense	—	(1)	—	—
Net income	4	9	4	7
Less: net income attributable to noncontrolling interest	3	9	3	6
Net income attributable to Switch, Inc.	1%	1%	1%	1%
Comparison of the Three Months Ended June 30, 2019 and 2018
Revenue

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Colocation	$90,711	$81,150	$9,561	12%
Connectivity	19,458	18,866	592	3%
Other	1,418	2,145	(727)	(34)%
Revenue	$111,587	$102,161	$9,426	9%
Revenue increased by $9.4 million, or 9%, for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The increase was primarily attributable to increases of $9.6 million in colocation revenue. Of the overall increase, 57% was attributable to new customers initiating service after June 30, 2018, and the remaining 43% was attributable to growth from existing customers. Our revenue churn rate, which we define as the reduction in recurring revenue attributable to customer terminations or non-renewal of expired contracts, divided by revenue at the beginning of the period, was 0.2% and less than 0.1% during the three months ended June 30, 2019 and 2018, respectively.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue	$57,889	$55,194	$2,695	5%
Gross margin	48.1%	46.0%
Cost of revenue increased by $2.7 million, or 5%, for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The increase was primarily attributable to an increase of $4.0 million in depreciation

Switch, Inc. | Q2 2019 Form 10-Q | 27

and amortization expense due to additional property and equipment being placed into service, partially offset by decreases of $0.6 million in salaries and related employee expenses, primarily due to an increase in capitalized labor resulting from the continued buildout of our data center facilities, $0.4 million in facilities costs, and $0.2 million in connectivity costs. Accordingly, gross margin increased by 210 basis points for the three months ended June 30, 2019, compared to the three months ended June 30, 2018.
Selling, General and Administrative Expense

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Selling, general and administrative expense	$33,047	$31,139	$1,908	6%
Selling, general and administrative expense increased by $1.9 million, or 6%, for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The increase was primarily attributable to an increase of $1.7 million in professional fees for consulting, legal, and accounting services.
Other Income (Expense)

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(7,338)	$(6,144)	$(1,194)	19%
Loss on interest rate swaps	(8,781)	—	(8,781)	NM
Other	516	822	(306)	(37)%
Total other expense	$(15,603)	$(5,322)	$(10,281)	193%
________________________________________
NM - Not meaningful
Interest Expense
Interest expense increased by $1.2 million, or 19%, for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The increase was driven by an increase in our weighted average interest rate from 4.17% for the three months ended June 30, 2018 to 4.74% for the three months ended June 30, 2019, related to our LIBOR-based borrowings.
Loss on Interest Rate Swaps
In January and February 2019, we entered into four interest rate swap agreements to mitigate our exposure to interest rate risk. We recorded a loss on interest rate swaps that do not qualify for hedge accounting of $8.8 million from changes in the fair value for the three months ended June 30, 2019.
Other
Other income decreased by $0.3 million, or 37%, for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to a decrease in interest income earned on our cash equivalents.
Income Tax Expense

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Income tax expense	$(442)	$(967)	$525	(54)%

Switch, Inc. | Q2 2019 Form 10-Q | 28

Income tax expense decreased by $0.5 million, or 54%, for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. Income tax expense is driven by our allocable share of Switch, Ltd.’s income and loss before income taxes.
Net Income Attributable to Noncontrolling Interest

	Three Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Net income attributable to noncontrolling interest	$3,428	$8,718	$(5,290)	(61)%

Net income attributable to noncontrolling interest decreased by $5.3 million, or 61%, for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to a decrease in net income.
Comparison of the Six Months Ended June 30, 2019 and 2018
Revenue

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Colocation	$176,888	$158,869	$18,019	11%
Connectivity	38,351	37,084	1,267	3%
Other	3,380	3,925	(545)	(14)%
Revenue	$218,619	$199,878	$18,741	9%
Revenue increased by $18.7 million, or 9%, for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase was primarily attributable to increases of $18.0 million in colocation revenue. Of the overall increase, 47% was attributable to new customers initiating service after June 30, 2018, and the remaining 53% was attributable to growth from existing customers. Our revenue churn rate was 0.5% and 0.1% during the six months ended June 30, 2019 and 2018, respectively.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue	$115,189	$110,050	$5,139	5%
Gross margin	47.3%	44.9%
Cost of revenue increased by $5.1 million, or 5%, for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase was primarily attributable to an increase of $7.7 million in depreciation and amortization expense due to additional property and equipment being placed into service, partially offset by decreases of $1.4 million in salaries and related employee expenses, primarily due to an increase in capitalized labor resulting from the continued buildout of our data center facilities, $0.5 million in connectivity costs, and $0.5 million in facilities costs. Accordingly, gross margin increased by 240 basis points for the six months ended June 30, 2019, compared to the six months ended June 30, 2018.

Switch, Inc. | Q2 2019 Form 10-Q | 29

Selling, General and Administrative Expense

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Selling, general and administrative expense	$67,298	$64,590	$2,708	4%
Selling, general and administrative expense increased by $2.7 million, or 4%, for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase was primarily attributable to increases of $4.5 million in professional fees for consulting, legal, and accounting services, partially offset by a decrease of $2.3 million in salaries and related employee expenses due to non-cash compensation expense primarily related to the Common Unit awards granted in 2017 and certain fully-vested restricted stock unit awards granted in 2018 to certain of our executives.
Other Income (Expense)

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(14,469)	$(12,417)	$(2,052)	17%
Equity in net losses of investments	—	(331)	331	(100)%
Loss on interest rate swaps	(13,766)	—	(13,766)	NM
Other	1,019	1,851	(832)	(45)%
Total other expense	$(27,216)	$(10,897)	$(16,319)	150%
________________________________________
NM - Not meaningful
Interest Expense
Interest expense increased by $2.1 million, or 17%, for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase was driven by an increase in our weighted average interest rate from 4.01% for the six months ended June 30, 2018 to 4.74% for the six months ended June 30, 2019, related to our LIBOR-based borrowings.
Equity in Net Losses of Investments
Equity in net losses of investments of $0.3 million related to the financial performance of our equity method investment in SUPERNAP International for the six months ended June 30, 2018. As the carrying value of our investment in SUPERNAP International was reduced to zero as a result of recording our share of its losses as of March 31, 2018, we discontinued the equity method of accounting and will not provide for additional losses until our share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.
Loss on Interest Rate Swaps
In January and February 2019, we entered into four interest rate swap agreements to mitigate our exposure to interest rate risk. We recorded a loss on interest rate swaps that do not qualify for hedge accounting of $13.8 million from changes in the fair value for the six months ended June 30, 2019.
Other
Other income decreased by $0.8 million, or 45%, for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to a decrease in interest income earned on our cash equivalents.

Switch, Inc. | Q2 2019 Form 10-Q | 30

Income Tax Expense

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Income tax expense	$(639)	$(852)	$213	(25)%

Income tax expense decreased by $0.2 million, or 25%, for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. Income tax expense is driven by our allocable share of Switch, Ltd.’s income and loss before income taxes.
Net Income Attributable to Noncontrolling Interest

	Six Months Ended June 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Net income attributable to noncontrolling interest	$6,399	$11,997	$(5,598)	(47)%

Net income attributable to noncontrolling interest decreased by $5.6 million, or 47%, for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to a decrease in net income.
Liquidity and Capital Resources
Switch, Inc. is a holding company and has no material assets other than its ownership of Common Units. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of Switch, Ltd. and its subsidiaries and any distributions we receive from Switch, Ltd. The terms of the amended and restated credit agreement limit the ability of Switch, Ltd., among other things, to incur additional debt, incur additional liens, encumbrances or contingent liabilities, and pay distributions or make certain other restricted payments.
As of June 30, 2019, we had $60.2 million of cash and cash equivalents. As of June 30, 2019, our total indebtedness was comprised of debt and financing obligations totaling $603.4 million consisting of (i) $584.0 million principal from our term loan facility (net of debt issuance costs) and (ii) $19.4 million from our capital lease obligations. As of June 30, 2019, we had access to $500.0 million in additional liquidity from our revolving credit facility. For the year ending December 31, 2019, we expect to incur $210 million to $260 million in capital expenditures (excluding acquisitions of land); however, the exact amount will depend on a number of factors. We believe we have sufficient cash and access to liquidity, coupled with anticipated cash generated from operating activities, to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including repayment of the current portion of our debt as it becomes due and completion of our development projects.
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
In August 2018, our board of directors authorized a program by which Switch, Ltd. may repurchase up to $150.0 million of its outstanding Common Units for cash and Switch, Inc. will cancel a corresponding amount of Class B common shares. The program was effective immediately upon authorization, but may be suspended or discontinued at any time without notice. Repurchases under the Common Unit repurchase program will be funded from our existing cash and cash equivalents. As of June 30, 2019, we had $75.8 million remaining in repurchase authority, of which $11.1 million was used to repurchase Common Units in July 2019.

Switch, Inc. | Q2 2019 Form 10-Q | 31

Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$108,955	$96,231
Net cash used in investing activities	(100,657)	(164,373)
Net cash used in financing activities	(29,689)	(12,520)
Net decrease in cash and cash equivalents	$(21,391)	$(80,662)
Cash Flows from Operating Activities
Cash from operating activities is primarily generated from operating income from our colocation and connectivity services.
Net cash provided by operating activities for the six months ended June 30, 2019 was $109.0 million, compared to $96.2 million for the six months ended June 30, 2018. The increase of $12.8 million was primarily due to increased operations in our expanded data center facilities and changes in our working capital accounts.
Cash Flows from Investing Activities
During the six months ended June 30, 2019, net cash used in investing activities was $100.7 million, primarily consisting of capital expenditures of $100.1 million related to the expansion of our data center facilities.
During the six months ended June 30, 2018, net cash used in investing activities was $164.4 million, primarily consisting of capital expenditures of $160.8 million related to the expansion of our data center facilities and amounts in escrow for the acquisition of property and equipment of $3.5 million.
Cash Flows from Financing Activities
During the six months ended June 30, 2019, net cash used in financing activities was $29.7 million, consisting of $13.6 million for the repurchase of Common Units, distributions paid to noncontrolling interest of $10.4 million, repayments of borrowings outstanding under our term loan of $3.0 million, dividends paid of $3.9 million, and payments of tax withholdings upon settlement of restricted stock unit awards of $1.3 million, partially offset by a $2.5 million refund of deposits related to our substation capital lease.
During the six months ended June 30, 2018, net cash used in financing activities was $12.5 million, primarily consisting of distributions paid to noncontrolling interest of $6.0 million, repayments of borrowings outstanding under our term loan of $3.0 million, dividends paid of $1.3 million, and payments of tax withholdings upon settlement of restricted stock unit awards of $1.2 million.
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
The amended and restated credit agreement permits the issuance of letters of credit upon our request of up to $30.0 million. As of June 30, 2019, we had no borrowings outstanding under the revolving credit facility and $500.0 million of availability. As of June 30, 2019, we had $584.0 million of borrowings outstanding under the term loan (net of deferred debt issuance costs) with $400.0 million effectively fixed at 4.73% pursuant to interest rate swap agreements entered into in January and February 2019 and the remaining borrowings outstanding accruing interest at an underlying variable rate of 4.65%. Upon satisfying certain conditions, the amended and restated credit agreement provides that we can increase the amount available for borrowing under the credit facilities no more than five times (up to an additional $75.0 million in total, plus an additional amount subject to certain leverage restrictions) during the term of the amended and restated credit agreement.
The credit facilities are secured by a first priority security interest in substantially all of Switch, Ltd.’s tangible and intangible personal property and guaranteed by certain of its wholly-owned subsidiaries. Interest on the credit

Switch, Inc. | Q2 2019 Form 10-Q | 32

facilities is calculated based on the base rate plus the applicable margin or a LIBOR rate plus the applicable margin (each as defined in the amended and restated credit agreement), at our election. Interest calculations are based on 365/366 days for a base rate loan and 360 days for a LIBOR loan. Base rate interest payments are due and payable in arrears on the last day of each calendar quarter. LIBOR rate interest payments are due and payable on the last day of each selected interest period (not to extend beyond three-month intervals). In addition, under the revolving credit facility we incur a fee on unused lender commitments based on the applicable margin and payment is due and payable in arrears on the last day of each calendar quarter.
The credit agreement contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations, subject to specified exceptions and baskets, on incurring additional debt, incurring additional liens, encumbrances or contingent liabilities, making investments in other persons or property, selling or disposing of our assets, merging with or acquiring other companies, liquidating or dissolving ourselves or any of the subsidiary guarantors, engaging in any business that is not otherwise a related line of business, engage in certain transactions with affiliates, paying dividends or making certain other restricted payments, and making loans, advances or guarantees. The terms of the credit agreement also require compliance with the consolidated total leverage ratio (as defined in the amended and restated credit agreement) starting with the fiscal quarter ended June 30, 2017. As of June 30, 2019, the maximum consolidated total leverage ratio was 5.00 to 1.00. The maximum consolidated total leverage ratio decreases over time to, and remains at, 4.00 to 1.00 for the quarters ending September 30, 2020 and thereafter through maturity. We were in compliance with this and our other covenants under the credit agreement as of June 30, 2019.
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
Contractual Obligations
In January and February 2019, we entered into four interest rate swap agreements; whereby, we pay a weighted average fixed interest rate (excluding the applicable interest margin) of 2.48% on notional amounts corresponding to borrowings of $400.0 million in exchange for receipts on the same notional amount at a variable interest rate based on the applicable LIBOR at the time of payment. The interest rate swap agreements mature in June 2024.
In June 2019, we received county approval of an operating lease with an entity in which a member of our Board of Directors has a beneficial ownership interest for the lease of land. The operating lease requires annual payments of $2.5 million over a non-cancellable term of 50 years, commencing July 1, 2019, for a total obligation of $126.9 million.
In July 2019, we entered into two power purchase and sale agreements for electricity and a battery energy storage system agreement to purchase 10.1 million megawatt-hours over a term of 25 years and battery capacity of 50 megawatts at a monthly price per kilowatt-month of installed capacity for a term of 20 years. These agreements result in an aggregate purchase commitment of $468.6 million during the respective terms starting on the earlier of October 1, 2022 or upon delivery of the battery energy storage system.
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

Switch, Inc. | Q2 2019 Form 10-Q | 33

our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to financial market risks, primarily in interest rates related to our debt obligations.
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. As of June 30, 2019, borrowings under our amended and restated credit agreement bear interest at a margin above LIBOR or base rate (each as defined in the amended and restated credit agreement) as selected by us. In January and February 2019, we entered into four interest rate swap agreements; whereby, we will pay a weighted average fixed interest rate (excluding the applicable interest margin) of 2.48% on notional amounts corresponding to borrowings of $400.0 million in exchange for receipts on the same notional amount at a variable interest rate based on the applicable LIBOR at the time of payment. The interest rate swap agreements mature in June 2024. As of June 30, 2019, we had $188.0 million of outstanding borrowings under our credit facilities with an underlying variable interest rate of 4.65%. As of June 30, 2019, a hypothetical increase or decrease of 100 basis points in LIBOR would cause our annual interest cost to change by $1.9 million.
As of June 30, 2019, we had cash and cash equivalents of $60.2 million with cash equivalents of $31.4 million held in money market funds. A hypothetical increase or decrease of 100 basis points in the interest rate on our cash equivalents held in money market funds as of June 30, 2019 would cause our annual interest income to change by $0.3 million.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2019, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, or the Exchange Act). Based on their evaluation, as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.
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
The first material weakness was identified in connection with the audit of our 2016 consolidated financial statements. This material weakness was due to a failure of the information and communication component of internal control to provide complete and accurate output because of deficiencies in the communication process. Contracts executed by various departments were not communicated, on a timely basis, to the accounting department, resulting in recording of out-of-period adjustments that impacted the recognition and disclosure of amounts in the consolidated financial statements during the year ended December 31, 2016. We concluded this material weakness continued to exist as of June 30, 2019.
The second material weakness, which was identified in connection with the audit of our 2017 consolidated financial statements, related to an insufficient complement of resources with an appropriate level of accounting expertise, knowledge, and training commensurate with the complexity of our financial reporting matters. This material weakness led to pervasive immaterial adjustments to our annual and interim consolidated financial statements, inadequate review over account reconciliations and the inability to maintain segregation of duties over journal

Switch, Inc. | Q2 2019 Form 10-Q | 34

entries resulting in the lack of an effective control environment. We concluded this material weakness continued to exist as of June 30, 2019.
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
Changes in Internal Control over Financial Reporting
Other than as described above, there was no change in our internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Switch, Inc. | Q2 2019 Form 10-Q | 35

Part II.	Other Information

Item 1.	Legal Proceedings.
On September 7, 2017, Switch, Ltd. and Switch, Inc. were named in a lawsuit filed in the U.S. District Court for the District of Nevada by V5 Technologies formerly d/b/a Cobalt Data Centers. The lawsuit alleges, among other things, that Switch, Ltd. and Switch, Inc. monopolized the Las Vegas Metropolitan area of Southern Nevada’s data center colocation market and engaged in unfair business practices leading to the failure of Cobalt Data Centers in 2015 and seeks monetary damages in an amount yet to be disclosed. The parties are currently engaged in discovery. Switch, Ltd. and Switch, Inc. are vigorously defending the case.
On September 12, 2017, Switch, Ltd. filed a complaint in the Eighth Judicial District of Nevada against the consultant, Stephen Fairfax, and his business, MTechnology Inc. Among other claims, Switch raised allegations of breach of contract and misappropriation of trade secrets. The complaint also alleged that Aligned Data Centers LLC hired Mr. Fairfax and MTechnology to design their data centers; that this consultant had toured Switch under a non-disclosure agreement; and that this consultant breached his confidentiality agreements with Switch by using Switch’s designs to design the Aligned data centers. Switch, Ltd. is seeking an injunction to prevent the defendants in the lawsuit from infringing Switch, Ltd.’s patents, as well as other remedies. The parties are currently engaged in discovery.
Four substantially similar putative class action complaints, captioned Martz v. Switch, Inc. et al. (filed April 20, 2018); Palkon v. Switch, Inc. et al. (filed April 30, 2018); Chun v. Switch, Inc. et al. (filed May 11, 2018); and Silverberg v. Switch, Inc. et al. (filed June 6, 2018), were filed in the Eighth Judicial District of Nevada, and subsequently consolidated into a single case (the “State Court Securities Action”). Additionally, on June 11, 2018, one putative class action complaint captioned Cai v. Switch, Inc. et al. was filed in the United States District Court for the District of New Jersey (the “Federal Court Securities Action,” and collectively with the State Court Securities Action, the “Securities Actions”) and subsequently transferred to the Eighth Judicial District of Nevada in August 2018 and the federal court appointed Oscar Farach lead plaintiff. These lawsuits were filed against Switch, Inc., certain current and former officers and directors and certain underwriters of Switch, Inc.’s IPO alleging federal securities law violations in connection with the IPO. These lawsuits were brought by purported stockholders of Switch, Inc. seeking to represent a class of stockholders who purchased Class A common stock in or traceable to the IPO, and seek unspecified damages and other relief. In October 2018, the state court granted defendants motion to stay the State Court Securities Action in favor of the Federal Court Securities Action. In November 2018, the plaintiffs in the State Court Securities Action filed a petition for writ of mandamus challenging the stay order. In February 2019, Switch, Inc. filed an answer to this petition and plaintiffs in the State Court Securities Action filed their reply in March 2019. The Supreme Court of Nevada has not yet issued its ruling on this petition. In October 2018, the lead plaintiff of the Federal Court Securities Action filed an amended complaint. In November 2018, Switch, Inc. and other defendants filed a motion to dismiss for failure to state a claim and a motion to strike. In July 2019, the federal court granted Switch, Inc.’s motion to dismiss in part, which narrowed the scope of the plaintiff’s case. Switch, Inc. believes that these lawsuits are without merit and intends to continue to vigorously defend against them.
On September 10, 2018, two purported stockholders of Switch, Inc. filed substantially similar shareholder derivative complaints, respectively captioned Liu v. Roy et al., and Zhao v. Roy et al., in the Eighth Judicial District of Nevada, which were subsequently consolidated into a single case (the “Derivative Shareholder Action”). These lawsuits allege breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement against certain current and former officers and directors of Switch, Inc. The plaintiffs also named Switch, Inc. as a nominal defendant. The complaints arise generally from the same allegations described in the State Court Securities Action and Federal Court Securities Action. The plaintiffs seek unspecified damages on Switch, Inc.’s behalf from the officer and director defendants, certain corporate governance actions, compensatory awards, and other relief. In December 2018, the court granted the parties’ stipulation to stay the Derivative Shareholder Action until the Securities Actions are dismissed with prejudice or until the defendants file an answer in any of the Securities Actions.
On April 8, 2019, Switch, Ltd. filed a complaint in the Eighth Judicial District of Nevada against the Public Utilities Commission of Nevada (the “PUCN”), its regulatory operation staff (the “Staff”), and its staff counsel, Tamara Cordova, in response to a regulatory petition filed by the Staff requesting the PUCN rule whether Switch is (i) a public utility, as defined by the Nevada statute, (ii) provides its services to the public at large, and (iii) charges its customers for electricity at a rate that is higher than the rate Switch pays for electricity at its facilities. In May 2019, Switch and the PUCN agreed that Switch is not a monopoly provider of electric service within the state of Nevada. In June 2019, the Nevada legislature amended the definition of “public utility” to reflect that agreement. Both the Staff’s petition and Switch, Ltd.’s complaint have been dismissed.

Switch, Inc. | Q2 2019 Form 10-Q | 36

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

Item 6.	Exhibits.

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Articles of Incorporation of Switch, Inc.	8-K	3.1	10/11/2017
3.2		Amended and Restated Bylaws of Switch, Inc.	8-K	3.2	10/11/2017
10.1	†	Executive Severance Agreement by and among Switch, Ltd., Switch, Inc., and Rob Roy dated April 10, 2019.	8-K	10.1	4/16/2019
10.2	†	Executive Severance Agreement by and among Switch, Ltd., Switch, Inc., and Thomas Morton dated April 10, 2019.	8-K	10.2	4/16/2019
10.3	†	Executive Severance Agreement by and among Switch, Ltd., Switch, Inc., and Gabe Nacht dated April 10, 2019.	8-K	10.3	4/16/2019
10.4	*	Land Lease, dated March 13, 2019, by and between Switch, Ltd. and Beltway Business Park Warehouse No. 8, LLC, as amended by Confirmation of Lease Term and Amendment to Lease, dated June 4, 2019.
31.1	*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document (submitted electronically herewith).
101.SCH	*	XBRL Taxonomy Extension Schema Document (submitted electronically herewith).
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document (submitted electronically herewith).
101.DEF	*	XBRL Extension Definition Linkbase Document (submitted electronically herewith).
101.LAB	*	XBRL Taxonomy Label Linkbase Document (submitted electronically herewith).
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document (submitted electronically herewith).
___________________________________________________________________
*    Filed herewith.
#    Furnished herewith.
†    Indicates a management contract or compensatory plan or arrangement.

Switch, Inc. | Q2 2019 Form 10-Q | 37

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Switch, Inc. (Registrant)

Date:	August 9, 2019	/s/ Gabe Nacht
Gabe Nacht Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)