Form 10-Q
period 2019-09-30
Switch, Inc.
filed 2019-11-12
CIK 1710583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019
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

Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
As of November 1, 2019, the registrant had 86,796,336 shares of Class A common stock, 112,145,474 shares of Class B common stock, and 42,944,647 shares of Class C common stock outstanding.

Switch, Inc.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Switch, Inc. | Q3 2019 Form 10-Q | 1

Switch, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52,478	$81,560
Accounts receivable, net of allowance of $296 and $426, respectively	18,741	17,654
Prepaid expenses	6,962	6,781
Other current assets	2,428	2,332
Total current assets	80,609	108,327
Property and equipment, net	1,444,993	1,302,770
Long-term deposit	5,047	3,333
Deferred income taxes	90,115	28,550
Other assets	18,349	17,050
TOTAL ASSETS	$1,639,113	$1,460,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt, current portion	$6,000	$6,000
Accounts payable	17,476	20,501
Accrued salaries and benefits	12,626	5,258
Accrued expenses	13,875	9,778
Accrued construction payables	30,981	12,729
Deferred revenue, current portion	13,713	10,800
Customer deposits	10,442	9,962
Total current liabilities	105,113	75,028
Long-term debt, net	646,671	580,566
Capital lease obligations	19,466	19,466
Deferred revenue	36,847	22,260
Liabilities under tax receivable agreement	132,516	52,535
Other long-term liabilities	17,519	1,823
TOTAL LIABILITIES	958,132	751,678
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value per share, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value per share, 750,000 shares authorized, 84,357 and 55,218 shares issued and outstanding, respectively	84	55
Class B common stock, $0.001 par value per share, 300,000 shares authorized, 117,782 and 148,481 shares issued and outstanding, respectively	118	149
Class C common stock, $0.001 par value per share, 75,000 shares authorized, 42,945 shares issued and outstanding	43	43
Additional paid in capital	210,349	140,191
(Accumulated deficit) retained earnings	(51)	2,693
Accumulated other comprehensive income	79	79
Total Switch, Inc. stockholders’ equity	210,622	143,210
Noncontrolling interest	470,359	565,142
TOTAL STOCKHOLDERS’ EQUITY	680,981	708,352
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,639,113	$1,460,030

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q3 2019 Form 10-Q | 2

Switch, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$117,558	$102,768	$336,177	$302,646
Cost of revenue	62,112	59,150	177,301	169,200
Gross profit	55,446	43,618	158,876	133,446
Selling, general and administrative expense	37,314	31,086	104,612	95,676
Income from operations	18,132	12,532	54,264	37,770
Other income (expense):
Interest expense, including $409, $409, $1,227, and $1,227, respectively, in amortization of debt issuance costs	(6,743)	(7,409)	(21,212)	(19,826)
Equity in net losses of investments	—	—	—	(331)
Loss on interest rate swaps	(3,926)	—	(17,692)	—
Other	245	752	1,264	2,603
Total other expense	(10,424)	(6,657)	(37,640)	(17,554)
Income before income taxes	7,708	5,875	16,624	20,216
Income tax expense	(610)	(1,212)	(1,249)	(2,064)
Net income	7,098	4,663	15,375	18,152
Less: net income attributable to noncontrolling interest	5,024	4,657	11,423	16,654
Net income attributable to Switch, Inc.	$2,074	$6	$3,952	$1,498

Net income per share (Note 9):
Basic	$0.02	$0.00	$0.05	$0.03
Diluted	$0.02	$0.00	$0.05	$0.03

Weighted average shares used in computing net income per share (Note 9):
Basic	84,135	50,669	72,566	43,063
Diluted	86,261	50,710	247,193	43,142

Other comprehensive income:
Foreign currency translation adjustment, net of tax of $0	—	—	—	331
Comprehensive income	7,098	4,663	15,375	18,483
Less: comprehensive income attributable to noncontrolling interest	5,024	4,657	11,423	16,937
Comprehensive income attributable to Switch, Inc.	$2,074	$6	$3,952	$1,546

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q3 2019 Form 10-Q | 3

Switch, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balance—December 31, 2018	55,218	$55	148,481	$149	42,945	$43	$140,191	$2,693	$79	$565,142	$708,352
Net income	—	—	—	—	—	—	—	700	—	2,971	3,671
Equity-based compensation expense	—	—	—	—	—	—	4,160	—	—	3,985	8,145
Issuance of Class A common stock upon settlement of restricted stock unit awards, net of shares withheld for tax	463	1	—	—	—	—	(2,016)	—	—	705	(1,310)
Dividends declared ($0.0294 per share)	—	—	—	—	—	—	—	(1,728)	—	—	(1,728)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(6,006)	(6,006)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	—	—	(728)	—	—	—	(728)
Balance—March 31, 2019	55,681	56	148,481	149	42,945	43	141,607	1,665	79	566,797	710,396
Net income	—	—	—	—	—	—	—	1,178	—	3,428	4,606
Equity-based compensation expense	—	—	—	—	—	—	3,800	—	—	3,643	7,443
Issuance of Class A common stock upon settlement of restricted stock unit awards, net of shares withheld for tax	1	—	—	—	—	—	(195)	—	—	190	(5)
Issuance of restricted stock awards	80	—	—	—	—	—	—	—	—	—	—
Dividends declared ($0.0294 per share)	—	—	—	—	—	—	—	(2,389)	—	—	(2,389)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(4,934)	(4,934)
Exchanges of noncontrolling interest for Class A common stock	22,323	22	(22,323)	(22)	—	—	67,362	—	—	(67,362)	—
Repurchase of common units and cancellation of Class B common stock	—	—	(1,288)	(2)	—	—	(2,738)	—	—	(10,857)	(13,597)
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	—	—	(59,476)	—	—	—	(59,476)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	—	—	47,871	—	—	—	47,871
Balance—June 30, 2019	78,085	$78	124,870	$125	42,945	$43	$198,231	$454	$79	$490,905	$689,915

Switch, Inc. | Q3 2019 Form 10-Q | 4

Switch, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands)
(unaudited)

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balance—June 30, 2019	78,085	$78	124,870	$125	42,945	$43	$198,231	$454	$79	$490,905	$689,915
Net income	—	—	—	—	—	—	—	2,074	—	5,024	7,098
Equity-based compensation expense	—	—	—	—	—	—	3,960	—	—	3,350	7,310
Issuance of Class A common stock upon settlement of restricted stock unit awards, net of shares withheld for tax	19	—	—	—	—	—	(708)	—	—	612	(96)
Dividends declared ($0.0294 per share)	—	—	—	—	—	—	—	(2,579)	—	—	(2,579)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(4,725)	(4,725)
Exchanges of noncontrolling interest for Class A common stock	6,254	6	(6,254)	(6)	—	—	18,550	—	—	(18,550)	—
Repurchase of common units and cancellation of Class B common stock	—	—	(834)	(1)	—	—	(4,850)	—	—	(6,257)	(11,108)
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	—	—	(20,505)	—	—	—	(20,505)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	—	—	15,671	—	—	—	15,671
Balance—September 30, 2019	84,357	$84	117,782	$118	42,945	$43	$210,349	$(51)	$79	$470,359	$680,981

Switch, Inc. | Q3 2019 Form 10-Q | 5

Switch, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands)
(unaudited

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balance—December 31, 2017	35,938	$36	173,624	$174	42,945	$43	$107,008	$1,602	$31	$633,239	$742,133
Net income	—	—	—	—	—	—	—	671	—	3,279	3,950
Equity-based compensation expense	—	—	—	—	—	—	5,278	—	—	7,079	12,357
Issuance of Class A common stock upon settlement of restricted stock unit awards, net of shares withheld for tax	129	—	—	—	—	—	(1,213)	—	—	—	(1,213)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	48	283	331
Balance—March 31, 2018	36,067	36	173,624	174	42,945	43	111,073	2,273	79	643,880	757,558
Net income	—	—	—	—	—	—	—	821	—	8,718	9,539
Equity-based compensation expense	—	—	—	—	—	—	2,288	—	—	5,921	8,209
Issuance of Class A common stock upon settlement of restricted stock unit awards, net of shares withheld for tax	1	—	—	—	—	—	(7)	—	—	—	(7)
Issuance of restricted stock awards	61	—	—	—	—	—	—	—	—	—	—
Dividends declared ($0.0147)	—	—	—	—	—	—	—	(1,320)	—	—	(1,320)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(6,048)	(6,048)
Exchanges of noncontrolling interest for Class A common stock	13,424	14	(13,424)	(14)	—	—	37,676	—	—	(37,676)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	—	—	(39,534)	—	—	—	(39,534)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	—	—	20,349	—	—	—	20,349
Balance—June 30, 2018	49,553	$50	160,200	$160	42,945	$43	$131,845	$1,774	$79	$614,795	$748,746

Switch, Inc. | Q3 2019 Form 10-Q | 6

Switch, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands)
(unaudited)

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balance—June 30, 2018	49,553	$50	160,200	$160	42,945	$43	$131,845	$1,774	$79	$614,795	$748,746
Net income	—	—	—	—	—	—	—	6	—	4,657	4,663
Equity-based compensation expense	—	—	—	—	—	—	2,494	—	—	5,134	7,628
Issuance of Class A common stock upon settlement of restricted stock unit awards, net of shares withheld for tax	1	—	—	—	—	—	(7)	—	—	—	(7)
Dividends declared ($0.0147 per share)	—	—	—	—	—	—	—	(799)	—	—	(799)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(2,805)	(2,805)
Exchanges of noncontrolling interest for Class A common stock	2,529	2	(2,529)	(2)	—	—	7,466	—	—	(7,466)	—
Repurchase of common units and cancellation of Class B common stock	—	—	(6,055)	(6)	—	—	(9,085)	—	—	(51,553)	(60,644)
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	—	—	(5,896)	—	—	—	(5,896)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	—	—	1,588	—	—	—	1,588
Settlement of option loans	—	—	—	—	—	—	63	—	—	251	314
Balance—September 30, 2018	52,083	$52	151,616	$152	42,945	$43	$128,468	$981	$79	$563,013	$692,788

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q3 2019 Form 10-Q | 7

Switch, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,375	$18,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	88,597	79,310
Loss on disposal of property and equipment	148	809
Deferred income taxes	1,249	2,064
Amortization of debt issuance costs	1,227	1,227
(Benefit) provision for doubtful accounts	(107)	83
Unrealized loss on interest rate swaps	17,449	—
Equity in net losses of investments	—	331
Equity-based compensation	22,898	28,194
Amortization of portfolio energy credits	1,236	1,999
Changes in operating assets and liabilities:
Accounts receivable	(2,007)	1,501
Prepaid expenses	(181)	1,105
Other current assets	(96)	(190)
Other assets	(2,062)	(3,108)
Accounts payable	2,691	938
Accrued salaries and benefits	7,368	4,760
Accrued expenses	790	2,871
Deferred revenue	17,500	(31)
Customer deposits	480	1,070
Other long-term liabilities	641	(170)
Net cash provided by operating activities	173,196	140,915
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(221,296)	(221,144)
Acquisition of intangible asset	—	(25)
Proceeds from sale of property and equipment	33	25
Purchase of portfolio energy credits	(1,095)	(1,999)
Net cash used in investing activities	(222,358)	(223,143)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	70,000	—
Repayment of borrowings, including capital lease obligations	(4,500)	(4,500)
Change in long-term deposit	2,144	(996)
Payment of tax withholdings upon settlement of restricted stock unit awards	(1,441)	(1,227)
Settlement of option loans	—	314
Repurchase of common units	(24,705)	(60,644)
Dividends paid to Class A common stockholders	(6,412)	(2,023)
Distributions paid to noncontrolling interest	(15,006)	(8,851)
Net cash provided by (used in) financing activities	20,080	(77,927)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,082)	(160,155)
CASH AND CASH EQUIVALENTS—Beginning of period	81,560	264,666
CASH AND CASH EQUIVALENTS—End of period	$52,478	$104,511

Switch, Inc. | Q3 2019 Form 10-Q | 8

Switch, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$20,042	$18,523
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Increase in liabilities incurred to acquire property and equipment	$10,519	$12,896
Increase in accrued construction payables incurred related to long-term deposit	$814	$—
Increase in accounts payable incurred related to long-term deposit	$501	$—
Increase in deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	$62,814	$21,937
Decrease in noncontrolling interest as a result of exchanges for Class A common stock	$(85,912)	$(45,142)
Recognition of liabilities under tax receivable agreement	$79,981	$45,430
Increase in distributions payable on unvested common units	$659	$—
Increase in dividends payable on unvested restricted stock units	$284	$96
Dividends payable settled with shares of Class A common stock	$30	$—
Settlement of liability incurred upon acquisition of capital lease asset	$—	$(1,976)
Distributions used for payment of option loans and related interest	$—	$2

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q3 2019 Form 10-Q | 9

Switch, Inc.
Condensed Notes to Consolidated Financial Statements
(unaudited)

Switch, Inc. | Q3 2019 Form 10-Q | 10

1. Organization
Switch, Inc. was formed as a Nevada corporation in June 2017 for the purpose of completing an initial public offering (“IPO”) and related organizational transactions in order to carry on the business of Switch, Ltd. and its subsidiaries (collectively, “Switch,” and together with Switch, Inc., the “Company”). Switch is comprised of limited liability companies that provide colocation space and related services to global enterprises, financial companies, government agencies, and others that conduct critical business on the internet. Switch develops and operates data centers in Nevada, which are Tier IV Gold certified, and Michigan, and is developing data centers in Georgia, with customer occupancy expected to commence in the first half of 2020, delivering redundant services with low latency and super capacity transport environments. As the manager of Switch, Ltd., Switch, Inc. operates and controls all of the business and affairs of Switch.
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
Management believes that the accompanying consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of these consolidated financial statements. The consolidated results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019, or for any other future annual or interim period.
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

Switch, Inc. | Q3 2019 Form 10-Q | 11

Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2018. No other changes to significant accounting policies have occurred since the year ended December 31, 2018, with the exception of those detailed below.
Concentration of Credit and Other Risks
Although the Company operates primarily in Nevada, realization of its customer accounts receivable and its future operations and cash flows could be affected by adverse economic conditions, both regionally and elsewhere in the United States. During the three months ended September 30, 2019 and 2018, the Company’s largest customer and its affiliates comprised 13% and 11%, respectively, of the Company’s revenue. During the nine months ended September 30, 2019 and 2018, the Company’s largest customer and its affiliates comprised 12% and 10% of the Company’s revenue. One customer accounted for 10% or more of accounts receivable as of September 30, 2019 and the Company’s largest customer and its affiliates accounted for 10% or more of accounts receivable as of December 31, 2018.
Fair Value Measurements
Information about the Company’s financial assets and liabilities measured at fair value on a recurring basis is presented below:

		September 30, 2019
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Assets:
Cash equivalents	Cash and cash equivalents	$23,244	$23,244	$—	$—
Liabilities:
Interest rate swaps	Accrued expenses	$3,307	$—	$3,307	$—
Interest rate swaps	Other long-term liabilities	$14,142	$—	$14,142	$—

		December 31, 2018
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Assets:
Cash equivalents	Cash and cash equivalents	$53,293	$53,293	$—	$—
The estimated fair value of the Company’s long-term debt as of September 30, 2019 was approximately $659.1 million, compared to its carrying value, excluding debt issuance costs, of $656.5 million. The estimated fair value of the Company’s long-term debt was based on Level 2 inputs.
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

Switch, Inc. | Q3 2019 Form 10-Q | 12

The Company enters into interest rate swap agreements to manage its interest rate risk associated with variable-rate borrowings. In January and February 2019, Switch, Ltd. entered into four interest rate swap agreements; whereby, Switch, Ltd. will pay a weighted average fixed interest rate (excluding the applicable interest margin) of 2.48% on notional amounts corresponding to borrowings of $400.0 million in exchange for receipts on the same notional amount at a variable interest rate based on the applicable LIBOR at the time of payment. The interest rate swap agreements mature in June 2024 and are not designated as hedging instruments. Losses from derivatives not designated as hedging instruments, inclusive of periodic net settlement amounts, were recorded in loss on interest rate swaps on the consolidated statements of comprehensive income and totaled $3.9 million and $17.7 million for the three and nine months ended September 30, 2019, respectively.
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
The Company will adopt this guidance for the annual reporting period ending December 31, 2019 using the modified retrospective approach for adoption. The most significant impact to the Company from the adoption of this guidance relates to installation revenue. Under the new guidance, the Company expects to recognize installation revenue over the contract term rather than over the expected life of the installation under the prior revenue guidance. For contracts not yet completed as of January 1, 2019, the Company expects to recognize an increase to retained earnings of approximately $1.0 million to $1.5 million before any potential income tax impacts. The Company is still assessing the income tax impacts related to this adoption. The 2019 quarterly impacts of this adoption are not expected to be material.

Switch, Inc. | Q3 2019 Form 10-Q | 13

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
ASU 2016-13–Financial Instruments–Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Under this guidance, a company will be required to use a new forward-looking “expected loss” model for trade and other receivables that generally will result in the earlier recognition of allowances for losses. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and requires a modified retrospective approach to adoption. In April 2019, the FASB issued ASU 2019-04, which, among other amendments, allows for certain policy elections and practical expedients related to accrued interest on financial instruments. In May 2019, the FASB also issued ASU 2019-05, which granted targeted transition relief by allowing entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
ASU 2016-15–Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The areas affected by ASU 2016-15 are debt prepayment and debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. Specifically, under this guidance, cash payments for debt prepayment or debt extinguishment costs will be classified as cash outflows for financing activities. The Company will adopt this guidance for the annual reporting period ending December 31, 2019 retrospectively for all periods presented. Upon adoption of ASU 2016-15, for the year ended December 31, 2017, the Company expects its cash flows from operating activities to increase by $1.5 million and its cash flows provided by financing activities to decrease by $1.5 million. The Company does not expect the adoption of this guidance to impact the years ended December 31, 2019 and December 31, 2018.
ASU 2018-13–Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amendments in ASU 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. In addition, in November 2018, the FASB issued ASU 2018-19, which provides clarifications and improvements on sections of ASU 2018-13. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Switch, Inc. | Q3 2019 Form 10-Q | 14

Prior Period Adjustments
During the three months ended September 30, 2018, the Company identified $15.0 million of property and equipment, which was included in construction in progress, that should have been placed in service during the three months ended June 30, 2017, at which time the Company should have begun depreciating the asset and ceased capitalizing interest. To correct for such errors in previously issued consolidated financial statements, during the three months ended September 30, 2018, the Company recognized $1.5 million of incremental depreciation expense in cost of revenue and $0.7 million of incremental interest expense as out of period adjustments. Considering both quantitative and qualitative factors, the Company determined the amounts were not material to any previously issued consolidated financial statements.
3. Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Land and land improvements	$223,822	$194,711
Buildings, building improvements, and leasehold improvements	426,894	412,089
Substation equipment	19,770	4,247
Data center equipment	992,193	904,722
Vehicles	1,744	1,685
Core network equipment	38,338	34,901
Cloud computing equipment	5,192	5,192
Fiber facilities	10,597	9,912
Computer equipment, furniture, and fixtures	39,729	34,975
Capitalized leased assets	34,602	33,730
Construction in progress	197,765	124,431
Property and equipment, gross	1,990,646	1,760,595
Less: accumulated depreciation and amortization	(545,653)	(457,825)
Property and equipment, net	$1,444,993	$1,302,770
Accumulated amortization for capitalized leased assets totaled $11.0 million and $9.9 million as of September 30, 2019 and December 31, 2018, respectively.
During the nine months ended September 30, 2019 and 2018, capitalized interest was $3.9 million and $3.1 million, respectively.
The Company capitalized internal use software costs of $0.8 million and $0.3 million during the three months ended September 30, 2019 and 2018, respectively, and $1.7 million and $1.1 million during the nine months ended September 30, 2019 and 2018, respectively.
Total depreciation and amortization of property and equipment recognized on the consolidated statements of comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$29,427	$28,327	$86,251	$77,448
Selling, general and administrative expense	809	662	2,346	1,862
Total depreciation and amortization of property and equipment	$30,236	$28,989	$88,597	$79,310
4. Equity Method Investments
The Company currently holds two investments accounted for under the equity method of accounting, SUPERNAP International, S.A. (“SUPERNAP International”) and Planet3, Inc. (“Planet3”), in which the Company holds a 50% ownership interest and a 45% ownership interest, respectively. As of September 30, 2019 and December 31, 2018, the Company determined that it continued to have a variable interest in both SUPERNAP International and Planet3,

Switch, Inc. | Q3 2019 Form 10-Q | 15

as the entities do not have sufficient equity at risk. However, the Company concluded that it is not the primary beneficiary of SUPERNAP International or of Planet3 as it does not have deemed control of either entity. As a result, it does not consolidate either entity into its consolidated financial statements.
As of March 31, 2018, the Company’s carrying value of its investment in SUPERNAP International was reduced to zero as a result of recording its share of the investee’s losses. Accordingly, as the Company does not have any guaranteed obligations and is not otherwise committed to provide further financial support to SUPERNAP International, the Company discontinued the equity method of accounting for its investment in SUPERNAP International as of March 31, 2018 and will not provide for additional losses until its share of future net income or comprehensive income, if any, equals the share of net losses or comprehensive losses not recognized during the period the equity method was suspended. The Company’s share of net loss recorded during the nine months ended September 30, 2018 amounted to $0.3 million. As of September 30, 2019 and December 31, 2018, the Company recorded amounts consisting primarily of royalty fees and reimbursable expenses due from SUPERNAP International of $0.3 million and $0.4 million, respectively, within accounts receivable on the consolidated balance sheets.
5. Commitments and Contingencies
Purchase Commitments
In June 2019, a wholly-owned subsidiary of Switch, Ltd. entered into a power purchase and sale agreement with Tenaska Power Services Co. to purchase a commitment of 20 megawatts per energy hour for a term of 12 months, or a purchase commitment of $6.3 million during the term, which started July 1, 2019. Additionally, scheduling services for the purchased power from the agreement are provided by Morgan Stanley Capital Group Inc., resulting in an additional purchase commitment of $0.3 million, for a total purchase commitment of $6.6 million related to this agreement. The remaining total purchase commitment was $4.9 million as of September 30, 2019. Future power purchase commitments for the remainder of 2019 and 2020 are $1.6 million and $3.3 million, respectively, with no additional commitments upon termination of the agreement thereafter.
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
Operating Leases
During the three months ended September 30, 2019 and 2018, rent expense related to operating leases was $2.6 million and $2.0 million, respectively. During the nine months ended September 30, 2019 and 2018, rent expense related to operating leases was $6.7 million and $5.9 million, respectively. Related party rent included in these amounts was $2.0 million and $1.2 million for the three months ended September 30, 2019 and 2018, respectively, and $4.7 million and $3.7 million for the nine months ended September 30, 2019 and 2018, respectively.
In June 2019, the Company received county approval of an operating lease it previously entered into with an entity in which a member of its Board of Directors has a beneficial ownership interest for the lease of land. The operating lease requires annual payments of $2.5 million over a non-cancellable term of 50 years, commencing July 1, 2019, for a total obligation of $126.9 million. The remaining lease commitment was $126.2 million as of September 30, 2019.
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

Switch, Inc. | Q3 2019 Form 10-Q | 16

in the lawsuit from infringing Switch, Ltd.’s patents, as well as other remedies. The parties are currently engaged in discovery.
Four substantially similar putative class action complaints, captioned Martz v. Switch, Inc. et al. (filed April 20, 2018); Palkon v. Switch, Inc. et al. (filed April 30, 2018); Chun v. Switch, Inc. et al. (filed May 11, 2018); and Silverberg v. Switch, Inc. et al. (filed June 6, 2018), were filed in the Eighth Judicial District of Nevada, and subsequently consolidated into a single case (the “State Court Securities Action”). Additionally, on June 11, 2018, one putative class action complaint captioned Cai v. Switch, Inc. et al. was filed in the United States District Court for the District of New Jersey (the “Federal Court Securities Action,” and collectively with the State Court Securities Action, the “Securities Actions”) and subsequently transferred to the Eighth Judicial District of Nevada in August 2018 and the federal court appointed Oscar Farach lead plaintiff. These lawsuits were filed against Switch, Inc., certain current and former officers and directors and certain underwriters of Switch, Inc.’s IPO alleging federal securities law violations in connection with the IPO. These lawsuits were brought by purported stockholders of Switch, Inc. seeking to represent a class of stockholders who purchased Class A common stock in or traceable to the IPO, and seek unspecified damages and other relief. In October 2018, the state court granted the defendants’ motion to stay the State Court Securities Action in favor of the Federal Court Securities Action, which stay was affirmed by the Nevada Supreme Court in September 2019. In October 2018, the lead plaintiff of the Federal Court Securities Action filed an amended complaint. In November 2018, Switch, Inc. and other defendants filed a motion to dismiss for failure to state a claim and a motion to strike. In July 2019, the federal court granted Switch, Inc.’s motion to dismiss in part, which narrowed the scope of the plaintiff’s case. The parties are currently engaged in discovery in the Federal Court Securities Action. Switch, Inc. believes that these lawsuits are without merit and intends to continue to vigorously defend against them.
On September 10, 2018, two purported stockholders of Switch, Inc. filed substantially similar shareholder derivative complaints, respectively captioned Liu v. Roy et al., and Zhao v. Roy et al., in the Eighth Judicial District of Nevada, which were subsequently consolidated into a single case (the “Derivative Shareholder Action”). These lawsuits allege breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement against certain current and former officers and directors of Switch, Inc. The plaintiffs also named Switch, Inc. as a nominal defendant. The complaints arise generally from the same allegations described in the State Court Securities Action and Federal Court Securities Action. The plaintiffs seek unspecified damages on Switch, Inc.’s behalf from the officer and director defendants, certain corporate governance actions, compensatory awards, and other relief. In December 2018, the court granted the parties’ stipulation to stay the Derivative Shareholder Action until the Securities Actions are dismissed with prejudice or until the defendants file an answer in any of the Securities Actions. The parties are currently negotiating a further stay of the Derivative Shareholder Action pending the resolution of the Federal Court Securities Action.
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
6. Income Taxes
The Company recorded a net deferred tax asset resulting from changes in the outside basis difference on Switch, Inc.’s investment in Switch, Ltd. of $15.7 million and $62.8 million during the three and nine months ended September 30, 2019, respectively, and $1.6 million and $21.9 million during the three and nine months ended September 30, 2018, respectively, with a corresponding increase to additional paid in capital. The Company has determined it is more-likely-than-not that it will be able to realize this deferred tax asset in the future. Additionally, the Company recorded return to provision adjustments of $0.4 million and $0.6 million due to changes in estimated depreciation expense during the three and nine months ended September 30, 2019 and 2018, respectively.
Tax Receivable Agreement
The Company has recorded a liability under the tax receivable agreement of $132.5 million and $52.5 million as of September 30, 2019 and December 31, 2018, respectively, which provides for the payment of 85% of the amount of the tax benefits, if any, that Switch, Inc. is deemed to realize as a result of increases in the tax basis of its ownership in Switch, Ltd. related to exchanges of noncontrolling interest for Class A common stock.

Switch, Inc. | Q3 2019 Form 10-Q | 17

7. Equity-Based Compensation
Total equity-based compensation recognized on the consolidated statements of comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$361	$358	$1,115	$1,141
Selling, general and administrative expense	6,949	7,270	21,783	27,053
Total equity-based compensation	$7,310	$7,628	$22,898	$28,194
8. Noncontrolling Interest
Ownership
Switch, Inc. owns an indirect minority economic interest in Switch, Ltd., where “economic interests” means the right to receive any distributions, whether cash, property or securities of Switch, Ltd., in connection with Common Units. Switch, Inc. presents interest held by noncontrolling interest holders within noncontrolling interest in the consolidated financial statements. In April and July 2019, Switch, Inc. issued an aggregate of 28.6 million shares of Class A common stock to members of Switch, Ltd. in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation of an equivalent number of Switch, Inc.’s Class B common stock. The redemption occurred pursuant to the terms of the Switch operating agreement entered into in connection with the Company’s IPO.
In April and July 2019, Switch, Ltd. elected to repurchase an aggregate of 2.1 million of its outstanding Common Units for $24.7 million upon the exercise by certain members of their respective redemption right. Pursuant to these repurchases, Switch, Inc. canceled an equivalent amount of its shares of Class B common stock. The repurchases are part of a program previously approved by the Board of Directors of the Company and reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
The ownership of the Common Units is summarized as follows:

	September 30, 2019		December 31, 2018
	Units	Ownership %	Units	Ownership %
	(units in thousands)
Switch, Inc.’s ownership of Common Units(1)	84,277	34.9%	55,157	22.7%
Noncontrolling interest holders’ ownership of Common Units(2)	157,339	65.1%	187,440	77.3%
Total Common Units	241,616	100.0%	242,597	100.0%
________________________________________

(1)
Common Units held by Switch, Inc. as of September 30, 2019 exclude 80,000 Common Units underlying unvested restricted stock awards. Common Units held by Switch, Inc. as of December 31, 2018 exclude 61,000 Common Units underlying unvested restricted stock awards.

(2)
Common Units held by noncontrolling interest holders as of September 30, 2019 exclude 3.4 million unvested Common Unit awards. Common Units held by noncontrolling interest holders as of December 31, 2018 exclude 4.0 million unvested Common Unit awards.

The Company uses the weighted average ownership percentages during the period to calculate the income before income taxes attributable to Switch, Inc. and the noncontrolling interest holders of Switch, Ltd.

Switch, Inc. | Q3 2019 Form 10-Q | 18

9. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Net income per share:
Numerator—basic:
Net income attributable to Switch, Inc.—basic	$2,074	$6	$3,952	$1,498
Numerator—diluted:
Net income attributable to Switch, Inc.—basic	$2,074	$6	$3,952	$1,498
Effect of dilutive securities:
Shares of Class B and Class C common stock	—	—	8,818	—
Net income attributable to Switch, Inc.—diluted	$2,074	$6	$12,770	$1,498
Denominator—basic:
Weighted average shares outstanding—basic	84,135	50,669	72,566	43,063
Net income per share—basic	$0.02	$0.00	$0.05	$0.03
Denominator—diluted:
Weighted average shares outstanding—basic	84,135	50,669	72,566	43,063
Weighted average effect of dilutive securities:
Stock/unit options	1,050	25	572	67
Restricted stock units	1,027	—	652	—
Dividend equivalent units	24	9	21	5
Restricted stock awards	25	7	33	7
Shares of Class B and Class C common stock	—	—	173,349	—
Weighted average shares outstanding—diluted	86,261	50,710	247,193	43,142
Net income per share—diluted	$0.02	$0.00	$0.05	$0.03
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Stock options(1)	5,040	5,316	5,040	5,316
Restricted stock units(1)	13	2,252	13	2,242
Shares of Class B and Class C common stock(2)	160,727	194,561	—	194,561
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
10. Segment Reporting
The Company’s chief operating decision maker is its Chief Executive Officer. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. All of the Company’s assets are maintained in the United States, although the Company holds an equity method investment in SUPERNAP International, which has deployed facilities in Italy and Thailand. The Company derives almost all of its revenue from sales to customers in the United States, based upon the billing address of the customer. Revenue derived from customers outside the United States, based upon the billing address of the

Switch, Inc. | Q3 2019 Form 10-Q | 19

customer, was less than 2% of revenue for each of the three and nine months ended September 30, 2019 and 2018.
The Company’s revenue is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Colocation	$95,089	$82,445	$271,977	$241,314
Connectivity	20,861	18,482	59,212	55,566
Other	1,608	1,841	4,988	5,766
Total revenue	$117,558	$102,768	$336,177	$302,646
11. Subsequent Events
In October 2019, a wholly-owned subsidiary of Switch, Ltd. entered into a power purchase and sale agreement for electricity and a battery energy storage system agreement to purchase 6.6 million megawatt-hours over a term of 25 years and battery capacity of 60 megawatts at a monthly price per kilowatt-month of installed capacity for a term of 20 years. These agreements result in an aggregate purchase commitment of $379.4 million during the respective terms starting on the earlier of October 1, 2022 or upon delivery of the battery energy storage system.
In October 2019, a wholly-owned subsidiary of Switch, Ltd. entered into a power purchase and sale agreement for electricity to purchase a firm commitment of 10 megawatts per energy hour for a term of five months and 50 megawatts per energy hour for a term of one month, or a purchase commitment of $2.4 million, inclusive of scheduling services, for a total term of six months starting on January 1, 2020.
In October 2019, Switch, Inc. issued an aggregate of 2.4 million shares of Class A common stock to members of Switch, Ltd. in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation of an equivalent number of shares of Class B common stock. The redemptions occurred pursuant to the terms of the Switch operating agreement entered into in connection with the Company’s IPO.
In October 2019, Switch, Ltd. also elected to repurchase 3.2 million of its outstanding Common Units for $49.2 million upon the exercise by certain members of their respective redemption right. Pursuant to this repurchase, Switch, Inc. canceled an equivalent number of shares of Class B common stock.
In October 2019, the Company borrowed $50.0 million under its revolving credit facility.
In November 2019, Switch, Inc.’s Board of Directors declared a dividend of $0.0294 per share of Class A common stock, for a total estimated to be $2.7 million, to be paid on November 29, 2019 to holders of record as of November 19, 2019. Prior to the payment of this dividend, Switch, Ltd. will make a cash distribution to all holders of record of Common Units, including Switch, Inc., of $0.0294 per Common Unit, for a total estimated to be $7.1 million.
In November 2019, at the request of Switch, Inc.’s Board of Directors, the holders of Class C common stock converted each share of Class C common stock held by them into one share of Class B common stock pursuant to Switch, Inc.’s amended and restated articles of incorporation.
In November 2019, Switch, Inc.’s Board of Directors increased the previously approved program by which Switch, Ltd. may repurchase its outstanding Common Units for cash by $5.0 million, with any unused amount from this increase expiring on December 31, 2019.

Switch, Inc. | Q3 2019 Form 10-Q | 20

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

Switch, Inc. | Q3 2019 Form 10-Q | 21

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

Switch, Inc. | Q3 2019 Form 10-Q | 22

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
We presently own and operate three primary campus locations, called Primes, which encompass 11 colocation facilities with an aggregate of up to 4.4 million gross square feet, or GSF, of space. Our Primes consist of The Core Campus in Las Vegas, Nevada; The Citadel Campus near Reno, Nevada; and The Pyramid Campus in Grand Rapids, Michigan. In addition, we are constructing a fourth Prime, The Keep Campus, in Atlanta, Georgia, with customer occupancy expected to commence in the first half of 2020. In addition to our Primes, we hold a 50% ownership interest in SUPERNAP International, S.A., or SUPERNAP International, which has deployed facilities in Italy and Thailand. Until March 31, 2018, we accounted for this ownership interest under the equity method of accounting.
We currently have more than 950 customers, including some of the world’s largest technology and digital media companies, cloud, IT and software providers, financial institutions and network and telecommunications providers. Our ecosystem connects over 250 cloud, IT and software providers and over 90 network and telecommunications providers. Our business is based on a recurring revenue model comprised of (1) colocation, which includes the licensing and leasing of cabinet space and power; and (2) connectivity services, which include cross-connects, broadband services and external connectivity. We consider these services recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract. We derive more than 95% of our revenue from recurring revenue and we expect to continue to do so for the foreseeable future. For the nine months ended September 30, 2019 and 2018, our largest customer, eBay, Inc. and its affiliates, accounted for 12% and 10% of our revenue, respectively.
Our non-recurring revenue is primarily comprised of installation services related to a customer’s initial deployment. These services are non-recurring because they are typically billed once, upon completion of the installation.
We generated net income of $7.1 million and $4.7 million during the three months ended September 30, 2019 and 2018, respectively. During the three months ended September 30, 2019 and 2018, we generated Adjusted EBITDA of $56.7 million and $50.9 million, respectively, representing an Adjusted EBITDA margin of 48.2% and 49.5%, respectively.
We generated net income of $15.4 million and $18.2 million during the nine months ended September 30, 2019 and 2018, respectively. During the nine months ended September 30, 2019 and 2018, we generated Adjusted EBITDA of $168.9 million and $148.1 million, respectively, representing an Adjusted EBITDA margin of 50.2% and 48.9%, respectively.
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

Switch, Inc. | Q3 2019 Form 10-Q | 23

Growth and Expansion Activities. Our future revenue growth will depend on our ability to maintain our existing revenue base while expanding and increasing utilization at our existing and developing Prime Campus locations. Our existing Prime Campus locations currently encompass 11 colocation facilities with an aggregate of up to 4.4 million GSF of space and up to 455 megawatts, or MW, of power. As of September 30, 2019, the utilization rates at these Prime Campuses, based on currently available cabinets, were approximately 93%, 72%, and 92% at The Core Campus, The Citadel Campus, and The Pyramid Campus, respectively. Additionally, each of our existing Primes has room for further expansion. We may be unable to attract customers to our data centers or retain them for a number of reasons, including if we fail to provide competitive pricing terms, provide space that is deemed to be inferior to that of our competitors or are unable to provide services that our existing and potential customers desire.
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
Capital Expenditures. Our growth and expansion initiatives require significant capital. The costs of constructing, developing, operating and maintaining data centers, and growing our operations are substantial. While we strive to match the growth of our facilities to the demand for services, we still must spend significant amounts before we receive any revenue. If we are unable to generate sufficient capital to meet our anticipated capital requirements, our growth could slow and operations could be adversely affected. Our maintenance capital expenditures were $5.4 million and $5.2 million for the nine months ended September 30, 2019 and 2018, respectively.
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
Key Metrics and Non-GAAP Financial Measures
We monitor the following unaudited key metrics and financial measures, some of which are not calculated in accordance with accounting principles generally accepted in the United States of America, or GAAP, to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Recurring revenue	$115,308	$100,306	$329,381	$294,875
Capital expenditures	$121,165	$60,371	$221,296	$221,144
Adjusted EBITDA	$56,714	$50,892	$168,870	$148,069
Adjusted EBITDA margin	48.2%	49.5%	50.2%	48.9%

Switch, Inc. | Q3 2019 Form 10-Q | 24

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

The following table sets forth a reconciliation of recurring revenue to total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Recurring revenue	$115,308	$100,306	$329,381	$294,875
Non-recurring revenue	2,250	2,462	6,796	7,771
Revenue	$117,558	$102,768	$336,177	$302,646
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
Our Adjusted EBITDA and Adjusted EBITDA margin are not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to measures prepared in accordance with GAAP. We present Adjusted EBITDA and Adjusted EBITDA margin because we believe certain investors use them as measures of a company’s historical operating performance and its ability to service and incur debt and make capital expenditures. We believe that the inclusion of certain adjustments in presenting Adjusted EBITDA and Adjusted EBITDA margin is appropriate to provide additional information to investors because Adjusted EBITDA and Adjusted EBITDA margin exclude certain items that we believe are not indicative of our core operating performance and that are not excluded in the calculation of EBITDA. Adjusted EBITDA is also similar to the measures used under the debt covenants included in our credit facilities, except that the definition used in our credit facilities does not exclude certain cash gains or shareholder-related litigation expense. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making.
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

Switch, Inc. | Q3 2019 Form 10-Q | 25

The following table sets forth a reconciliation of our net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$7,098	$4,663	$15,375	$18,152
Interest expense	6,743	7,409	21,212	19,826
Interest income(1)	(94)	(575)	(659)	(2,001)
Income tax expense	610	1,212	1,249	2,064
Depreciation and amortization of property and equipment	30,236	28,989	88,597	79,310
Loss on disposal of property and equipment	41	182	148	809
Loss on interest rate swaps	3,926	—	17,692	—
Equity-based compensation	7,310	7,628	22,898	28,194
Shareholder-related litigation expense	844	1,384	2,358	1,384
Equity in net losses of investments	—	—	—	331
Adjusted EBITDA	$56,714	$50,892	$168,870	$148,069
________________________________________

(1)	Interest income is included in the “Other” line of other income (expense) in our consolidated statements of comprehensive income.
Components of Results of Operations
Revenue
During the three and nine months ended September 30, 2019 and 2018, we derived more than 95% of our revenue from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing and leasing of cabinet space and power; and (2) connectivity services, which include cross-connects, broadband services and external connectivity. The remainder of our revenue is from non-recurring revenue, which primarily includes installation services related to a customer’s initial deployment and contract settlements. Based on the current growth stage of our business, we expect increases in revenue to be driven primarily by increases in volume, rather than changes in the prices we charge to our customers.
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

Switch, Inc. | Q3 2019 Form 10-Q | 26

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
Other
Other income (expense) primarily consists of other items that have impacted our results of operations such as interest income and gains and losses resulting from other transactions.
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

Switch, Inc. | Q3 2019 Form 10-Q | 27

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
Results of Operations
The following table sets forth our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Consolidated Statements of Income Data:
Revenue	$117,558	$102,768	$336,177	$302,646
Cost of revenue	62,112	59,150	177,301	169,200
Gross profit	55,446	43,618	158,876	133,446
Selling, general and administrative expense	37,314	31,086	104,612	95,676
Income from operations	18,132	12,532	54,264	37,770
Other income (expense):
Interest expense, including amortization of debt issuance costs	(6,743)	(7,409)	(21,212)	(19,826)
Equity in net losses of investments	—	—	—	(331)
Loss on interest rate swaps	(3,926)	—	(17,692)	—
Other	245	752	1,264	2,603
Total other expense	(10,424)	(6,657)	(37,640)	(17,554)
Income before income taxes	7,708	5,875	16,624	20,216
Income tax expense	(610)	(1,212)	(1,249)	(2,064)
Net income	7,098	4,663	15,375	18,152
Less: net income attributable to noncontrolling interest	5,024	4,657	11,423	16,654
Net income attributable to Switch, Inc.	$2,074	$6	$3,952	$1,498

Switch, Inc. | Q3 2019 Form 10-Q | 28

The following table sets forth the consolidated statements of income data presented as a percentage of revenue. Amounts may not sum due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Consolidated Statements of Income Data:
Revenue	100%	100%	100%	100%
Cost of revenue	53	58	53	56
Gross profit	47	42	47	44
Selling, general and administrative expense	32	30	31	32
Income from operations	15	12	16	12
Other income (expense):
Interest expense, including amortization of debt issuance costs	(6)	(7)	(6)	(7)
Equity in net losses of investments	—	—	—	—
Loss on interest rate swaps	(3)	—	(5)	—
Other	—	1	—	1
Total other expense	(9)	(6)	(11)	(6)
Income before income taxes	7	6	5	7
Income tax expense	(1)	(1)	—	(1)
Net income	6	5	5	6
Less: net income attributable to noncontrolling interest	4	5	3	6
Net income attributable to Switch, Inc.	2%	—%	1%	—%
Comparison of the Three Months Ended September 30, 2019 and 2018
Revenue

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Colocation	$95,089	$82,445	$12,644	15%
Connectivity	20,861	18,482	2,379	13%
Other	1,608	1,841	(233)	(13)%
Revenue	$117,558	$102,768	$14,790	14%
Revenue increased by $14.8 million, or 14%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The increase was primarily attributable to an increase of $12.6 million in colocation revenue. Of the overall increase, 48% was attributable to new customers initiating service after September 30, 2018, and the remaining 52% was attributable to growth from existing customers. Our revenue churn rate, which we define as the reduction in recurring revenue attributable to customer terminations or non-renewal of expired contracts, divided by revenue at the beginning of the period, was 0.1% and 0.3% during the three months ended September 30, 2019 and 2018, respectively.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue	$62,112	$59,150	$2,962	5%
Gross margin	47.2%	42.4%
Cost of revenue increased by $3.0 million, or 5%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The increase was primarily attributable to increases of $2.6 million in

Switch, Inc. | Q3 2019 Form 10-Q | 29

depreciation and amortization expense due to additional property and equipment being placed into service, $1.1 million in salaries and related employee expenses largely due to an increase in headcount, and $1.1 million in connectivity costs associated with increased occupancy. These increases were partially offset by a correction made during the three months ended September 30, 2018 for an immaterial amount of $1.5 million in additional depreciation expense included in cost of revenue that should have been expensed during the periods from June 30, 2017 through June 30, 2018. For further information, see Note 2 “Summary of Significant Accounting Policies—Prior Period Adjustments” within our consolidated financial statements. Gross margin increased by 480 basis points for the three months ended September 30, 2019, compared to the three months ended September 30, 2018.
Selling, General and Administrative Expense

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Selling, general and administrative expense	$37,314	$31,086	$6,228	20%
Selling, general and administrative expense increased by $6.2 million, or 20%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The increase was primarily attributable to increases of $3.4 million in professional fees for consulting, legal, and accounting services, and $3.2 million in salaries and related employee expenses largely due an increase in headcount.
Other Income (Expense)

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(6,743)	$(7,409)	$666	(9)%
Loss on interest rate swaps	(3,926)	—	(3,926)	NM
Other	245	752	(507)	(67)%
Total other expense	$(10,424)	$(6,657)	$(3,767)	57%
________________________________________
NM - Not meaningful
Interest Expense
Interest expense decreased by $0.7 million, or 9%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The decrease was primarily driven by a correction made during the three months ended September 30, 2018 of $0.7 million in additional interest expense that should have been expensed during the periods from June 30, 2017 through June 30, 2018. For further information, see Note 2 “Summary of Significant Accounting Policies—Prior Period Adjustments” within our consolidated financial statements.
Loss on Interest Rate Swaps
In January and February 2019, we entered into four interest rate swap agreements to mitigate our exposure to interest rate risk. We recorded a loss on interest rate swaps that do not qualify for hedge accounting of $3.9 million from changes in the fair value for the three months ended September 30, 2019.
Other
Other income decreased by $0.5 million, or 67%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The decrease was primarily due to a decrease in interest income earned on our cash equivalents.

Switch, Inc. | Q3 2019 Form 10-Q | 30

Income Tax Expense

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Income tax expense	$(610)	$(1,212)	$602	(50)%

Income tax expense decreased by $0.6 million, or 50%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. Income tax expense is driven by our allocable share of Switch, Ltd.’s income and loss before income taxes.
Net Income Attributable to Noncontrolling Interest

	Three Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Net income attributable to noncontrolling interest	$5,024	$4,657	$367	8%

Net income attributable to noncontrolling interest increased by $0.4 million, or 8%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to an increase in net income.
Comparison of the Nine Months Ended September 30, 2019 and 2018
Revenue

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Colocation	$271,977	$241,314	$30,663	13%
Connectivity	59,212	55,566	3,646	7%
Other	4,988	5,766	(778)	(13)%
Revenue	$336,177	$302,646	$33,531	11%
Revenue increased by $33.5 million, or 11%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The increase was primarily attributable to an increase of $30.7 million in colocation revenue. Of the overall increase, 62% was attributable to new customers initiating service after September 30, 2018, and the remaining 38% was attributable to growth from existing customers. Our revenue churn rate was 0.5% and 0.4% during the nine months ended September 30, 2019 and 2018, respectively.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue	$177,301	$169,200	$8,101	5%
Gross margin	47.3%	44.1%
Cost of revenue increased by $8.1 million, or 5%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The increase was primarily attributable to an increase of $9.6 million in depreciation and amortization expense due to additional property and equipment being placed into service, partially offset by a decrease of $0.9 million in facilities costs. In addition, we corrected an immaterial amount during the nine months ended September 30, 2018 of $0.8 million in additional depreciation expense included in cost of revenue that should have been expensed during the periods from June 30, 2017 through December 31, 2017. For further

Switch, Inc. | Q3 2019 Form 10-Q | 31

information, see Note 2 “Summary of Significant Accounting Policies—Prior Period Adjustments” within our consolidated financial statements. Gross margin increased by 320 basis points for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018.
Selling, General and Administrative Expense

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Selling, general and administrative expense	$104,612	$95,676	$8,936	9%
Selling, general and administrative expense increased by $8.9 million, or 9%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The increase was primarily attributable to increases of $5.9 million in professional fees for consulting, legal, and accounting services, $1.0 million in salaries and related employee expenses, largely due to an increase in headcount, $0.8 million in real estate and personal property taxes, and $0.6 million in insurance costs.
Other Income (Expense)

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(21,212)	$(19,826)	$(1,386)	7%
Equity in net losses of investments	—	(331)	331	(100)%
Loss on interest rate swaps	(17,692)	—	(17,692)	NM
Other	1,264	2,603	(1,339)	(51)%
Total other expense	$(37,640)	$(17,554)	$(20,086)	114%
________________________________________
NM - Not meaningful
Interest Expense
Interest expense increased by $1.4 million, or 7%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The increase was driven by an increase in our weighted average interest rate from 4.12% for the nine months ended September 30, 2018 to 4.61% for the nine months ended September 30, 2019, related to our LIBOR-based borrowings. In addition, during the nine months ended September 30, 2018, we corrected an immaterial amount of $0.4 million in additional interest expense that should have been expensed during the periods from June 30, 2017 through December 31, 2017. For further information, see Note 2 “Summary of Significant Accounting Policies—Prior Period Adjustments” within our consolidated financial statements.
Equity in Net Losses of Investments
Equity in net losses of investments of $0.3 million related to the financial performance of our equity method investment in SUPERNAP International for the nine months ended September 30, 2018. As the carrying value of our investment in SUPERNAP International was reduced to zero as a result of recording our share of its losses as of March 31, 2018, we discontinued the equity method of accounting and will not provide for additional losses until our share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.
Loss on Interest Rate Swaps
In January and February 2019, we entered into four interest rate swap agreements to mitigate our exposure to interest rate risk. We recorded a loss on interest rate swaps that do not qualify for hedge accounting of $17.7 million from changes in the fair value for the nine months ended September 30, 2019.

Switch, Inc. | Q3 2019 Form 10-Q | 32

Other
Other income decreased by $1.3 million, or 51%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The decrease was primarily due to a decrease in interest income earned on our cash equivalents.
Income Tax Expense

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Income tax expense	$(1,249)	$(2,064)	$815	(39)%

Income tax expense decreased by $0.8 million, or 39%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. Income tax expense is driven by our allocable share of Switch, Ltd.’s income and loss before income taxes.
Net Income Attributable to Noncontrolling Interest

	Nine Months Ended September 30,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Net income attributable to noncontrolling interest	$11,423	$16,654	$(5,231)	(31)%

Net income attributable to noncontrolling interest decreased by $5.2 million, or 31%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to a decrease in net income.
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
As of September 30, 2019, we had $52.5 million of cash and cash equivalents. As of September 30, 2019, our total indebtedness was $672.1 million consisting of (i) $582.7 million principal from our term loan facility (net of debt issuance costs), (ii) $70.0 million from our revolving credit facility, and (iii) $19.4 million from our capital lease obligations. As of September 30, 2019, we had access to $430.0 million in additional liquidity from our revolving credit facility. For the year ending December 31, 2019, we expect to incur $245 million to $265 million in capital expenditures (excluding acquisitions of land); however, the exact amount will depend on a number of factors. We believe we have sufficient cash and access to liquidity, coupled with anticipated cash generated from operating activities, to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including repayment of the current portion of our debt as it becomes due and completion of our development projects.
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
In August 2018, our board of directors authorized a program by which Switch, Ltd. may repurchase up to $150.0 million of its outstanding Common Units for cash and Switch, Inc. will cancel a corresponding amount of Class B common shares. In November 2019, our board of directors increased the repurchase authority by $5.0 million, with any unused amount from this increase expiring on December 31, 2019. The program was effective immediately

Switch, Inc. | Q3 2019 Form 10-Q | 33

upon authorization, but may be suspended or discontinued at any time without notice. Repurchases under the Common Unit repurchase program will be funded from our existing cash and cash equivalents. As of September 30, 2019, we had $64.7 million remaining in repurchase authority, of which $49.2 million was used to repurchase Common Units in October 2019.
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$173,196	$140,915
Net cash used in investing activities	(222,358)	(223,143)
Net cash provided by (used in) financing activities	20,080	(77,927)
Net decrease in cash and cash equivalents	$(29,082)	$(160,155)
Cash Flows from Operating Activities
Cash from operating activities is primarily generated from operating income from our colocation and connectivity services.
Net cash provided by operating activities for the nine months ended September 30, 2019 was $173.2 million, compared to $140.9 million for the nine months ended September 30, 2018. The increase of $32.3 million was primarily due to increased operations in our expanded data center facilities and changes in our working capital accounts.
Cash Flows from Investing Activities
During the nine months ended September 30, 2019, net cash used in investing activities was $222.4 million, primarily consisting of capital expenditures of $221.3 million related to the expansion of our data center facilities.
During the nine months ended September 30, 2018, net cash used in investing activities was $223.1 million, primarily consisting of capital expenditures of $221.1 million related to the expansion of our data center facilities, and purchases of portfolio energy credits of $2.0 million.
Cash Flows from Financing Activities
During the nine months ended September 30, 2019, net cash provided by financing activities was $20.1 million, primarily consisting of $70.0 million in proceeds from borrowings on our revolving credit facility, partially offset by $24.7 million for the repurchase of Common Units, distributions paid to noncontrolling interest of $15.0 million, dividends paid of $6.4 million, and repayments of borrowings outstanding under our term loan of $4.5 million.
During the nine months ended September 30, 2018, net cash used in financing activities was $77.9 million, primarily consisting of $60.6 million for the repurchase of Common Units, distributions paid to noncontrolling interest of $8.9 million, repayments of borrowings outstanding under our term loan of $4.5 million, dividends paid of $2.0 million, and payments of tax withholdings upon settlement of restricted stock unit awards of $1.2 million.
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
The amended and restated credit agreement permits the issuance of letters of credit upon our request of up to $30.0 million. As of September 30, 2019, we had $70.0 million outstanding under the revolving credit facility accruing interest at an underlying variable rate of 3.54% and $430.0 million of availability. As of September 30, 2019, we had $582.7 million outstanding under the term loan (net of deferred debt issuance costs) with $400.0 million effectively fixed at 4.73% pursuant to interest rate swap agreements entered into in January and February 2019 and the remaining borrowings outstanding accruing interest at an underlying variable rate of 4.29%. Upon satisfying certain conditions, the amended and restated credit agreement provides that we can increase the amount

Switch, Inc. | Q3 2019 Form 10-Q | 34

available for borrowing under the credit facilities no more than five times (up to an additional $75.0 million in total, plus an additional amount subject to certain leverage restrictions) during the term of the amended and restated credit agreement.
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
The credit agreement contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations, subject to specified exceptions and baskets, on incurring additional debt, incurring additional liens, encumbrances or contingent liabilities, making investments in other persons or property, selling or disposing of our assets, merging with or acquiring other companies, liquidating or dissolving ourselves or any of the subsidiary guarantors, engaging in any business that is not otherwise a related line of business, engage in certain transactions with affiliates, paying dividends or making certain other restricted payments, and making loans, advances or guarantees. The terms of the credit agreement also require compliance with the consolidated total leverage ratio (as defined in the amended and restated credit agreement) starting with the fiscal quarter ended June 30, 2017. As of September 30, 2019, the maximum consolidated total leverage ratio was 4.75 to 1.00. The maximum consolidated total leverage ratio decreases over time to, and remains at, 4.00 to 1.00 for the quarters ending September 30, 2020 and thereafter through maturity. We were in compliance with this and our other covenants under the credit agreement as of September 30, 2019.
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
In June 2019, we entered into a power purchase and sale agreement to purchase a commitment of 20 megawatts per energy hour for a term of 12 months, or a purchase commitment of $6.3 million during the term, which started July 1, 2019. Scheduling services for the purchased power from the agreement result in an additional purchase commitment of $0.3 million, for a total purchase commitment of $6.6 million related to this agreement. The remaining total purchase commitment was $4.9 million as of September 30, 2019. Future power purchase commitments for the remainder of 2019 and 2020 are $1.6 million and $3.3 million, respectively, with no additional commitments upon termination of the agreement thereafter.
In July and October 2019, we entered into three power purchase and sale agreements for electricity and two battery energy storage system agreements to purchase 16.7 million megawatt-hours over a term of 25 years and battery capacity of 110 megawatts at a monthly price per kilowatt-month of installed capacity for a term of 20 years. These agreements result in an aggregate purchase commitment of $848.0 million during the respective terms starting on the earlier of October 1, 2022 or upon delivery of the battery energy storage systems.

Switch, Inc. | Q3 2019 Form 10-Q | 35

In October 2019, we entered into a power purchase and sale agreement for electricity to purchase a firm commitment of 10 megawatts per energy hour for a term of five months and 50 megawatts per energy hour for a term of one month, or a purchase commitment of $2.4 million, inclusive of scheduling services, for a total term of six months starting on January 1, 2020.
In October 2019, we borrowed $50.0 million under our revolving credit facility.
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
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. As of September 30, 2019, borrowings under our amended and restated credit agreement bear interest at a margin above LIBOR or base rate (each as defined in the amended and restated credit agreement) as selected by us. In January and February 2019, we entered into four interest rate swap agreements; whereby, we will pay a weighted average fixed interest rate (excluding the applicable interest margin) of 2.48% on notional amounts corresponding to borrowings of $400.0 million in exchange for receipts on the same notional amount at a variable interest rate based on the applicable LIBOR at the time of payment. The interest rate swap agreements mature in June 2024. As of September 30, 2019, we had $256.5 million outstanding under our credit facilities with an underlying variable interest rate of 4.21%. As of September 30, 2019, a hypothetical increase or decrease of 100 basis points in LIBOR would cause our annual interest cost to change by $2.6 million.
As of September 30, 2019, we had cash and cash equivalents of $52.5 million with cash equivalents of $23.2 million held in money market funds. A hypothetical increase or decrease of 100 basis points in the interest rate on our cash equivalents held in money market funds as of September 30, 2019 would cause our annual interest income to change by $0.2 million.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2019, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, or the Exchange Act). Based on their evaluation, as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described below.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that

Switch, Inc. | Q3 2019 Form 10-Q | 36

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
The first material weakness was identified in connection with the audit of our 2016 consolidated financial statements. This material weakness was due to a failure of the information and communication component of internal control to provide complete and accurate output because of deficiencies in the communication process. Contracts executed by various departments were not communicated, on a timely basis, to the accounting department, resulting in recording of out-of-period adjustments that impacted the recognition and disclosure of amounts in the consolidated financial statements during the year ended December 31, 2016. We concluded this material weakness continued to exist as of September 30, 2019.
The second material weakness, which was identified in connection with the audit of our 2017 consolidated financial statements, related to an insufficient complement of resources with an appropriate level of accounting expertise, knowledge, and training commensurate with the complexity of our financial reporting matters. This material weakness led to pervasive immaterial adjustments to our annual and interim consolidated financial statements, inadequate review over account reconciliations and the inability to maintain segregation of duties over journal entries resulting in the lack of an effective control environment. We concluded this material weakness continued to exist as of September 30, 2019.
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
Changes in Internal Control over Financial Reporting
Other than as described above, there was no change in our internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Switch, Inc. | Q3 2019 Form 10-Q | 37

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
Four substantially similar putative class action complaints, captioned Martz v. Switch, Inc. et al. (filed April 20, 2018); Palkon v. Switch, Inc. et al. (filed April 30, 2018); Chun v. Switch, Inc. et al. (filed May 11, 2018); and Silverberg v. Switch, Inc. et al. (filed June 6, 2018), were filed in the Eighth Judicial District of Nevada, and subsequently consolidated into a single case (the “State Court Securities Action”). Additionally, on June 11, 2018, one putative class action complaint captioned Cai v. Switch, Inc. et al. was filed in the United States District Court for the District of New Jersey (the “Federal Court Securities Action,” and collectively with the State Court Securities Action, the “Securities Actions”) and subsequently transferred to the Eighth Judicial District of Nevada in August 2018 and the federal court appointed Oscar Farach lead plaintiff. These lawsuits were filed against Switch, Inc., certain current and former officers and directors and certain underwriters of Switch, Inc.’s IPO alleging federal securities law violations in connection with the IPO. These lawsuits were brought by purported stockholders of Switch, Inc. seeking to represent a class of stockholders who purchased Class A common stock in or traceable to the IPO, and seek unspecified damages and other relief. In October 2018, the state court granted the defendants’ motion to stay the State Court Securities Action in favor of the Federal Court Securities Action, which stay was affirmed by the Nevada Supreme Court in September 2019. In October 2018, the lead plaintiff of the Federal Court Securities Action filed an amended complaint. In November 2018, Switch, Inc. and other defendants filed a motion to dismiss for failure to state a claim and a motion to strike. In July 2019, the federal court granted Switch, Inc.’s motion to dismiss in part, which narrowed the scope of the plaintiff’s case. The parties are currently engaged in discovery in the Federal Court Securities Action. Switch, Inc. believes that these lawsuits are without merit and intends to continue to vigorously defend against them.
On September 10, 2018, two purported stockholders of Switch, Inc. filed substantially similar shareholder derivative complaints, respectively captioned Liu v. Roy et al., and Zhao v. Roy et al., in the Eighth Judicial District of Nevada, which were subsequently consolidated into a single case (the “Derivative Shareholder Action”). These lawsuits allege breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement against certain current and former officers and directors of Switch, Inc. The plaintiffs also named Switch, Inc. as a nominal defendant. The complaints arise generally from the same allegations described in the State Court Securities Action and Federal Court Securities Action. The plaintiffs seek unspecified damages on Switch, Inc.’s behalf from the officer and director defendants, certain corporate governance actions, compensatory awards, and other relief. In December 2018, the court granted the parties’ stipulation to stay the Derivative Shareholder Action until the Securities Actions are dismissed with prejudice or until the defendants file an answer in any of the Securities Actions. The parties are currently negotiating a further stay of the Derivative Shareholder Action pending the resolution of the Federal Court Securities Action.
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

Switch, Inc. | Q3 2019 Form 10-Q | 38

Item 1A.	Risk Factors.
There have been no material changes with respect to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6.	Exhibits.

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Articles of Incorporation of Switch, Inc.	8-K	3.1	10/11/2017
3.2		Amended and Restated Bylaws of Switch, Inc.	8-K	3.2	10/11/2017
31.1	*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
___________________________________________________________________
*    Filed herewith.
#    Furnished herewith.

Switch, Inc. | Q3 2019 Form 10-Q | 39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Switch, Inc. (Registrant)

Date:	November 12, 2019	/s/ Gabe Nacht
Gabe Nacht Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)