Form 10-K
period 2019-12-31
Switch, Inc.
filed 2020-03-02
CIK 1710583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
As of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the closing price on that date as reported by the New York Stock Exchange was $863.2 million.
As of February 1, 2020, the registrant had 94,877,065 shares of Class A common stock, 146,410,385 shares of Class B common stock, and no shares of Class C common stock outstanding.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2020 annual meeting of the stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•
“Former Incentive Unit Holders” refer collectively to (i) our named executive officers; (ii) an affiliated entity of Mr. Roy; (iii) Mr. Snyder; and (iv) certain other current and former non-executive employees, in each case, who held incentive units in Switch, Ltd. and whose incentive units converted into Common Units of Switch, Ltd. in connection with our initial public offering (“IPO”).

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

Company Overview

We believe the future of the connected world depends on the sustainable and cost-effective growth of the internet and the services it enables. Using our technology platform, we provide solutions to help enable that growth. We believe we are a pioneer in the design, construction and operation of some of the world’s most reliable, secure, resilient and sustainable data centers. Our advanced data centers reside at the center of our platform and provide power densities that exceed industry averages with efficient cooling, while being powered by 100% renewable energy. Two of our data centers are the only carrier-neutral colocation facilities in the world to be certified Tier IV Design, Tier IV Facility and Tier IV Gold in Operational Excellence. While these certifications have been the highest classifications available in the industry, we are building our current facilities to our proprietary Class 5™ Platinum standards, which exceed and are more comprehensive than Tier IV standards. Our platform has powerful network effects and nurtures a rich technology ecosystem that benefits its participants. We further enhance these benefits as we innovate and expand our platform ecosystem. We currently have more than 950 customers, including some of the world’s largest technology and digital media companies, cloud IT and software providers, financial institutions and network and telecommunications providers.

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

The vast majority of our data centers are greenfield construction, and our critical infrastructure components are purpose-built to satisfy customers’ needs, drive efficiency and enable the deployment of highly advanced computing technologies. We build our facilities using Switch Modularly Optimized Designs (“Switch MODs”). These designs allow us to rapidly deploy or replace infrastructure to meet our customers’ current and future data storage and compute requirements. Additionally, our patented designs have redefined traditional data center space and cooling, allowing our customers to achieve significantly higher power densities than are available in traditional data centers. We believe the combination of these design elements reduces our operational costs, minimizes investment risk and positions us to adapt as the Internet of Everything continues to evolve. Our technologies were all designed and invented by our founder, Rob Roy, and are protected by over 500 issued and pending patent claims. Since the opening of our first colocation facility, we have delivered 100% uptime across all of our facilities. During the years ended December 31, 2019, 2018, and 2017, we derived 80%, 80%, and 81% of our revenue, respectively, from colocation services.

During 2019, we operated three primary campus locations, called Primes, which encompass 11 colocation facilities with an aggregate of up to 4.4 million gross square feet (“GSF”) of space. These facilities have up to 455 megawatts (“MW”) of power available to them. Our Primes consist of The Core Campus in Las Vegas, Nevada; The Citadel Campus near Reno, Nevada; and The Pyramid Campus in Grand Rapids, Michigan. In addition, our fourth Prime, The Keep Campus in Atlanta, Georgia, opened during the first quarter of 2020. Our Primes are strategically located in geographies that combine a low risk of natural disaster, favorable tax policies for customers deploying computing infrastructure and low latency connectivity to major metropolitan markets, such as Los Angeles, San Francisco, Silicon Valley, Chicago, New York, Northern Virginia and Miami. As a result, customers in these metropolitan markets can access our advanced colocation facilities while reducing exposure to the higher taxes, higher cost of power and higher risk of natural disaster that might be prevalent in other markets. In addition to our Primes, SUPERNAP International, S.A. (“SUPERNAP International”) our international joint venture, has deployed facilities in Italy and Thailand that collectively provide up to approximately 904,000 GSF of space, with up to 100 MW of power available to these facilities. We can also use our Switch MOD technology to build single-user facilities,

Switch, Inc. | 2019 Form 10-K | 1

and we are considering opportunities to deploy this technology in a build-to-suit offering for our enterprise customers.

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

We believe our advanced platform, high level of service and competitive pricing create a disruptive offering with a powerful customer value proposition that differentiates us from many other existing solutions. Our advanced data centers are designed for efficiency and allow our customers to achieve higher than average power densities per cabinet with appropriate cooling, which we believe improves the performance and increases the life of our customers’ equipment. We located our data centers in areas with tax benefits, such as low or no sales tax on equipment, and access to competitively priced renewable power, both of which help further lower our customers’ total cost of ownership. Finally, our Combined Ordering Retail Ecosystem (“CORE”) service aggregates our customers’ buying power, and can significantly lower many of our customers’ connectivity costs. We believe the power of our customer value proposition is evidenced by our customer loyalty and low annual churn rate, which we define as the reduction in recurring revenue attributed to customer terminations or non-renewal of expired contracts, divided by revenue at the beginning of the period. Our average annual churn rate was 0.6% over the three years ended December 31, 2019 and 0.6% for the year ended December 31, 2019.

We believe that our technologies enable attractive cash flow yields on invested capital. Our modular expansion and vertically integrated development approach allows us to deploy capital efficiently, which further increases our yields. Across our current facilities, we generated on average a 17.1% cash flow yield on invested capital in 2019. We define cash flow yield on invested capital as Adjusted EBITDA less income taxes and maintenance capital expenditures, divided by property and equipment, net, less construction in progress.

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

First, we believe that increases in server density are beginning to strain the current power and cooling capacity of traditional colocation data centers. As IT hardware advances, servers increase in power but decrease in size, generating more heat and requiring more cooling per cabinet. Chip feature sizes have been repeatedly scaled down to fit more transistors in smaller chips. The nodes on a chip shrank from 30,000 nanometers (“nm”) in 1963 to 14 nm in 2016, and are expected to reach 5 nm by 2026. We expect these trends will require many traditional data center companies and enterprise-built data center facilities to attempt to retrofit their existing infrastructure to accommodate the additional weight of denser cabinets and the additional equipment necessary to power and cool those cabinets. Current designs typically include raised floors and cooling equipment installed on the ceiling or roof. Retrofitting these designs, even if possible, would be time-consuming, expensive and highly disruptive to existing customers, and may still not allow a data center to keep pace with technological advances.

Second, we believe that the public cloud is not an ideal solution for certain business critical data storage and computing needs. Large or sophisticated workloads may be expensive to run in the public cloud or may require higher availability and reliability than the public cloud provides. Enterprises with sensitive or regulated data, such as

Switch, Inc. | 2019 Form 10-K | 2

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

Our Competitive Strengths

We believe we distinguish ourselves from typical colocation providers and other technology infrastructure companies through our competitive strengths, which include:

Purpose-Built, Highly-Resilient, Patented Solutions

Our critical infrastructure components are purpose-built to satisfy customers’ needs, drive efficiency and enable the deployment of highly advanced computing technologies, and our designs are protected by over 500 issued and pending patent claims. Our Switch MODs allow us to rapidly deploy or replace infrastructure as our customers’ needs evolve. We believe this reduces operational costs, minimizes investment risk and facilitates our ability to adapt as the Internet of Everything continues to evolve.

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

We have the only carrier-neutral colocation facilities in the world to be certified Tier IV Design, Tier IV Facility and Tier IV Gold in Operational Excellence, all of which were among the highest classifications available in the industry at the time. This requires fully redundant systems and total fault tolerance. We utilize the most stringent operational protocols to ensure our customers’ infrastructure is always on. As such, we have delivered 100% uptime across all of our facilities since the opening of our first colocation facility. In an effort to increase transparency and enhance the reliability of data center rating standards, we also introduced a proprietary Class 5™ Platinum standard. This standard exceeds the Tier IV Gold certifications and incorporates more than 30 additional elements critical to data center design and constant operation. These elements include even more stringent parameters regarding long-term power system capabilities, the number of available carriers, zero roof penetrations, the location of cooling system lines in or above the data center, physical and network security and 100% use of renewable energy. We currently build our facilities to this Class 5™ Platinum standard.

Differentiated Technology Ecosystem Underscored by Powerful Network Effects

We operate a dynamic technology ecosystem that brings together a wide variety of parties. Many of the participants in our ecosystem collaborate and engage in commerce with one another to enhance their own

Switch, Inc. | 2019 Form 10-K | 3

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

Visionary and Experienced Leadership Underscored by a Culture of Innovation and Execution

Rob Roy is a serial “inventrepreneur” who is a recognized expert in advanced end-to-end solutions for mission-critical facilities. Rob Roy first invented his design for the Switch MOD more than a decade ago and since then has added numerous inventions and corresponding patent claims to the Switch portfolio. The designs of our data center facilities are protected by over 500 issued and pending patent claims.

Rob Roy has instilled in us the practice of “Switchful Thinking”— the state of constant willingness to change and adapt and to produce the best solutions through innovation and invention. We were built and are led by a

Switch, Inc. | 2019 Form 10-K | 4

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

Our goal is to enable the current and future compute needs of our customers and to facilitate technological advancement through smart and sustainable infrastructure solutions designed to support the most innovative technology ecosystems in the world. To accomplish this, we plan to:

•
Continue to Grow Our Existing Prime Campus Locations. During 2019, we operated The Core Campus, The Citadel Campus and The Pyramid Campus in or near Las Vegas, Reno and Grand Rapids, respectively. These Primes currently encompass 11 data centers with an aggregate of up to 4.4 million GSF of space and up to 455 MW of power available to these facilities. We plan to continue to expand these Primes and actively pursue additional customers with strategic fit for our ecosystem, as well as sell additional solutions to existing customers. Each of our Primes has room for expansion.

•
Expand into New Geographies in the United States. We opened The Keep Campus in Atlanta, Georgia during the first quarter of 2020 to expand geographically into the southeast and mid-Atlantic United States. We believe this approach, combined with our ability to deploy capital efficiently through our modular design, reduces the risks associated with our geographic expansion and enhances the strategic value of our new locations.

•
Leverage Our Unique Technology Ecosystem to Drive Interconnection Growth. Our ecosystem connects more than 950 customers, including over 250 cloud, IT and software providers and more than 90 network and telecommunications providers, which creates an important hub for the Internet of Everything. We plan to support our customers’ interconnection needs by continuing to increase our cross connect and external broadband offerings.

•
Maintain and Extend Our Technological Leadership. We have a long history of innovation and are a dynamically inventive organization. We plan to continue to invest in the development of new technologies in order to continue improving our standards for security, availability and scalability. Additionally, we intend to leverage our patented technologies and designs to strategically pursue new, adjacent market opportunities outside our core business. By leveraging our technology and leadership in data center design, we believe we can solve new problems created by the rapid expansion of the internet, data storage and analytics.

•
Pursue Strategic Partnerships. We may enter into strategic relationships with a variety of partners that contribute to our business. For example, rather than simply offering our customers connectivity to public cloud environments, frequently referred to as being an “on ramp” to the cloud, we may partner with public cloud providers to address that portion of their customers’ needs that require higher density and reliability than is typically available from public cloud offerings. To facilitate these potential partnerships, we plan to expand in locations alongside hyperscale cloud deployments enabling us to provide colocation for cloud customers’ mission critical needs. In 2018, we entered into a partnership with a private cloud provider to deliver digital transformation services to customers in our data centers.

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

We can also build any of our Switch MODs in a single-user configuration. This provides an alternative to traditional colocation for customers with large, dedicated compute and data storage needs. Regardless of whether

Switch, Inc. | 2019 Form 10-K | 5

they are used for colocation or single-user purposes, we design, manufacture and operate our Switch MODs to meet our proprietary Class 5™ Platinum standard.

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

The Switch Power Distribution Units (“PDUs”) are part of our system-plus-system color-coded power components, which provide modular power and allow the data center to deliver 100% power uptime.

Power Density and Cooling Capacity
One of the most significant challenges faced by traditional colocation facilities is the need to increase their power density and cooling capacity to keep pace with the increases in IT equipment power requirements and heat exhaustion. Traditional data centers are designed with a raised floor and internal Computer Room Air Conditioner (“CRAC”) units that take up valuable floor space. In these traditional environments, the hot air exhausted by IT equipment blends with the cold air provided by the CRAC units, which causes the temperature to rise. As customers add more equipment, the data center operator must install additional internal CRAC units. Customers in these traditional data centers are required to leave portions of the cabinets empty to reduce the amount of heat coming out of the cabinet, which forces the customer to buy additional space for their equipment to accommodate these cooling restrictions. We expect many traditional colocation facilities will be required to attempt to retrofit their infrastructure, if possible, to accommodate the additional weight of denser cabinets and the additional equipment necessary to power and cool those cabinets. Without these retrofitting changes, we believe these traditional colocation facilities will not be able to accommodate the newer servers or the higher densities required by customers who want to run them.

We have developed patented technologies that have redefined data center space and cooling, allowing customers to deploy high density and scalable IT architectures to support demanding and mission critical workloads. Our data centers are designed to enable us to adapt to customers’ needs for increased power and densities without retrofitting our existing facilities. These technologies include:

•
100% Hot Aisle Containment Rows.    We refer to our patented 100% Hot Aisle Containment Row technology as the Switch Thermal Separate Compartment in Facility (“T-SCIF”) or the Chimney Pod. As depicted in the figure below, the T-SCIF (Chimney Pod) creates a fully contained hot aisle between parallel rows of cabinets. The heat from the customers’ equipment exhausts into the hot aisle, where it vents up into a hot-air plenum and out of the data center via extraction fans. Simultaneously, cold air is released from the overhead vents in the cold room into the intakes of the IT equipment in the cabinets, which cools the equipment. The exhausted hot air is never allowed to blend back into the cold room, which helps ensure that our customers’ IT equipment operates in the correct environmental conditions. Using this cooling method, we are able to cool power levels that significantly exceed those of traditional data centers. Our ability to support these increased densities enables our customers to use and buy less cabinet space to house their equipment, which reduces the cost of their deployment. Similarly, the ability to handle these increased densities allows us to deploy more power on less space, driving a higher return on capital.

Switch, Inc. | 2019 Form 10-K | 6

•
Exterior Wall Penetrating Multi-Mode HVAC Units.    We provide cooling to the T-SCIFs using our patented Exterior Wall Penetrating Multi-Mode heating, ventilation and air conditioning (“HVAC”) units that we refer to as the TSC 500, TSC 600 and TSC 1000. The units are attached to the exterior wall of the Switch MOD, which alleviates the cost of reinforcing the data center floor or roof to support the weight of HVAC equipment, while also enabling complete segregation of hot and cold air in the data center. The exterior location of our TSC units eliminates the need to bring water into the data center, frees up valuable IT space for cabinet deployments and allows us to repair or replace any single TSC without disrupting the data center environment. Each of our TSC 500, TSC 600 and TSC 1000 units can take advantage of multiple modes of cooling depending on the environment, which enables us to construct facilities that can be cooled entirely without water. We believe this combination of cooling methods makes our facilities the most efficient and resilient large-scale commercial data centers ever constructed.

•
Hot and Cold Containment Segregation Structure.    The Switch BLACK IRON FOREST is the framework that supports the weight of the 100% Hot Aisle Containment Rows within a T-SCIF, the ceiling for the heat containment chamber, the power delivery pathways for each uninterruptible power system (“UPS”) and cabinet system-plus-system PDU. This increases the stability and integrity of our facilities by distributing all overhead weight to a concrete steel-reinforced slab on grade floor. This structure is also connected horizontally across the facility, which increases the physical stability of the facility. In addition, this structure’s thermal qualities help efficiently maintain the temperature within the data center because all of this metal gets cold from all the cold air blowing on it all the time, and stays cold, radiating cold air through the room and helping to keep the room cold.

Switch, Inc. | 2019 Form 10-K | 7

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

•
Multi-System Power Containers.    The Switch Power Optimized Delivery (“POD”) consists of a separate, color-coded, tri-redundant system in a system-plus-system configuration. This tri-redundant design reinforces our mission-critical focus on delivering 100% power uptime.

•
Data Center Infrastructure Management System.    The advanced infrastructure solutions that power, cool, connect and protect our data centers are monitored and optimized with our Living Data Center (“LDC”) software. This Switch-developed and supported software monitors all the critical infrastructure of the data center macro-environment and the micro-environments for each customer. Our customers can securely access data pertaining to each of their deployments on a real-time basis as LDC dynamically updates and displays information synthesized from thousands of sensors deployed throughout each facility.

Switch, Inc. | 2019 Form 10-K | 8

Our Campus Locations

As of December 31, 2019, we had the following Prime Campuses operating or under development at strategic locations in the United States, encompassing 11 data centers and 4.4 million GSF of space:

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

•
The Keep Campus.    The Keep Campus is our Southeastern Prime located in Atlanta, Georgia. We began construction of the campus in the fourth quarter of 2017 and our first data center opened during the first quarter of 2020. This data center is designed to include up to approximately 310,000 GSF of space and have up to 35 MW of 100% renewable power available to the facility. The Keep Campus is planned to include additional data centers that will provide up to approximately 790,000 GSF of additional space and have up to 75 MW of 100% renewable power available to the facilities.

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

Switch, Inc. | 2019 Form 10-K | 9

In addition to our Primes, SUPERNAP International has deployed facilities in Italy and Thailand that collectively provide up to approximately 904,000 GSF of space, with up to 100 MW of power available to the facilities.

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

The powerful Switch technology ecosystem creates value for our enterprise customers, such as:

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

•
Service Provider Access.    Our Switch CLOUD ecosystem provides our customers with direct access to more than 250 cloud, IT and software providers and the flexibility to leverage the right mix of on- and off-premise public and private cloud services. By establishing these connections within our facility, our customers enjoy low-latency, highly secure and flexible access to multiple cloud providers to meet their unique business requirements.

•
Interconnectivity.    Our ecosystem connects more than 950 customers, including over 250 cloud, IT and software providers and more than 90 network and telecommunications providers, which enhances our customers’ ability to inter- and cross-connect. The ability for customers to privately interconnect has many benefits including reducing costs, optimizing performance and satisfying regulatory requirements. Interconnecting within our data center allows customers to avoid the expense associated with long-haul dedicated connectivity and provides reduced latency and higher availability. By cross-connecting within our facilities, regulated entities can avoid the need to exchange traffic over the internet, thereby satisfying regulatory security requirements in a more cost-efficient manner.

Switch, Inc. | 2019 Form 10-K | 10

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

Our technology ecosystem also creates intrinsic value for us, such as:

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

•
Customer Loyalty.    Our ecosystem helps support our strong customer value proposition, which in turn creates customer loyalty. We believe this loyalty is evidenced by our low annual churn rate, which averaged approximately 0.6% over the three years ended December 31, 2019 and 0.6% for the year ended December 31, 2019. Additionally, our customers regularly expand their deployments within our facilities. For example, approximately 62% of the increase in revenue for the year ended December 31, 2019 was attributable to growth from existing customers, while the remaining 38% of the increase in revenue was attributable to new customers initiating service after December 31, 2018.

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

•
Switch CONNECT.    Switch CONNECT provides telecommunications audit and agency services that help our customers evaluate network needs and purchase substantially discounted telecommunications services through CORE, our purchasing cooperative. CORE aggregates the buying power of the over $8 trillion combined market capitalization of the customers in our ecosystem. Our Switch CONNECT team has achieved savings in excess of 50% for our customers compared with their previous telecommunications spend.

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

Our Customers

We have more than 950 customers, including some of the world’s largest technology and digital media companies, cloud, IT and software providers, financial institutions and network and telecommunications providers. Our customer base is meaningfully diversified across key industries, including approximately 26% in cloud, IT and software, 18% in retail and consumer goods, 15% in digital media and entertainment, 12% in financial, and 8% in network and telecommunications as of December 31, 2019. In each of these industries we have marquee customers who have grown with us over time. We believe that we have a significant opportunity to both grow penetration of existing customers as well as attract new customers. For the years ended December 31, 2019 and

Switch, Inc. | 2019 Form 10-K | 11

2018, our top 10 customers accounted for approximately 36.5% and 36.3% of revenue, respectively, and only one customer, eBay, Inc. and its affiliates, accounted for more than 10% of revenue during each year.

We provide our customers with a consistent experience and high level of service at low cost, which enables us to maintain one of the lowest churn rates in the industry and the lowest of any publicly reporting data center company that reports churn rate metrics. From 2017 to 2019, our annual churn rate averaged 0.6%. Our early customers remain loyal to us today.

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

•
Leading Power and Cooling Efficiency.    Our technology results in significant efficiencies enabling annual Power Usage Effectiveness (“PUE”) of 1.28. We do not believe other colocation data center providers are able to maintain such a low PUE while simultaneously allowing customers to operate at very high power densities. We accomplish all of this without compromising our adherence to industry best standards. Our facilities are 100% green and operate at a level that exceeds the standards of IEEE, ANSI, ASHRAE, 24/7, ISO 9001, SAS 70/SSAE-16, BICSI and the Green Grid Association.

•
Supporting New and Local Solar.    In 2016, we partnered with the local Nevada utility to construct Switch Station 1 and Switch Station 2, which are two solar power stations in Las Vegas, Nevada having a combined 179 MW of nameplate capacity. In 2019, we also partnered with Capital Dynamics in the construction of “Gigawatt 1,” the single largest solar project portfolio in the United States. We have secured long-term power purchase and sale agreements under a solar project part of Gigawatt 1 with 180 MW of nameplate capacity and a 90 MW energy storage facility, which are expected to commence during 2022.

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

Switch, Inc. | 2019 Form 10-K | 12

•
Committing to Our Communities through Economic Development.    We believe in building strong communities wherever we operate. We drive and will continue to push economic development through the creation of Rob Roy’s InNEVation Centers. The centers were created to support the New Nevada Initiative. We like to say that we take the “no” out of innovation. These economic hubs support startups, growups and our customers in collaborating with non-profits, educators, community and thought leaders and “inNEVators” of all shapes and sizes to engage with each other and drive economic results in the communities in which we operate.

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

•
Karma: Our culture is grounded in the philosophy of doing the right thing.    Innovation, detail and excellence drives everything from the interior architecture of our environments to our delivery of 100% uptime. We do it all with dedication to providing world-renowned facilities, superior service for our customers, the best working experience in the industry, true technology leadership and deep caring for the communities where we operate and the planet where we live. Our logo mark was designed to put the power of karma at the center of our company. We believe that if you put good energy out, you will get good energy back.

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

We use a direct sales force and selected partner relationships to market our offerings to global enterprises, content providers, financial companies and mobile and network service providers. We have a robust colocation sales team who combined offer over 50 years of experience as members of our team. Our culture is one which fosters a team environment and allows our sales representatives to offer the customer the solution they need without artificial sales pressure. We believe that the strength of our product and market reputation are the biggest reasons for increased sales activity.

Switch, Inc. | 2019 Form 10-K | 13

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

Competition

We offer a broad range of data center services and, as a result, we may compete with a wide range of data center service providers for some or all of the services we offer. We face competition from numerous developers, owners and operators in the data center industry, including managed services providers and real estate investment trusts (“REITs”) such as CoreSite Realty Corporation, CyrusOne Inc., Digital Realty Trust, Inc., Equinix, Inc. and QTS Realty Trust, Inc., some of which own or lease data centers, or may do so in the future, in markets in which our properties are located. Additionally, we are aware of other companies that may compete against us in various geographies or that may be developing additional data center capabilities to compete with us. Our current and future competitors may vary by size and service offerings and geographic presence.

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

Employees

As of December 31, 2019, we had 789 employees. We collaborate with the local unions where applicable, such as construction and the trades; however, none of our direct employees are represented by a labor union or covered by a collective bargaining agreement. We believe our employee relations are good and we have not experienced any work stoppages.

Regulation

General
Data centers in our markets are subject to various laws, ordinances and regulations. We believe that each of our properties has the necessary permits and approvals for us to operate our business.

Americans with Disabilities Act
Our properties must comply with Title III of the Americans with Disabilities Act of 1990 (the “ADA”) to the extent that such properties are “public accommodations” or “commercial facilities” as defined by the ADA. The ADA may require, for example, removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial

Switch, Inc. | 2019 Form 10-K | 14

compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

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

As of December 31, 2019, we have 22 granted or allowed U.S. patents and patent applications by the United States Patent and Trademark Office comprising 379 granted or allowed claims. We also have 22 pending U.S. patent applications comprising 312 patent pending claims. The first of our patents begin expiring on or around June 13, 2028 subject to our ability to extend the term under applicable law. In addition to capturing additional innovations and inventions generated by us, we continually review our development efforts to assess the existence and patentability of new intellectual property. We actively pursue the registration of our domain names, trademarks and service marks in the United States, including new generic top-level domains, and in certain locations outside the United States. To protect our brand, we file trademark registrations in some international jurisdictions, and

Switch, Inc. | 2019 Form 10-K | 15

actively monitor online activities of others. As of December 31, 2019, we also had more than 190 trademark class registrations, more than 235 trademark class applications for more than 430 trademarks in the United States, and over 50 pending and registered trademarks in foreign countries. We have also registered more than 1,050 domain names, including www.switch.com, www.switch.net, and www.switch.org.

We have engaged in limited licensing of our intellectual property and there is the potential to further monetize our intellectual property in this manner in the future. Currently, we deploy our intellectual property for our own benefit and leverage our registrations to prevent mimicry by others.

Our Portfolio

The following chart provides various metrics relative to our portfolio as of December 31, 2019:

Campus(1)	Year Operational	Gross Square Feet (up to)(2)	Utilization % - By Campus(3)	Utilization % - By Open Sector(3)	Power Capacity (up to)(4)

The Core Campus(5)
Current: 9 Facilities(6)	2003-2019	2,340,000	90%	94%	315 MW

The Citadel Campus
Current: TAHOE RENO 1	2016	1,360,000	44%	75%	130 MW
Future: 7 Facilities	2021+	5,890,000			520 MW

The Pyramid Campus
Current: Switch PYRAMID	2016	430,000
		(Office)
		220,000	58%	97%	10 MW
		(Data Center)
Future: 2 Facilities	2021+	940,000			100 MW

The Keep Campus
Future(7)	2020+	1,100,000			110 MW

U.S. Total (Current)		4,350,000			455 MW
U.S. Total (Future)		7,930,000			730 MW
________________________________________

(1)
SUPERNAP International has also deployed two additional data centers in Milan, Italy and Bangkok, Thailand that collectively provide up to approximately 904,000 GSF of space, with up to 100 MW of power available to these facilities. We hold a 50% ownership interest in SUPERNAP International.

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

(7)
Our first data center in The Keep Campus opened during the first quarter of 2020. This data center is designed to include up to approximately 310,000 GSF of space and have up to 35 MW of 100% renewable power available to the facility.

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

As of December 31, 2019, we owned 37.8% of Switch, Ltd. and the noncontrolling interest holders owned the remaining 62.2% of Switch, Ltd.

Switch, Inc. | 2019 Form 10-K | 16

Although we have a minority economic interest in Switch, Ltd., we have the sole voting interest in, and control the management of, Switch, Ltd. Accordingly, we consolidate the financial results of Switch, Ltd. and report a noncontrolling interest on our consolidated statements of comprehensive income (loss), representing the portion of net income or loss and comprehensive income or loss attributable to the other members of Switch, Ltd.

Additional Information
We make available free of charge on our website at investors.switch.com our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such materials with, or furnish it to the Securities and Exchange Commission (“SEC”). The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this Form 10‑K, or any other document that we file with the SEC.

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

Switch, Inc. | 2019 Form 10-K | 17

Any inability to manage our growth could disrupt our business and reduce our profitability.
We have experienced significant growth in recent years. Our annual revenue grew from $265.9 million in 2015 to $462.3 million in 2019. Our rapid growth has placed, and will continue to place, significant demands on our management and our administrative, operational and financial systems. Continued expansion increases the challenges we face in:

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

Switch, Inc. | 2019 Form 10-K | 18

•
the timing and magnitude of other operating expenses, including taxes, expenses related to the expansion of sales, marketing, operations and acquisitions, if any, of complementary businesses and assets;

•	the cost and availability of adequate public utilities, including power;

•	changes in employee stock-based compensation;

•	overall inflation;

•	increasing interest expense due to any increases in interest rates and/or potential additional debt financings;

•	changes in our tax planning strategies or failure to realize anticipated benefits from such strategies;

•	changes in income tax benefit or expense; and

•	changes in or new accounting principles generally accepted in the United States (“GAAP”) as periodically released by the Financial Accounting Standards Board.
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

Switch, Inc. | 2019 Form 10-K | 19

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
We often have a long selling cycle for our largest transactions, which can range from a few months to up to a year or more. This can require our customers and us to invest significant capital, human resources and time prior to receiving any revenue. A customer’s decision to utilize our colocation services or our other services often involves time-consuming contract negotiations and substantial due diligence on the part of the customer regarding the adequacy of our infrastructure and attractiveness of our resources and services. Macroeconomic conditions, including economic and market downturns, may further impact this long sales cycle by making it difficult for customers to accurately forecast and plan future business activities. This could cause customers to slow spending or delay decision-making on our products and services, which would delay and lengthen our sales cycle. Furthermore, we may expend significant time and resources in pursuing a particular sale or customer, and we do not recognize revenue for our services until we provide the services under the terms of the applicable contract. Our efforts in pursuing a particular sale or customer may not be successful, and we may not always have sufficient capital on hand to satisfy our working capital needs between the date on which we sign an agreement with a new customer and when we first receive revenue for services delivered to the customer. If our efforts in pursuing sales and customers are unsuccessful, or our cash on hand is insufficient to cover our working capital needs over the course of our long selling cycle, our financial condition could be negatively affected.
Our outstanding indebtedness may limit our operational and financial flexibility.
As of December 31, 2019, we had total indebtedness of $751.4 million under our credit facilities (net of debt issuance costs) and we had $330.0 million in availability under our revolving credit facility. Our leveraged position could have important consequences, including:

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

Switch, Inc. | 2019 Form 10-K | 20

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
Changes in the method of determining the London Interbank Offered Rate (“LIBOR”) or the replacement of LIBOR with an alternative reference rate, may adversely affect our financial condition and results of operations.
Certain of our financial obligations and instruments, including our credit facility and interest rate swap agreements, are calculated by reference to LIBOR. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The potential consequences cannot be fully predicted and may result in, among other things, increased volatility and illiquidity in markets for instruments that currently rely on LIBOR, increased borrowing costs, reductions in the value of certain instruments or the effectiveness of related transactions such as interest rate swaps, difficulty and costly processes to amend applicable contracts and instruments and difficulties, complications or delays in connection with future financing and hedging efforts. Any of these consequences could materially and adversely affect our results of operations, cash flows, and liquidity.
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

Switch, Inc. | 2019 Form 10-K | 21

We generate significant revenue from data centers located in one location and a significant disruption to this location could materially and adversely affect our operations.
We generate significant revenue from data centers located at The Core Campus in Las Vegas, and a significant disruption to this location could materially and adversely affect our operations. While the Pyramid Campus in Grand Rapids and The Citadel Campus near Reno opened in 2016, both locations are in development and will require additional capital investment to reach full build out and the revenue contribution from these locations is relatively small in comparison to The Core Campus in Las Vegas. Our data centers located in Las Vegas comprised 88.6% of our revenue during the year ended December 31, 2019. The occurrence of a catastrophic event, or a prolonged disruption in this region could materially and adversely affect our operations.
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
The critical systems of the data center facilities we operate and the services we provide are subject to failure. Any failure in the critical systems of any data center facility we operate or services that we provide, including a breakdown in critical plant, equipment or services, such as the cooling equipment, generators, backup batteries, routers, switches, or other equipment, power supplies, or network connectivity, whether or not within our control, could result in service interruptions and data losses for our customers as well as equipment damage, which could significantly disrupt the normal business operations of our customers and harm our reputation and reduce our revenue. Any failure or downtime in one of the data center facilities that we operate could affect many of our customers. The total destruction or severe impairment of any of the data center facilities we operate could result in significant downtime of our services and loss of customer data. Since our ability to attract and retain customers depends on our ability to provide highly reliable service, even minor interruptions in our service could harm our reputation and cause us to incur financial penalties. The services we provide are subject to failures resulting from numerous factors, including:

•	power loss;

•	equipment failure;

•	human error or accidents;

•	theft, sabotage and vandalism;

•	failure by us or our suppliers to provide adequate service or maintenance to our equipment;

•	network connectivity downtime and fiber cuts;

•	security breaches to our infrastructure;

•	improper building maintenance by us;

•	physical, electronic and cyber security breaches;

•	fire, earthquake, hurricane, tornado, flood and other natural disasters;

•	extreme temperatures;

•	water damage;

•	public health emergencies, including pandemics such as the recent spread of COVID-19 (coronavirus); and

•	terrorism.
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

Switch, Inc. | 2019 Form 10-K | 22

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

Switch, Inc. | 2019 Form 10-K | 23

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
Our ability to keep our data centers operating depends on the proper and efficient functioning of computer and data-processing systems. Since computer and data-processing systems are susceptible to malfunctions and interruptions, including those due to equipment damage, power outages, computer viruses and a range of other hardware, software and network problems, we cannot guarantee that our data centers will not experience such malfunctions or interruptions in the future. Additionally, expansions and developments in the products and services that we offer could increasingly add a measure of complexity that may overburden our data center and network resources and human capital, making service interruptions and failures more likely. A significant or large-scale malfunction or interruption of one or more of any of our data centers’ computer or data-processing systems could adversely affect our ability to keep such data centers running efficiently. If a malfunction results in a wider or sustained disruption to business at a property, it could have a material adverse effect on us.
We may be vulnerable to security breaches, including cyber security breaches, which could disrupt our operations and have a material adverse effect on our financial condition and results of operations.
We face risks associated with unauthorized access to our computer systems, loss or destruction of data, computer viruses, malware, distributed denial-of-service attacks, or other malicious activities. These threats may result from human error, equipment failure, or fraud or malice on the part of employees or third parties. A party who is able to compromise the security measures on our networks, or the systems of our third-party service providers, could misappropriate either our proprietary information or the personal information of our customers or our employees, or cause interruptions or malfunctions in our operations or our customers’ operations. Additionally, we provide the infrastructure and physical security for our customers’ IT equipment, which often contains highly confidential and mission critical data. A party who is able to compromise the physical security measures protecting our data center facilities could misappropriate our or our customers’ proprietary information or cause interruptions or malfunctions in our operations. As we provide assurances to our customers that we provide the highest level of security, such a compromise could be particularly harmful to our brand and reputation and result in potential liability. We may be required to expend significant capital and resources to protect against such threats or to alleviate problems caused by breaches in security. As techniques used to breach security change frequently and are often not recognized until launched against a target, we may not be able to implement new security measures in a timely manner or, if and when implemented, we may not be certain whether these measures could be circumvented. Any breaches that may

Switch, Inc. | 2019 Form 10-K | 24

occur could expose us to increased risk of lawsuits, regulatory penalties, loss of existing or potential customers, harm to our reputation and increases in our security costs, which could have a material adverse effect on our financial condition and results of operations.
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
Our top 10 customers accounted for approximately 36.5% of our revenue for the year ended December 31, 2019.
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

Switch, Inc. | 2019 Form 10-K | 25

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
Some of our customer contracts allow for early termination, subject to payment of specified costs and penalties, which may be less than the revenue we would expect to receive under such contracts. Our customer contract commitments could significantly decrease if any of the customer contracts are terminated either pursuant to, or in violation of, the terms of such contract. In addition, our customer contract commitments during a particular future period may be reduced for reasons outside of our customers’ control, such as general current economic conditions. If our customer contract commitments are significantly reduced, our results of operations could be materially and adversely affected.
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

Switch, Inc. | 2019 Form 10-K | 26

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

Switch, Inc. | 2019 Form 10-K | 27

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

Switch, Inc. | 2019 Form 10-K | 28

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
A few of our facilities are located on properties for which we have long term operating and finance leases. In some instances, we may elect to exercise an option to purchase the leased premises and facilities, or in other instances, elect to extend the term of certain leases, in each case, according to the terms and conditions under the relevant lease agreements. However, upon the expiration of such leases (including any extension terms), we may not be able to renew these leases on commercially reasonable terms, if at all. Even though the lessors for most of our data centers generally do not have the right of unilateral early termination unless they provide the required notice and opportunity to cure (as applicable), the lease may nonetheless be terminated early if we are in material breach of the lease agreements. We may assert claims for compensation against the landlords if they elect to terminate a lease agreement early and without due cause. If the leases for our data centers were terminated early prior to their expiration date, notwithstanding any compensation we may receive for early termination of such leases, or if we are not able to renew such leases, we may have to incur significant cost related to relocation. Our leased facilities are located in properties that are subject to master ground leases. If the landlords under such master ground leases elect to terminate the respective master leases in case of default or breach by the master lessees thereunder or otherwise pursuant to the terms and conditions of the relevant master lease, we may not be able to protect our leasehold interest, and may be ordered to vacate the affected premises. Any relocation could also affect our ability to provide continuous uninterrupted services to our customers and harm our reputation. As a result, our business and results of operations could be materially and adversely affected.
The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could seriously harm our business.
We depend to a significant degree on the continuous service and performance of Rob Roy and our experienced senior management team and other key personnel, any of whom could resign or be terminated for any reason at any time. Mr. Roy has been responsible for our company’s strategic vision and the development of our technology and business. If he stopped working for us for any reason, it is unlikely that we would be able to find a suitable

Switch, Inc. | 2019 Form 10-K | 29

replacement immediately. The loss of Mr. Roy, a member of our senior management team or any other key employee could disrupt our business operations and create uncertainty as we search for and integrate a replacement. If any member of our senior management or key employee leaves us to join a competitor or to form a competing company, any resulting loss of existing or potential customers to any such competitor could have a material adverse effect on our business, financial condition and results of operations. In addition, we do not maintain key man life insurance for any of the senior members of our management team or our key personnel.
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

Switch, Inc. | 2019 Form 10-K | 30

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

•	greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;

•	the uncertainty and limitation of protection for intellectual property rights in some countries;

•	increased financial accounting and reporting burdens and complexities;

•	lack of familiarity with local laws, customs and practices, and laws and business practices favoring local competitors or partners;

•	public health emergencies, including pandemics such as the recent spread of COVID-19 (coronavirus) currently impacting European countries and elsewhere; and

•	political, social and economic instability abroad, terrorist attacks and security concerns in general.
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
In addition, our agreement with our international joint venture partner limits our ability to engage in activities or transactions outside of the United States. Although we expressly retain the right to construct and license third parties to construct single-user data centers outside of the United States, we are required to grant our joint venture the reasonable opportunity to interact and reach an agreement with such customer to develop a colocation facility prior to concluding our agreement with such third party. Furthermore, in the event any such single-user data center outside the United States using our technology is made available to third parties as colocation space, such data center will be deemed a facility subject to our license agreement. We would then be required to make appropriate arrangements to acknowledge SUPERNAP International’s license rights in, and to, the technology for the multitenant data center. These limitations may prevent us from pursuing otherwise attractive and potentially lucrative international expansion opportunities.
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

Switch, Inc. | 2019 Form 10-K | 31

Future legislation and regulation, both domestic and international, could have an adverse effect on our business operations.
Various laws and governmental regulations, both in the United States and international, governing internet related services, related communications services and information technologies remain largely unsettled, even in areas where there has been some legislative action. For example, in 2018, the Federal Communications Commission (the “FCC”) overturned network neutrality rules, which may result in material changes in the regulations and contribution regime affecting us and our customers. Furthermore, the U.S. Congress and state legislatures are reviewing and considering changes to the new FCC rules making the future of network neutrality and its impact on us uncertain. There may also be forthcoming regulation in the United States in the areas of cybersecurity, data privacy and data security, any of which could affect us and our customers. Similarly, data privacy regulations outside of the United States continue to evolve. Future legislation could impose additional costs on our business or require us to make changes in our operations, which could adversely affect our operations.
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
Risks Related to Our Organizational Structure
Our principal asset is our interest in Switch, Ltd., and, accordingly, we depend on distributions from Switch, Ltd. to pay our taxes and expenses, including payments under the Tax Receivable Agreement (“TRA”). Switch, Ltd.’s ability to make such distributions may be subject to various limitations and restrictions.
We are a holding company and have no material assets other than our ownership of Common Units. We have no independent means of generating revenue or cash flow. We have determined that Switch, Ltd. is a variable interest entity (“VIE”) and that we are the primary beneficiary of Switch, Ltd. Accordingly, pursuant to the VIE accounting model, we have consolidated Switch, Ltd. in our consolidated financial statements. In the event of a change in accounting guidance or amendments to the Switch Operating Agreement resulting in us no longer having a controlling interest in Switch, Ltd., we may not be able to consolidate its results of operations with our own, which would have a material adverse effect on our results of operations. Moreover, our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, is dependent upon the financial results and cash flows of Switch, Ltd. and its subsidiaries and distributions we receive from Switch, Ltd. There can be no assurance that Switch, Ltd. and its subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions.
Switch, Ltd. is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to any entity-level U.S. federal income tax. Instead, taxable income is allocated to holders of Common Units, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of Switch, Ltd. Under the terms of the Switch Operating Agreement, Switch, Ltd. is obligated to make tax distributions to holders of Common Units, including us. In addition to tax expenses, we will also incur expenses related to our operations, including payments under the TRA, which we expect could be significant. As the manager of Switch, Ltd., we intend to cause Switch, Ltd. to make cash distributions to the owners of Common Units in an amount sufficient to (i) fund their tax obligations in respect of taxable income allocated to them and (ii) cover our operating expenses, including payments under the TRA. However, Switch, Ltd.’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Switch, Ltd. is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Switch, Ltd. insolvent. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial

Switch, Inc. | 2019 Form 10-K | 32

condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA. In addition, if Switch, Ltd. does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired. See “Risks Related to Ownership of Our Class A Common Stock.”
The TRA with the Members requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that the payments we are required to make will be substantial.
Under the TRA we have entered into with Switch, Ltd. and the Members, we are required to make cash payments to the Members equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) the increases in the tax basis of assets of Switch, Ltd. resulting from any redemptions or exchanges of Common Units from the Members and (ii) certain other tax benefits related to our making payments under the TRA. Although the actual timing and amount of any payments that we make to the Members under the TRA will vary, we expect those payments will be significant. Any payments made by us to the Members under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the TRA. Payments under the TRA are not conditioned on any Member’s continued ownership of Common Units or our Class A common stock.
The actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the timing of redemptions or exchanges by the holders of Common Units, the amount of gain recognized by such holders of Common Units, the amount and timing of the taxable income we generate in the future, and the federal tax rates then applicable.
Our organizational structure, including the TRA, confers certain benefits upon the Members that will not benefit holders of Class A common stock to the same extent as it will benefit the Members.
Our organizational structure, including the TRA, confers certain benefits upon the Members that will not benefit the holders of our Class A common stock to the same extent as it will benefit the Members. We have entered into the TRA with Switch, Ltd. and the Members and it will provide for the payment by us to the Members of 85% of the amount of tax benefits, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (i) the increases in the tax basis of assets of Switch, Ltd. resulting from any redemptions or exchanges of Common Units from the Members, and (ii) certain other tax benefits related to our making payments under the TRA. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely affect the future trading market for the Class A common stock.
In certain cases, payments under the TRA to the Members may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRA.
The TRA provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control or if, at any time, we elect an early termination of the TRA, then our obligations, or our successor’s obligations, under the TRA to make payments thereunder would be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA.
As a result of the foregoing, (i) we could be required to make payments under the TRA that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the TRA, and (ii) if we elect to terminate the TRA early, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the TRA, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our obligations under the TRA.
We will not be reimbursed for any payments made to the Members under the TRA in the event that any tax benefits are disallowed.
Payments under the TRA are based on the tax reporting positions that we determine. The Internal Revenue Service or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected

Switch, Inc. | 2019 Form 10-K | 33

to materially affect a recipient’s payments under the TRA, then we will not be permitted to settle or fail to contest such challenge without the consent (not to be unreasonably withheld or delayed) of each Member that directly or indirectly owns at least 10% of the outstanding Common Units. We will not be reimbursed for any cash payments previously made to the Members under the TRA in the event that any tax benefits initially claimed by us and for which payment has been made to a Member are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments we make to a Member will be netted against any future cash payments that we might otherwise be required to make to such Member under the terms of the TRA. However, we might not determine that we have made an excess cash payment to a Member for a number of years following the initial time of such payment. If a taxing authority challenges any of our tax reporting positions, we will not be permitted to reduce future cash payments under the TRA until such challenge is finally settled or determined. As a result, we could make payments under the TRA in excess of the tax savings that we realize in respect of the tax attributes with respect to a Member that are the subject of the TRA.
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
We are subject to taxes by the U.S. federal, state, local and foreign tax authorities, and our tax liabilities will be affected by the allocation of expenses to differing jurisdictions. We record tax expense based on our estimates of future payments, which may include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets. At any one time, multiple tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these matters. We expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation; or

•	changes in tax laws, regulations or interpretations thereof.
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
If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”) as a result of our ownership of Switch, Ltd., applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
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

Switch, Inc. | 2019 Form 10-K | 34

Although we were no longer a controlled company within the meaning of the New York Stock Exchange (“NYSE”) rules, as of November 8, 2019, we continue to qualify for and may rely on exemptions from certain corporate governance requirements that provide protection to stockholders of other companies during a one-year transition period. Our stockholders do not have the same protections afforded to stockholders of companies that are subject to such requirements.
Because our Founder Members no longer control more than 50% of our combined voting power, we are no longer a “controlled company” for the purposes of NYSE rules and corporate governance standards. However, we continue to qualify for and may rely on exemptions from certain corporate governance standards that would otherwise provide protection to our stockholders during a one-year transition period from November 8, 2019. The NYSE rules require that we have a majority of independent directors on our board of directors within one year of the date we ceased to qualify as a “controlled company,” have at least one independent director on each of the Compensation and Nominating and Corporate Governance Committees on the date we ceased to qualify as a “controlled company,” have at least a majority of independent directors on each of the Compensation and Nominating and Corporate Governance Committees within 90 days of such date and the Compensation and Nominating and Corporate Governance Committees be composed entirely of independent directors within one year of such date.
During this transition period, we continue to qualify for and may continue to utilize the available exemptions from certain corporate governance requirements as permitted by NYSE rules. Accordingly, during the transition period, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. As of the date of this report, we have a majority of independent directors, our Compensation Committee has two independent directors out of a total of three members, and our Nominating and Corporate Governance Committee has two independent directors out of a total of three members.
Risks Related to Ownership of Our Class A Common Stock
The Members have the right to have their Common Units redeemed or exchanged into shares of Class A common stock, which may cause volatility in our stock price.
As of February 1, 2020, we have an aggregate of more than 700,000,000 shares of Class A common stock authorized but unissued, including 146,410,385 shares of Class A common stock issuable upon redemption or exchange of Common Units. Subject to the restrictions set forth in the Switch Operating Agreement, the Members may have their Common Units redeemed for shares of our Class A common stock. We have also entered into the Registration Rights Agreement pursuant to which the shares of Class A common stock issued to the Members upon redemption of Common Units are eligible for resale, subject to certain limitations set forth therein.
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

Switch, Inc. | 2019 Form 10-K | 35

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
Volatility in the market price of our Class A common stock may affect the ability to sell shares at or above the price paid for such shares. The market price of our Class A common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	our operating performance and prospects and those of other similar companies;

•	actual or anticipated variations in our financial condition, liquidity or results of operations;

•	changes in financial projections we may provide to the public or our failure to meet these projections;

•	change in the estimates of securities analysts relating to our earnings or other operating metrics;

•	publication of research reports about us, our significant customers, our competition, data center companies generally or the technology industry;

•	recruitment or departure of key personnel;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant technological innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;

•	developments or disputes concerning our intellectual property or our services, or third-party proprietary rights;

•	adverse market reaction to leverage we may incur or equity we may issue in the future;

•	actions by institutional stockholders;

•	actual or perceived accounting issues, including changes in accounting standards, policies, guidelines, interpretations or principles;

•	failure to comply with NYSE requirements;

•	speculation in the press or investment community about our company or industry or the economy in general;

•	adverse developments in the credit-worthiness, business or prospects of one or more of our significant customers;

•	lawsuits threatened or filed against us;

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;

•	the realization of any of the other risk factors presented in this report;

•	the overall performance of the equity markets; and

•	general market and economic conditions.
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

Switch, Inc. | 2019 Form 10-K | 36

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

•	requiring all stockholder actions to be taken at a meeting of our stockholders; and

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

Switch, Inc. | 2019 Form 10-K | 37

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
Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares. As of February 1, 2020, we had 94,877,065 shares of Class A common stock outstanding and 146,410,385 authorized but unissued shares of Class A common stock that would be issuable upon redemption or exchange of Common Units.
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
In July 2017, S&P Dow Jones, a provider of widely followed stock indices, announced that companies with multiple share classes, such as ours, will not be eligible for inclusion in certain of their indices. As a result, our Class A common stock is not currently eligible for these stock indices. Many investment funds are precluded from investing in companies that are not included in such indices, and these funds would be unable to purchase our Class A common stock. We cannot predict whether other stock indices will take a similar approach to S&P Dow Jones in the future. Exclusion from indices could make our Class A common stock less attractive to investors and, as a result, the market price of our Class A common stock could be adversely affected.
We incur costs as a result of being a public company and in the administration of our complex organizational structure.
As a public company, we incur significant legal, accounting, insurance and other expenses, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the loss of our emerging growth company status and related exemptions from certain disclosure obligations, Sarbanes-Oxley Act and related rules implemented by the SEC that have not been reflected in our historical consolidated financial statements for periods prior to the IPO. We also incur ongoing periodic expenses in connection with the administration of our organizational structure. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. In assessing these costs, we will take into account expenses related to insurance, legal, accounting, and compliance activities, as well as other expenses not currently incurred. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to obtain certain types of insurance and to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation. Our organizational structure, including our TRA, is complex, and we require the expertise of various tax, legal and accounting advisers to ensure compliance with applicable laws and regulations. We have incurred and will continue to incur significant

Switch, Inc. | 2019 Form 10-K | 38

expenses in connection with the administration of our organizational structure. As a result, our expenses for legal, tax and accounting compliance may be significantly greater than other companies of our size that do not have a similar organizational structure or a tax receivable agreement in place.
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
As of December 31, 2019, we have a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness, which was identified in connection with the audit of our 2017 consolidated financial statements, relates to an insufficient complement of resources with an appropriate level of accounting expertise, knowledge, and training commensurate with the complexity of our financial reporting matters. This material weakness led to pervasive immaterial adjustments to our annual and interim consolidated financial statements, inadequate review over account reconciliations and the inability to maintain segregation of duties over journal entries resulting in the lack of an effective control environment. We concluded this material weakness continued to exist as of December 31, 2019.
This material weakness could result in a misstatement of our account balances or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.
We have implemented and continue to implement measures designed to improve our internal control over financial reporting to remediate this material weakness. If the steps we take do not correct the material weakness in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.
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
Provisions of our articles of incorporation, limitations on director and officer liability and our indemnification of our officers and directors may have the effect of discouraging lawsuits against our directors and officers.
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
In addition, our amended and restated articles of incorporation also provide, pursuant to Nevada corporation law, that a director or officer shall not be personally liable to us or our stockholders for damages as a result of any

Switch, Inc. | 2019 Form 10-K | 39

breach of fiduciary duty as a director or officer, except for acts or omissions which involve intentional misconduct, fraud or knowing violation of law. In addition, a director or officer will not be liable unless presumptions in his or her favor are rebutted. These provisions may discourage stockholders from bringing suit against a director or officer for breach of fiduciary duty and may reduce the likelihood of derivative litigation brought by stockholders on our behalf against a director or officer. In addition, our amended and restated articles of incorporation and bylaws require indemnification of directors and officers to the fullest extent permitted by Nevada law.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
The information set forth under the captions “Our Campus Locations” and “Our Portfolio” in Item 1 of this Form 10-K is incorporated by reference herein.

Item 3.	Legal Proceedings.
On September 7, 2017, Switch, Ltd. and Switch, Inc. were named in a lawsuit filed in the U.S. District Court for the District of Nevada by V5 Technologies formerly d/b/a Cobalt Data Centers. The lawsuit alleges, among other things, that Switch, Ltd. and Switch, Inc. monopolized the Las Vegas Metropolitan area of Southern Nevada’s data center colocation market and engaged in unfair business practices leading to the failure of Cobalt Data Centers in 2015 and seeks monetary damages in an amount yet to be disclosed. Discovery closed in February 2020. The parties are currently engaged in dispositive motion practice. Switch, Ltd. and Switch, Inc. are vigorously defending the case.
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
Four substantially similar putative class action complaints, captioned Martz v. Switch, Inc. et al. (filed April 20, 2018); Palkon v. Switch, Inc. et al. (filed April 30, 2018); Chun v. Switch, Inc. et al. (filed May 11, 2018); and Silverberg v. Switch, Inc. et al. (filed June 6, 2018), were filed in the Eighth Judicial District of Nevada, and subsequently consolidated into a single case (the “State Court Securities Action”). Additionally, on June 11, 2018, one putative class action complaint captioned Cai v. Switch, Inc. et al. was filed in the United States District Court for the District of New Jersey (the “Federal Court Securities Action,” and collectively with the State Court Securities Action, the “Securities Actions”) and subsequently transferred to the Eighth Judicial District of Nevada in August 2018 and the federal court appointed Oscar Farach lead plaintiff. These lawsuits were filed against Switch, Inc., certain current and former officers and directors and certain underwriters of Switch, Inc.’s IPO alleging federal securities law violations in connection with the IPO. These lawsuits were brought by purported stockholders of Switch, Inc. seeking to represent a class of stockholders who purchased Class A common stock in or traceable to the IPO, and seek unspecified damages and other relief. In October 2018, the state court granted the defendants’ motion to stay the State Court Securities Action in favor of the Federal Court Securities Action, which stay was affirmed by the Nevada Supreme Court in September 2019. In October 2018, the lead plaintiff of the Federal Court Securities Action filed an amended complaint. In November 2018, Switch, Inc. and other defendants filed a motion to dismiss for failure to state a claim and a motion to strike. In July 2019, the federal court granted Switch, Inc.’s motion to dismiss in part, which narrowed the scope of the plaintiff’s case. In December 2019, Switch, Inc. filed a motion for judgment on the pleadings and the parties are waiting for the federal court to rule on the motion. The parties are currently engaged in discovery in the Federal Court Securities Action. Switch, Inc. believes that these lawsuits are without merit and intends to continue to vigorously defend against them.
On September 10, 2018, two purported stockholders of Switch, Inc. filed substantially similar shareholder derivative complaints, respectively captioned Liu v. Roy et al., and Zhao v. Roy et al., in the Eighth Judicial District of Nevada, which were subsequently consolidated into a single case (the “Derivative Shareholder Action”). These lawsuits allege breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement against certain current and former officers and directors of Switch, Inc. The plaintiffs also named Switch, Inc. as a nominal defendant. The complaints arise generally from the same allegations described in the State Court Securities Action and Federal Court Securities Action. The plaintiffs seek unspecified damages on

Switch, Inc. | 2019 Form 10-K | 40

Switch, Inc.’s behalf from the officer and director defendants, certain corporate governance actions, compensatory awards, and other relief. In December 2019, the court granted the parties’ stipulation to stay the Derivative Shareholder Action until the earlier of any of the following events: the Securities Actions are resolved with prejudice as to each defendant or a motion for summary judgment is resolved in the Federal Court Securities Action.
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

Market information
Our Class A common stock has traded on the NYSE under the symbol “SWCH” since October 6, 2017. Prior to that date, there was no public market for our Class A common stock. Our Class B common stock and Class C common stock are neither listed nor traded on any stock exchange.
Holders of record
As of February 1, 2020, there were 22 holders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of February 1, 2020, there were 99 holders of record of our Class B common stock. As of February 1, 2020, there were no shares of Class C common stock outstanding.
Dividends
We currently pay regular quarterly cash dividends and expect to continue paying regular cash dividends on a quarterly basis. Prior to the payment of such dividends, Switch, Ltd. makes and expects to continue making a cash distribution to all of its holders of record of Common Units, including us. The declaration, amount and payment of any future dividends on shares of Class A common stock will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, restrictions in Switch, Ltd.’s debt agreements and other factors that our board of directors deem relevant. We are a holding company, and substantially all of our operations are carried out by Switch, Ltd. and its subsidiaries. Additionally, Switch, Ltd.’s amended and restated credit agreement places certain restrictions on its ability to pay cash dividends or make certain other restricted payments, and we expect these restrictions to continue in the future, which may in turn limit our ability to pay dividends on our Class A common stock. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of us or our subsidiaries. Holders of our Class B common stock and Class C common stock are not entitled to participate in any dividends declared by our board of directors.

Switch, Inc. | 2019 Form 10-K | 41

Performance graph
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard and Poor’s MidCap 400 Index (the “S&P 400”) and the Standard and Poor’s Technology Select Sector Index (“S&P Technology”) for the period beginning on October 6, 2017 (the date our Class A common stock commenced trading on the NYSE) and ending on December 31, 2019, assuming an investment of $100 on October 6, 2017 and the reinvestment of dividends where applicable.
Recent sales of unregistered securities
None.

Issuer purchases of equity securities
None.

Switch, Inc. | 2019 Form 10-K | 42

Item 6.	Selected Financial Data.
The following selected financial data has been derived from our consolidated financial statements. This selected financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Part II, Item 7, our consolidated financial statements and related notes, and other information contained in this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2019(1)	2018	2017(2)	2016	2015
	(in thousands, except per share/unit data)
Consolidated Statements of Operations Data(3):
Revenue	$462,310	$405,860	$378,275	$318,352	$265,870
Cost of revenue	242,679	224,413	198,230	168,844	141,060
Gross profit	219,631	181,447	180,045	149,508	124,810
Selling, general and administrative expense	142,704	126,768	160,569	71,420	45,251
Impact fee expense	—	—	649	27,018	—
Income from operations	76,927	54,679	18,827	51,070	79,559
Other income (expense):
Interest expense, including amortization of debt issuance costs	(29,236)	(26,370)	(25,079)	(10,836)	(7,682)
Equity in net (losses) earnings of investments	—	(331)	(1,077)	(10,138)	821
Loss on extinguishment of debt	—	—	(3,565)	—	(212)
Gain on sale of asset	—	—	—	—	248
Impairment of notes receivable	—	—	—	(2,371)	—
Gain on lease termination	—	—	—	2,801	—
Loss on interest rate swaps	(14,917)	—	—	—	—
Other	1,481	3,283	1,333	842	738
Total other expense	(42,672)	(23,418)	(28,388)	(19,702)	(6,087)
Income (loss) before income taxes	34,255	31,261	(9,561)	31,368	73,472
Income tax (expense) benefit	(2,713)	(1,943)	981	—	—
Net income (loss)	31,542	29,318	(8,580)	31,368	73,472
Less: net income attributable to noncontrolling interest	22,625	25,266	6,628	—	—
Net income (loss) attributable to Switch, Inc.	$8,917	$4,052	$(15,208)	$31,368	$73,472
Net income (loss) per share/unit:
Basic	$0.12	$0.09	$(1.88)	$0.16	$0.37
Diluted	$0.11	$0.09	$(1.88)	$0.15	$0.37
Weighted average shares/units outstanding:
Basic	76,501	45,682	8,074	199,047	196,773
Diluted	246,329	45,753	8,074	203,461	199,272

Cash dividends declared per share	$0.12	$0.06	$0.01	$—	$—
________________________________________

(1)
Reflects the impact from the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and ASU No. 2016-02, Leases (Topic 842). Refer to Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements.

(2)
During the year ended December 31, 2017, we recorded non-recurring equity-based compensation expense of $71.3 million related to the accelerated vesting of certain incentive units upon our IPO and fully vested awards granted under our 2017 Incentive Award Plan within selling, general and administrative expense.

(3)
Switch, Ltd. and its subsidiaries is our predecessor for accounting purposes and, accordingly, amounts for the period from January 1, 2017 through October 10, 2017, and for the years ended December 31, 2016 and 2015 represent the historical consolidated operations of Switch, Ltd. and its subsidiaries. Switch, Inc. had no business transactions or activities during this period from its incorporation on June 13, 2017 through October 10, 2017, with the exception of the issuance of one share at par value of $0.001 per share, which was canceled as of the closing date of our IPO. The amounts for the period from October 11, 2017 through December 31, 2017 and the years ended December 31, 2019 and 2018 reflect the consolidated operations of Switch, Inc.

Switch, Inc. | 2019 Form 10-K | 43

	December 31,
	2019(1)	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data(2):
Cash and cash equivalents	$24,721	$81,560	$264,666	$22,713	$14,192
Property and equipment, net	$1,551,117	$1,302,770	$1,133,572	$874,259	$598,234
Total assets	$1,773,743	$1,460,030	$1,434,759	$921,015	$647,578
Deferred revenue, current and noncurrent	$42,843	$33,060	$30,864	$24,858	$14,253
Long-term debt, current and noncurrent	$751,372	$586,566	$591,760	$472,067	$292,517
Finance lease liabilities, current and noncurrent	$57,626	$19,466	$21,775	$23,466	$19,466
Total stockholders’/members’ equity	$627,645	$708,352	$742,133	$278,363	$284,694
________________________________________

(1)
Reflects the impact from the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and ASU No. 2016-02, Leases (Topic 842). Refer to Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements.

(2)
Switch, Ltd. and its subsidiaries is our predecessor for accounting purposes and, accordingly, amounts as of December 31, 2016 and 2015 represent the historical consolidated operations of Switch, Ltd. and its subsidiaries. The amounts as of December 31, 2019, 2018, and 2017 reflect the consolidated operations of Switch, Inc. Switch, Inc. had no business transactions or activities and had no assets or liabilities during the period from its incorporation on June 13, 2017 through October 10, 2017, with the exception of the issuance of one share at par value of $0.001 per share, which was canceled as of the closing date of our IPO.

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
During 2019, we operated three primary campus locations, called Primes, which encompass 11 colocation facilities with an aggregate of up to 4.4 million GSF of space. Our Primes consist of The Core Campus in Las Vegas, Nevada; The Citadel Campus near Reno, Nevada; and The Pyramid Campus in Grand Rapids, Michigan. In addition, our fourth Prime, The Keep Campus in Atlanta, Georgia, opened during the first quarter of 2020. In addition to our Primes, we hold a 50% ownership interest in SUPERNAP International which has deployed facilities in Italy and Thailand. Until March 31, 2018, we accounted for this ownership interest under the equity method of accounting.
We currently have more than 950 customers, including some of the world’s largest technology and digital media companies, cloud, IT and software providers, financial institutions and network and telecommunications providers. Our ecosystem connects over 250 cloud, IT and software providers and more than 90 network and telecommunications providers. Our business is based on a recurring revenue model comprised of (1) colocation, which includes the licensing and leasing of cabinet space and power and (2) connectivity services, which include cross-connects, broadband services and external connectivity. We consider these services recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract. We derive more than 95% of our revenue from recurring revenue and we expect to continue to do so for the foreseeable future. For the years ended December 31, 2019, 2018, and 2017, our largest customer, eBay, Inc. and its affiliates, accounted for 13%, 11%, and 11% of our revenue, respectively.
Our non-recurring revenue is primarily comprised of installation services related to a customer’s initial deployment. These services are non-recurring because they are typically billed once, upon completion of the installation.

Switch, Inc. | 2019 Form 10-K | 44

We generated net income of $31.5 million and $29.3 million during the years ended December 31, 2019 and 2018, respectively. Due in part to a non-recurring equity-based compensation expense related to the accelerated vesting of certain incentive units upon our IPO and fully vested awards granted under our 2017 Incentive Award Plan, we generated a net loss of $8.6 million for the year ended December 31, 2017. During the years ended December 31, 2019, 2018, and 2017, we generated Adjusted EBITDA of $231.1 million, $201.7 million, and $194.7 million, respectively, representing an Adjusted EBITDA margin of 50.0%, 49.7%, and 51.5%, respectively.
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
Growth and Expansion Activities. Our future revenue growth will depend on our ability to maintain our existing revenue base while expanding and increasing utilization at our existing and developing Prime Campus locations. During 2019, our existing Prime Campus locations encompassed 11 colocation facilities with an aggregate of up to 4.4 million GSF of space and up to 455 MW of power. As of December 31, 2019, the utilization rates at these Prime Campuses, based on currently available cabinets, were approximately 94%, 75%, and 97% at The Core Campus, The Citadel Campus, and The Pyramid Campus, respectively. Additionally, each of our existing Primes has room for further expansion. Our fourth Prime, The Keep Campus in Atlanta, Georgia, opened during the first quarter of 2020. This data center is designed to include up to approximately 310,000 GSF of space and have up to 35 MW of 100% renewable power available to the facility. We may be unable to attract customers to our data centers or retain them for a number of reasons, including if we fail to provide competitive pricing terms, provide space that is deemed to be inferior to that of our competitors or are unable to provide services that our existing and potential customers desire.
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
Capital Expenditures. Our growth and expansion initiatives require significant capital. The costs of constructing, developing, operating and maintaining data centers, and growing our operations are substantial. While we strive to match the growth of our facilities to the demand for services, we still must spend significant amounts before we receive any revenue. If we are unable to generate sufficient capital to meet our anticipated capital requirements, our growth could slow and operations could be adversely affected. Our maintenance capital expenditures were $6.8 million for the year ended December 31, 2019.
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

Switch, Inc. | 2019 Form 10-K | 45

Key Metrics and Non-GAAP Financial Measures
We monitor the following unaudited key metrics and financial measures, some of which are not calculated in accordance with GAAP to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions.

	Years Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Recurring revenue	$446,966	$395,743	$369,926
Capital expenditures	$307,712	$275,524	$402,561
Adjusted EBITDA	$231,061	$201,700	$194,720
Adjusted EBITDA margin	50.0%	49.7%	51.5%
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

The following table sets forth a reconciliation of recurring revenue to total revenue:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Recurring revenue	$446,966	$395,743	$369,926
Non-recurring revenue	15,344	10,117	8,349
Revenue	$462,310	$405,860	$378,275
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

Switch, Inc. | 2019 Form 10-K | 46

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
The following table sets forth a reconciliation of our net income (loss) to Adjusted EBITDA:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Net income (loss)	$31,542	$29,318	$(8,580)
Interest expense	29,236	26,370	25,079
Interest income(1)	(704)	(2,383)	(572)
Income tax expense (benefit)	2,713	1,943	(981)
Depreciation and amortization of property and equipment	119,945	106,666	89,124
Loss on disposal of property and equipment	586	1,206	569
Equity-based compensation	29,524	35,733	84,790
Shareholder-related litigation expense	3,302	2,516	—
Loss on interest rate swaps	14,917	—	—
Equity in net losses of investments	—	331	1,077
Impact fee expense	—	—	649
Loss on extinguishment of debt	—	—	3,565
Adjusted EBITDA	$231,061	$201,700	$194,720
________________________________________

(1)	Interest income is included in the “Other” line of other income (expense) in our consolidated statements of comprehensive income (loss).
Components of Results of Operations
Revenue
During the years ended December 31, 2019, 2018, and 2017, we derived more than 95% of our revenue from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing and leasing of cabinet space and power and (2) connectivity services, which include cross-connects, broadband services and external connectivity. The remainder of our revenue is from non-recurring revenue, which primarily includes installation services related to a customer’s initial deployment. The majority of our revenue contracts are classified as licenses, with the exception of certain contracts that contain lease components. Based on the current growth stage of our business, we expect increases in revenue to be driven primarily by increases in volume, rather than changes in the prices we charge to our customers.
We recognize revenue when control of these goods and services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods and services. Revenue from recurring revenue streams is generally billed monthly and recognized using a time-based measurement of progress as customers receive service benefits evenly throughout the term of the contract. Contracts with our customers generally have terms of three to five years. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the contract term, determined using a portfolio approach. Revenue is generally recognized on a gross basis as a principal versus on a net basis as an agent, largely because we are primarily responsible for fulfilling the contract, take title to services, and bear credit risk.
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

Switch, Inc. | 2019 Form 10-K | 47

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
Operating Expenses
Selling, General and Administrative Expense
Selling, general and administrative expense consists primarily of salaries and related expenses, including equity-based compensation, accounting, legal and other professional service fees, real estate and personal property taxes, rental payments related to our corporate office lease, marketing and selling expenses, including sponsorships, commissions paid to partners, travel, depreciation and amortization expense, insurance, and other facility and employee related costs. This expense classification may not be comparable to those of other companies. We expect to incur additional selling, general and administrative expenses as we continue to scale our operations to invest in sales and marketing initiatives to further increase our revenue and support our growth. We also expect to continue to incur general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of the NYSE, additional expenses related to the loss of our emerging growth company status as of December 31, 2019, additional insurance expenses, investor relations activities and other administrative and professional services. Further, we expect to continue to incur general and administrative expenses in the form of equity-based compensation as a result of the continued vesting of Common Unit awards granted to certain of our executives in 2017 and other equity awards. As a result, we expect that our selling, general and administrative expense will continue to increase in absolute dollars, but may fluctuate as a percentage of our revenue from period to period.
Other Income (Expense)
Interest Expense
Interest expense consists primarily of interest on our credit facilities and amortization of debt issuance costs, net of amounts capitalized.
Equity in Net Losses of Investments
Equity in net losses of investments primarily consists of our share of results of operations from our equity method investments, including foreign currency translation adjustments. We currently hold two investments, SUPERNAP International and Planet3, Inc. (“Planet3”). Our investments in SUPERNAP International and Planet3 were accounted for under the equity method of accounting through March 31, 2018 and December 31, 2016, respectively, and our share of their results of operations are included within equity in net losses of investments for each applicable period presented. As of March 31, 2018, the carrying value of our investment in SUPERNAP International was reduced to zero as a result of recording our share of its losses. Our losses will continue to include the foreign currency translation adjustments in our investment. As of December 31, 2016, we determined an other than temporary loss in the value of our investment in Planet3 had occurred, and we therefore fully impaired its carrying value. Accordingly, we discontinued the equity method of accounting for our investments in SUPERNAP International and Planet3 as of March 31, 2018 and December 31, 2016, respectively, and will not provide for additional losses until our share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.
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

Switch, Inc. | 2019 Form 10-K | 48

Income Taxes
We are the sole manager of Switch, Ltd., which is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Switch, Ltd. is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Switch, Ltd. is passed through to, and included in the taxable income or loss of, its members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss generated by Switch, Ltd.
Noncontrolling Interest
As the sole manager of Switch, Ltd., we operate and control all of the business and affairs of Switch, Ltd. and its subsidiaries. Although we have a minority economic interest in Switch, Ltd., we have the sole voting interest in, and control the management of, Switch, Ltd. Accordingly, we consolidate the financial results of Switch, Ltd. and report a noncontrolling interest on our consolidated statements comprehensive income (loss), representing the portion of net income or loss and comprehensive income or loss attributable to the noncontrolling interest. The weighted average ownership percentages during the period are used to calculate the net income or loss and other comprehensive income or loss attributable to Switch, Inc. and the noncontrolling interest.
Results of Operations
The following table sets forth our results of operations:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Consolidated Statements of Operations Data(1):
Revenue	$462,310	$405,860	$378,275
Cost of revenue	242,679	224,413	198,230
Gross profit	219,631	181,447	180,045
Selling, general and administrative expense	142,704	126,768	160,569
Impact fee expense	—	—	649
Income from operations	76,927	54,679	18,827
Other income (expense):
Interest expense, including amortization of debt issuance costs	(29,236)	(26,370)	(25,079)
Equity in net losses of investments	—	(331)	(1,077)
Loss on extinguishment of debt	—	—	(3,565)
Loss on interest rate swaps	(14,917)	—	—
Other	1,481	3,283	1,333
Total other expense	(42,672)	(23,418)	(28,388)
Income (loss) before income taxes	34,255	31,261	(9,561)
Income tax (expense) benefit	(2,713)	(1,943)	981
Net income (loss)	31,542	29,318	(8,580)
Less: net income attributable to noncontrolling interest	22,625	25,266	6,628
Net income (loss) attributable to Switch, Inc.	$8,917	$4,052	$(15,208)
________________________________________

(1)
Switch, Ltd. and its subsidiaries is our predecessor for accounting purposes and, accordingly, amounts for the period from January 1, 2017 through October 10, 2017 represent the historical consolidated operations of Switch, Ltd. and its subsidiaries. Switch, Inc. had no business transactions or activities during this period from its incorporation on June 13, 2017 through October 10, 2017, with the exception of the issuance of one share at par value of $0.001 per share, which was canceled as of the closing date of our IPO. The amounts for the period from October 11, 2017 through December 31, 2017 and the years ended December 31, 2019 and 2018 reflect the consolidated operations of Switch, Inc.

Switch, Inc. | 2019 Form 10-K | 49

The following table sets forth the consolidated statements of operations data presented as a percentage of revenue. Amounts may not sum due to rounding.

	Years Ended December 31,
	2019	2018	2017
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%
Cost of revenue	52	55	52
Gross profit	48	45	48
Selling, general and administrative expense	31	31	42
Impact fee expense	—	—	—
Income from operations	17	13	5
Other income (expense):
Interest expense, including amortization of debt issuance costs	(6)	(6)	(7)
Equity in net losses of investments	—	—	—
Loss on extinguishment of debt	—	—	(1)
Loss on interest rate swaps	(3)	—	—
Other	—	1	—
Total other expense	(9)	(6)	(8)
Income (loss) before income taxes	7	8	(3)
Income tax (expense) benefit	(1)	—	—
Net income (loss)	7	7	(2)
Less: net income attributable to noncontrolling interest	5	6	2
Net income (loss) attributable to Switch, Inc.	2%	1%	(4)%
Comparison of the Years Ended December 31, 2019 and 2018
Revenue

	Years Ended December 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Colocation	$370,682	$324,209	$46,473	14%
Connectivity	85,009	74,006	11,003	15%
Other	6,619	7,645	(1,026)	(13)%
Revenue	$462,310	$405,860	$56,450	14%
Revenue increased by $56.5 million, or 14%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase was primarily attributable to an increase of $46.5 million in colocation revenue. Of the overall increase, 38% was attributable to revenue from new customers initiating service after December 31, 2018, and the remaining 62% was attributable to increased revenue from existing customers. Our revenue churn rate, which we define as the reduction in recurring revenue attributable to customer terminations or non-renewal of expired contracts, divided by revenue at the beginning of the period, was 0.6% and 0.5% during the years ended December 31, 2019 and 2018, respectively. Additionally, during the year ended December 31, 2019, connectivity revenue included $4.3 million in sales-type lease revenue as a result of the adoption of ASC 842. There was no sales-type lease revenue during the year ended December 31, 2018.

Switch, Inc. | 2019 Form 10-K | 50

Cost of Revenue and Gross Margin

	Years Ended December 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Cost of revenue	$242,679	$224,413	$18,266	8%
Gross margin	47.5%	44.7%
Cost of revenue increased by $18.3 million, or 8%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase was primarily attributable to increases of $13.0 million in depreciation and amortization expense due to additional property and equipment being placed into service, including the impact of a correction made during the year ended December 31, 2018 for an immaterial amount of $0.8 million in additional depreciation expense included in cost of revenue that should have been expensed during the periods from June 30, 2017 through December 31, 2017, $2.7 million in salaries and related employee expenses largely due to an increase in headcount, $1.1 million in connectivity costs, and $0.6 million in facilities costs associated with increased occupancy as a result of expansion activities. Gross margin increased by 280 basis points for the year ended December 31, 2019, compared to the year ended December 31, 2018.
Selling, General and Administrative Expense

	Years Ended December 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Selling, general and administrative expense	$142,704	$126,768	$15,936	13%
Selling, general and administrative expense increased by $15.9 million, or 13%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase was primarily attributable to increases of $8.4 million in professional fees for accounting, consulting, and legal services and $4.2 million in salaries and related employee expenses, $10.4 million of which is largely due to an increase in headcount, partially offset by a decrease of $6.2 million in non-cash compensation expense primarily related to certain equity awards granted in 2017. Additionally, there were increases of $1.1 million in depreciation and amortization expense and $0.7 million in rent expense due to the growth of our corporate office.
Other Income (Expense)

	Years Ended December 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(29,236)	$(26,370)	$(2,866)	11%
Equity in net losses of investments	—	(331)	331	(100)%
Loss on interest rate swaps	(14,917)	—	(14,917)	NM
Other	1,481	3,283	(1,802)	(55)%
Total other expense	$(42,672)	$(23,418)	$(19,254)	82%
________________________________________
NM - Not meaningful
Interest Expense
Interest expense increased by $2.9 million, or 11%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase was driven by increases in our weighted average debt outstanding during 2019 as a result of borrowings on our revolving credit facility and in our weighted average interest rate from 4.23% for the year ended December 31, 2018 to 4.45% for the year ended December 31, 2019. This was partially offset by a correction made during the year ended December 31, 2018 of $0.4 million in additional interest expense that should have been expensed during the periods from June 30, 2017 through December 31, 2017.

Switch, Inc. | 2019 Form 10-K | 51

Equity in Net Losses of Investments
Equity in net losses of investments of $0.3 million during the year ended December 31, 2018 related to the financial performance of our equity method investment in SUPERNAP International. As the carrying value of our investment in SUPERNAP International was reduced to zero as a result of recording our share of its losses as of March 31, 2018, we discontinued the equity method of accounting and will not provide for additional losses until our share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.
Loss on Interest Rate Swaps
In January and February 2019, we entered into four interest rate swap agreements to mitigate our exposure to interest rate risk. We recorded a loss on interest rate swaps that do not qualify for hedge accounting of $14.9 million from changes in the fair value for the year ended December 31, 2019.
Other
Other income decreased by $1.8 million, or 55%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The decrease was primarily due to a decrease in interest income earned on our cash equivalents.
Income Tax Expense

	Years Ended December 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Income tax expense	$(2,713)	$(1,943)	$(770)	40%

Income tax expense increased by $0.8 million, or 40%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. Income tax expense is driven by our allocable share of Switch, Ltd.’s income and loss before income taxes.
Net Income Attributable to Noncontrolling Interest

	Years Ended December 31,		Change
	2019	2018	Amount	%
	(dollars in thousands)
Net income attributable to noncontrolling interest	$22,625	$25,266	$(2,641)	(10)%

Net income attributable to noncontrolling interest decreased by $2.6 million, or 10%, for the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily due to a decrease in ownership by noncontrolling interest holders.
For discussion related to the results of operations and changes in financial condition of the years ended December 31, 2018 and 2017, refer to Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on March 18, 2019.
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
As of December 31, 2019, we had $24.7 million in cash and cash equivalents. As of December 31, 2019, our total indebtedness was $809.0 million consisting of (i) $581.4 million principal from our term loan facility (net of debt issuance costs), (ii) $170.0 million from our revolving credit facility, and (iii) $57.6 million from our finance lease

Switch, Inc. | 2019 Form 10-K | 52

obligations. As of December 31, 2019, we had access to $330.0 million in additional liquidity from our revolving credit facility. For the year ending December 31, 2020, we expect to incur $290 million to $340 million in capital expenditures for development and construction projects related to our expansion (excluding acquisitions of land); however, the exact amount will depend on a number of factors. We believe we have sufficient cash and access to liquidity, coupled with anticipated cash generated from operating activities, to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including repayment of the current portion of our debt as it becomes due and completion of our development projects.
In addition, we are obligated to make payments under the TRA. Although the actual timing and amount of any payments we make under the TRA will vary, we expect those payments will be significant. Any payments we make under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us or to Switch, Ltd. and, to the extent we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us.
In August 2018, our board of directors authorized a program by which Switch, Ltd. may repurchase up to $150.0 million of its outstanding Common Units for cash and Switch, Inc. will cancel and retire a corresponding amount of Class B common shares. In November 2019, our board of directors increased the repurchase authority by $5.0 million, with any unused amount from this increase expiring on December 31, 2019. The program was effective immediately upon authorization, but may have been suspended or discontinued at any time without notice. Repurchases under the Common Unit repurchase program were funded from our existing cash and cash equivalents. As of December 31, 2019, we had no repurchase authority remaining.
In February 2020, our board of directors authorized the repurchase by Switch, Ltd. of up to $20.0 million of its outstanding Common Units held by Founder Members, with any unused amount from this authorization expiring on March 17, 2020.
Cash Flows
The following table summarizes our cash flows:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by operating activities	$209,413	$178,330	$146,601
Net cash used in investing activities	(309,382)	(278,095)	(402,451)
Net cash provided by (used in) financing activities	43,130	(83,341)	497,803
Net (decrease) increase in cash and cash equivalents	$(56,839)	$(183,106)	$241,953
Cash Flows from Operating Activities
Cash from operating activities is primarily generated from operating income from our colocation and connectivity services.
Net cash provided by operating activities for the year ended December 31, 2019 was $209.4 million, compared to $178.3 million for the year ended December 31, 2018. The increase of $31.1 million was primarily due to increased operations in our expanded data center facilities and changes in our working capital accounts, primarily an increase in deferred revenue received.
Cash Flows from Investing Activities
During the year ended December 31, 2019, net cash used in investing activities was $309.4 million, primarily consisting of capital expenditures of $307.7 million related to the expansion of our data center facilities.
During the year ended December 31, 2018, net cash used in investing activities was $278.1 million, primarily consisting of capital expenditures of $275.5 million related to the expansion of our data center facilities.
Cash Flows from Financing Activities
During the year ended December 31, 2019, net cash provided by financing activities was $43.1 million, primarily consisting of $170.0 million in proceeds from borrowings on our revolving credit facility, partially offset by $91.0 million for the repurchase of Common Units, distributions paid to noncontrolling interest of $19.4 million, dividends paid of $9.1 million, and repayments of borrowings outstanding under our term loan and finance lease liabilities of $6.9 million.

Switch, Inc. | 2019 Form 10-K | 53

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
The amended and restated credit agreement permits the issuance of letters of credit upon our request of up to $30.0 million. As of December 31, 2019, we had $170.0 million outstanding under the revolving credit facility accruing interest at an underlying variable rate of 3.53% and $330.0 million of availability. As of December 31, 2019, we had $581.4 million outstanding under the term loan (net of deferred debt issuance costs) with $400.0 million effectively fixed at 4.73% pursuant to interest rate swap agreements entered into in January and February 2019 and the remaining borrowings outstanding accruing interest at an underlying variable rate of 4.05%. Upon satisfying certain conditions, the amended and restated credit agreement provides that we can increase the amount available for borrowing under the credit facilities no more than five times (up to an additional $75.0 million in total, plus an additional amount subject to certain leverage restrictions) during the term of the amended and restated credit agreement.
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
The credit agreement contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations, subject to specified exceptions and baskets, on incurring additional debt, incurring additional liens, encumbrances or contingent liabilities, making investments in other persons or property, selling or disposing of our assets, merging with or acquiring other companies, liquidating or dissolving ourselves or any of the subsidiary guarantors, engaging in any business that is not otherwise a related line of business, engaging in certain transactions with affiliates, paying dividends or making certain other restricted payments, and making loans, advances or guarantees. The terms of the credit agreement also require compliance with the consolidated total leverage ratio (as defined in the amended and restated credit agreement) starting with the fiscal quarter ended June 30, 2017. As of December 31, 2019, the maximum consolidated total leverage ratio was 4.50 to 1.00. The maximum consolidated total leverage ratio decreases over time to, and remains at, 4.00 to 1.00 for the quarters ending September 30, 2020 and thereafter through maturity. We were in compliance with this and our other covenants under the credit agreement as of December 31, 2019.
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

Switch, Inc. | 2019 Form 10-K | 54

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2019:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Long-term debt, principal(1)	$6,000	$182,000	$567,000	$—	$755,000
Long-term debt, interest(2)	33,634	62,891	38,369	—	134,894
Finance lease liabilities(3)	4,459	9,665	10,049	139,714	163,887
Operating lease liabilities(4)	6,807	7,921	4,158	53,155	72,041
Other contractual commitments(5)	87,723	13,605	73,926	797,652	972,906
Total	$138,623	$276,082	$693,502	$990,521	$2,098,728
________________________________________

(1)	Represents principal payments only. We will pay interest on outstanding indebtedness based on the rates and terms summarized in Note 6 “Long-Term Debt” to our consolidated financial statements.

(2)
Represents interest expected to be incurred on our long-term debt based on amounts outstanding and interest rates as of December 31, 2019, including the impact of interest rate swaps, as summarized in Note 6 “Long-Term Debt” to our consolidated financial statements. Actual rates will vary.

(3)	Represents principal and imputed interest. See Note 7 “Leases” to our consolidated financial statements.

(4)	Represents minimum operating lease payments, excluding potential lease renewals. See Note 7 “Leases” to our consolidated financial statements.

(5)
Represents primarily commitments for leases not yet commenced, construction-related purchase orders, and power purchase and portfolio energy credit agreements for our data centers. See Note 7 “Leases” and Note 9 “Commitments and Contingencies” to our consolidated financial statements.

As of December 31, 2019, we recorded a liability under the TRA of $162.1 million. No amounts are included in the table above as we are unable to reasonably estimate the timing of the payments of the liability; however, no amounts are expected to be paid within the next 12 months.
In January 2020, we entered into a power purchase and sale agreement for electricity to purchase a firm commitment of 60 MW per energy hour for a term of one year starting on July 1, 2020, or a purchase commitment of $20.0 million, inclusive of scheduling services.
In January 2020, we borrowed $20.0 million under our revolving credit facility.
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
Revenue Recognition
We derive more than 95% of our revenue from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing and leasing of cabinet space and power and (2) connectivity services, which includes cross-connects, broadband services, and external connectivity. The remainder of our revenue is from non-recurring revenue, which primarily includes installation services related to a customer’s initial deployment. The majority of our revenue contracts are classified as licenses and accounted for in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers with the exception of certain contracts that contain lease components and are accounted for in accordance with ASC 842, Leases.
We recognize revenue when control of these goods and services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods and services. Revenue from recurring revenue streams is generally billed monthly and recognized using a time-based measurement of progress as customers receive service benefits evenly throughout the term of the contract, which is generally three to five years. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the contract term, determined using a portfolio approach. Non-recurring installation fees are

Switch, Inc. | 2019 Form 10-K | 55

not assessed as performance obligations as they are determined to be immaterial in the context of the contract with the customer. Revenue is generally recognized on a gross basis as a principal versus on a net basis as an agent, largely because we are primarily responsible for fulfilling the contract, take title to services, bear credit risk, and have discretion in establishing the price when selling to the customer.
For contracts with customers that contain multiple performance obligations, we account for individual performance obligations separately if they are distinct or as a series of distinct obligations if the individual performance obligations meet the series criteria. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The transaction price of a contract is allocated to each distinct performance obligation on a relative standalone selling price basis. The standalone selling price is determined by maximizing observable inputs such as overall pricing objectives, customer credit history, and other factors. Other judgments include determining if any variable consideration should be included in the total contract value of the arrangement, such as price increases. Any variable consideration included in the total contract value of the arrangement is allocated to each distinct obligation, or series of distinct obligations, in an amount that depicts the consideration to which we expect to be entitled in exchange for transferring the underlying goods or services to the customer. We have also made the accounting policy election to exclude taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer from our measurement of the transaction price.
Occasionally, we enter into contracts with customers for data center space and office space, which contain lease components. Our leases with customers are generally classified as operating leases and lease payments are recognized on a straight-line basis over the lease term. Lease revenue related to data center space is included within colocation revenue, while lease revenue related to office space is included within other revenue.
Contract Balances
We generally invoice customers in monthly installments payable in advance. The difference between the timing of revenue recognition, and the timing of billings and cash collections results in the recognition of accounts receivable, contract assets, and deferred revenue (contract liabilities) on our consolidated balance sheets. Receivables are recorded at invoice amounts, net of allowance for doubtful accounts, and are recognized in the period when we have transferred goods or provided services to our customers, and when our right to consideration for that transfer is unconditional. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 15 to 30 days of the invoice date. In instances where the timing of revenue recognition differs from the timing of invoicing, our contracts generally do not include a significant financing component. We assess collectability based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer.
A contract asset exists when we have transferred products or provided services to our customers, but customer payment is contingent upon future satisfaction of a performance obligation. Certain contracts include terms related to price arrangements and allocations of consideration to multiple performance obligations recognized over differing periods of time. We generally recognize revenue ratably over the contract term, which could potentially give rise to contract assets during certain periods of the contract term.
Deferred revenue represents amounts that are recognized when we have an unconditional right to a payment, and it has been either billed to, or collected from, customers prior to transferring control of the underlying good or service to the customer.
Contract Costs
Contract costs include our incremental direct costs of either obtaining or fulfilling a contract, which primarily consist of sales commissions and bonuses. Contract costs are deferred and amortized on a straight-line basis over the estimated period of benefit. We have elected to apply the practical expedient to expense contract costs when incurred if the amortization period is one year or less.
Incremental Borrowing Rate
We recognize right-of-use lease liabilities for all leases other than those with a term of 12 months or less as we have elected to apply the short-term recognition exemption. These lease liabilities represent our obligation to make lease payments arising from the lease and are measured based on the present value of fixed lease payments over the lease term.
As our lessee leases do not provide a readily determinable implicit rate, we use our incremental borrowing rate estimated based on information available at the commencement date in determining the present value of lease payments. When determining the incremental borrowing rate, we assess multiple variables such as lease term,

Switch, Inc. | 2019 Form 10-K | 56

collateral, economic conditions, and credit-worthiness. We estimate our incremental borrowing rate using a benchmark senior unsecured yield curve for debt instruments adjusted for our credit quality, market conditions, tenor of lease contracts, and collateral.
Equity-Based Compensation
Equity-based compensation for periods subsequent to our IPO includes stock options, restricted stock, and restricted stock units awarded to employees. We measure equity-based compensation expense at the grant date based on the fair value of the award and recognize the expense over the requisite service period, which is generally the vesting period. We use the straight-line method to recognize compensation expense for equity awards with service conditions and the accelerated attribution method for equity awards with performance conditions.
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
Our assumptions were as follows:

•
Expected volatility.    As we had not been a public company and did not have a trading history for our member equity units, the expected price volatility of the member equity units was estimated by analyzing the volatility of companies in the same industry and selecting volatility within the range.

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

Switch, Inc. | 2019 Form 10-K | 57

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
We recorded equity-based compensation expense of $29.5 million, $35.7 million and $84.8 million for the years ended December 31, 2019, 2018, and 2017, respectively. Equity-based compensation expense during the year ended December 31, 2017 reflected the accelerated vesting of certain incentive units upon our IPO and fully vested awards granted under our 2017 Incentive Award Plan. We expect to continue to grant equity-based awards in the future, and, to the extent that we do, our equity-based compensation expense recognized in future periods will likely increase.
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
Tax Receivable Agreement
In connection with our IPO, we entered into a TRA with Switch, Ltd. and the Members. In the event that such parties exchange any or all of their Common Units for Class A common stock, we are contractually committed to pay such holders 85% of the tax benefits realized by us as a result of such transactions. The timing and amount of aggregate payments due under the TRA are contingent upon the taxable income we generate each year and the tax rate then applicable. We recognize obligations under the TRA after concluding that it is probable that we would have sufficient future taxable income to utilize the related tax benefits. The projection of future taxable income involves judgment and actual taxable income may differ from our estimates, which could impact the timing of payments under the TRA. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would reduce the portion of the liability related to the tax benefits not expected to be utilized and record the offsetting benefit on our consolidated statements of comprehensive income (loss). We calculate the liability under the TRA using a complex TRA model, which includes a significant assumption related to the fair market value of property and equipment.
Recent Accounting Pronouncements
See Note 2 “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” to our consolidated financial statements for more information.

Switch, Inc. | 2019 Form 10-K | 58

Cautionary Note Regarding Forward-Looking Statements
This Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain word such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Form 10-K include, but are not limited to, statements about:

•	our goals and strategies;

•	our expansion plans, including timing for such plans;

•	our future business development, financial condition and results of operations;

•	the expected growth of the data center market;

•	our beliefs regarding our design technology and its advantages to our business and financial results;

•	our beliefs regarding opportunities that exist in the data center market due to current industry limitations;

•	our expectations regarding opportunities to grow penetration of existing customers and attract new customers;

•	our beliefs regarding our competitive strengths and the value of our brand;

•	our expectations regarding our revenue streams and drivers of future revenue;

•	our expectations regarding our future expenses, including anticipated increases;

•	our expectations regarding demand for, and market acceptance of, our services;

•	our expectations regarding our customer growth rate;

•	our estimated capital expenditures for 2020;

•
our beliefs regarding the sufficiency of our cash and access to liquidity, and cash generated from operating activities, to satisfy our working capital and capital expenditures for at least the next 12 months;

•	our intentions regarding sources of financing for our operations and capital expenditures;

•	the network effects associated with our business;

•	our plans to further invest in and grow our business, and our ability to effectively manage our growth and associated investments;

•	our ability to timely and effectively scale and adapt our existing technology;

•	our ability to successfully enter new markets;

•	our expectations to enter into joint ventures, strategic collaborations and other similar arrangements;

•	our beliefs regarding our ability to achieve reduced variability of power costs as an unbundled purchaser of energy;

•	our beliefs that we have the necessary permits and approvals to operate our business and that our properties are in substantial compliance with applicable laws;

•	our ability to maintain, protect and enhance our intellectual property and not infringe upon others’ intellectual property;

•	our beliefs regarding the adequacy of our insurance coverage;

•	our beliefs regarding the effectiveness of efforts to improve our internal control over financial reporting;

•	our plans regarding our Common Unit repurchase program;

•	our expectations regarding payment of dividends; and

•	our expectations regarding payments under the TRA, contingent upon our taxable income and the applicable tax rate.

We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements in this Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. The most important factors that could prevent us from achieving our goals and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to, the following:

•	our ability to successfully implement our business strategies;

•	our ability to effectively manage our growth and expansion plans;

•	delays or unexpected costs in development and opening of data center facilities;

Switch, Inc. | 2019 Form 10-K | 59

•	any slowdown in demand for our existing data center resources;

•	our ability to attract new customers and achieve sufficient customer demand to realize future expected returns on our investments;

•	our ability to license space in our existing data centers, including in our new Keep Campus;

•	the geographic concentration of our data centers in certain markets;

•	local economic, credit and market conditions that impact our customers in these markets;

•	the impact of delays or disruptions in third-party network connectivity;

•
developments in the technology and data center industries in general that negatively impact us, including development of new technologies, adoption of new industry standards, declines in the technology industry or slowdown in the growth of the Internet;

•	our ability to adapt to evolving technologies and customer demands in a timely and cost-effective manner;

•	financial market fluctuations;

•	our ability to obtain necessary capital to fund our capital requirements and our ability to continue to comply with covenants and terms in our credit instruments;

•	our ability to generate sufficient cash flow to meet our debt service and working capital requirements;

•	our ability to collect revenue on a timely basis;

•	fluctuations in interest rates and increased operating costs, including power costs;

•	significant disruptions, security breaches, including cyber security breaches, or system failures at any of our data center facilities;

•	our ability to effectively compete in the data center market;

•	the success of our strategic partnerships;

•	our ability to protect our intellectual property rights and not infringe upon others’ intellectual property rights;

•	loss of significant customers or key personnel;

•	losses in excess of our insurance coverage, including due to natural disasters and other unforeseen damage;

•	impact of the outcome of pending or future litigation;

•	the impact of future changes in legislation and regulations, including changes in real estate and zoning laws, ABA, environmental and other laws that impact our business and industry;

•	the success of our solar project;

•	future increases in real estate taxes;

•	early termination of data center leases or inability to renew on commercially acceptable terms;

•	our ability to successfully identity and consummate future joint ventures, acquisitions or other strategic transactions;

•	our realization of any benefit from the TRA, our Common Unit repurchase plan and our organizational structure;

•	our ability to sufficiently remediate the material weakness identified in our internal control over financial reporting;

•	volatility of our stock price, including due to future issuances of our Class A common stock upon redemption or exchange of Common Units; and

•	our ability to successfully estimate the impact of certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements.

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
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. As of December 31, 2019, borrowings under our amended and restated credit agreement bear interest at a margin above LIBOR or base rate (each as

Switch, Inc. | 2019 Form 10-K | 60

defined in the amended and restated credit agreement) as selected by us. In January and February 2019, we entered into four interest rate swap agreements; whereby, we will pay a weighted average fixed interest rate (excluding the applicable interest margin) of 2.48% on notional amounts corresponding to borrowings of $400.0 million in exchange for receipts on the same notional amount at a variable interest rate based on the applicable LIBOR at the time of payment. The interest rate swap agreements mature in June 2024. As of December 31, 2019, we had $355.0 million outstanding under our credit facilities with an underlying variable interest rate of 3.80%. As of December 31, 2019, a hypothetical increase or decrease of 100 basis points in LIBOR would cause our annual interest cost to change by $3.6 million.

Switch, Inc. | 2019 Form 10-K | 61

Item 8.	Financial Statements and Supplementary Data.

Switch, Inc. | 2019 Form 10-K | 62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Switch, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Switch, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income (loss), of members’/stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to an insufficient complement of resources with an appropriate level of accounting expertise, knowledge, and training commensurate with the complexity of the Company’s financial reporting matters.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Change in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases and the manner in which it accounts for revenues from contracts with customers in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our

Switch, Inc. | 2019 Form 10-K | 63

audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Tax Receivable Agreement
As described in Notes 2 and 10 to the consolidated financial statements, the Company has recorded a liability under the tax receivable agreement (“TRA”) of $162.1 million as of December 31, 2019. In connection with its initial public offering in October 2017, the Company entered into a TRA with Switch, Ltd. and the Members (the “Members” as defined by management). Switch, Ltd. operates as a partnership for federal, state, and local tax reporting. In the event that such parties exchange any or all of their Common Units for Class A common stock, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized, or in some cases deemed to be realized, by the Company by such exchange as a result of (i) increases in the Company’s tax basis of its ownership interest in the net assets of Switch, Ltd. resulting from any redemptions or exchanges of noncontrolling interest, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA. As disclosed by management, management recognizes obligations under the TRA after concluding that it is probable that it would have sufficient future taxable income to utilize the related tax benefits. The projection of future taxable income involves judgment and actual taxable income may differ from estimates, which could impact the timing of payments under the TRA. Management calculates the liability under the TRA using a complex TRA model, which includes a significant assumption related to the fair market value of property and equipment.

The principal considerations for our determination that performing procedures relating to the tax receivable agreement is a critical audit matter are there was significant judgment by management when estimating whether future taxable income is probable and sufficient to utilize the related tax benefits under the TRA and determining the TRA liability. This in turn led to a high degree of auditor judgment, subjectivity and audit effort in performing audit procedures and in evaluating audit evidence relating to management’s TRA model and the significant assumption related to the fair market value of property and equipment. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over the calculation of the TRA liability including the significant assumption related to the fair market value

Switch, Inc. | 2019 Form 10-K | 64

of property and equipment. These procedures also included, among others, testing management’s process for evaluating the appropriateness of the TRA model and testing the completeness, accuracy, and relevance of the underlying data used in the TRA model, including evaluating the reasonableness of the significant assumption used by management related to the fair market value of property and equipment. Evaluating the reasonableness of the fair market value of property and equipment involved (i) testing the completeness and accuracy of changes to the cost basis of property and equipment throughout the year; (ii) assessing the appropriateness of the method used to estimate the fair market value of property and equipment at each exchange date; and (iii) testing the evaluation prepared by management at each exchange date to assess any significant business activity and condition of assets that would drive a material change in the fair market value of property and equipment. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the TRA model and the reasonableness of the significant assumption related to the fair market value of property and equipment.

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada
March 2, 2020
We have served as the Company’s auditor since 2013.

Switch, Inc. | 2019 Form 10-K | 65

Switch, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,721	$81,560
Accounts receivable, net of allowance of $309 and $426, respectively	23,365	17,654
Prepaid expenses	7,137	6,781
Other current assets	3,817	2,332
Total current assets	59,040	108,327
Property and equipment, net	1,551,117	1,302,770
Long-term deposit	3,429	3,333
Deferred income taxes	114,372	28,550
Other assets	45,785	17,050
TOTAL ASSETS	$1,773,743	$1,460,030

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt, current portion	$6,000	$6,000
Accounts payable	19,477	20,501
Accrued salaries and benefits	5,828	5,258
Accrued expenses	14,718	9,778
Accrued construction payables	37,269	12,729
Deferred revenue, current portion	14,991	10,800
Customer deposits	10,830	9,962
Operating lease liability, current portion	4,805	—
Finance lease liability, current portion	12	—
Total current liabilities	113,930	75,028
Long-term debt, net	745,372	580,566
Operating lease liability	26,142	—
Finance lease liability	57,614	19,466
Deferred revenue	27,852	22,260
Liabilities under tax receivable agreement	162,076	52,535
Other long-term liabilities	13,112	1,823
TOTAL LIABILITIES	1,146,098	751,678
Commitments and contingencies (Note 7 and Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value per share, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value per share, 750,000 shares authorized, 89,768 and 55,218 shares issued and outstanding, respectively,	90	55
Class B common stock, $0.001 par value per share, 300,000 shares authorized, 151,047 and 148,481 shares issued and outstanding, respectively	151	149
Class C common stock, $0.001 par value per share, 75,000 shares authorized, zero and 42,945 shares issued and outstanding, respectively	—	43
Additional paid in capital	204,711	140,191
Retained earnings	2,420	2,693
Accumulated other comprehensive income	79	79
Total Switch, Inc. stockholders’ equity	207,451	143,210
Noncontrolling interest	420,194	565,142
TOTAL STOCKHOLDERS’ EQUITY	627,645	708,352
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,773,743	$1,460,030

The accompanying notes are an integral part of these consolidated financial statements.

Switch, Inc. | 2019 Form 10-K | 66

Switch, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Revenue	$462,310	$405,860	$378,275
Cost of revenue	242,679	224,413	198,230
Gross profit	219,631	181,447	180,045
Selling, general and administrative expense	142,704	126,768	160,569
Impact fee expense	—	—	649
Income from operations	76,927	54,679	18,827
Other income (expense):
Interest expense, including $1,636, $1,636, and $1,303, respectively, in amortization of debt issuance costs	(29,236)	(26,370)	(25,079)
Equity in net losses of investments	—	(331)	(1,077)
Loss on extinguishment of debt	—	—	(3,565)
Loss on interest rate swaps	(14,917)	—	—
Other	1,481	3,283	1,333
Total other expense	(42,672)	(23,418)	(28,388)
Income (loss) before income taxes	34,255	31,261	(9,561)
Income tax (expense) benefit	(2,713)	(1,943)	981
Net income (loss)	31,542	29,318	(8,580)
Less: net income attributable to noncontrolling interest	22,625	25,266	6,628
Net income (loss) attributable to Switch, Inc.	$8,917	$4,052	$(15,208)

Net income (loss) per share (Note 14):
Basic	$0.12	$0.09	$(1.88)
Diluted	$0.11	$0.09	$(1.88)

Weighted average shares used in computing net income (loss) per share (Note 14):
Basic	76,501	45,682	8,074
Diluted	246,329	45,753	8,074

Other comprehensive income:
Foreign currency translation adjustment, net of tax of $0	—	331	908
Comprehensive income (loss)	31,542	29,649	(7,672)
Less: comprehensive income attributable to noncontrolling interest	22,625	25,549	6,732
Comprehensive income (loss) attributable to Switch, Inc.	$8,917	$4,100	$(14,404)

The accompanying notes are an integral part of these consolidated financial statements.

Switch, Inc. | 2019 Form 10-K | 67

Switch, Inc.
Consolidated Statements of Members’/Stockholders’ Equity
(in thousands)

		Switch, Inc. Stockholders’ Equity
		Class A Common Stock		Class B Common Stock		Class C Common Stock
	Members’ Equity	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balance—December 31, 2016	$279,056	—	$—	—	$—	—	$—	$—	$—	$(693)	$—	$278,363
Activity prior to the initial public offering and related organization transactions:
Net loss	(17,313)	—	—	—	—	—	—	—	—	—	—	(17,313)
Equity-based compensation expense	75,110	—	—	—	—	—	—	—	—	—	—	75,110
Common units awarded	1,115	—	—	—	—	—	—	—	—	—	—	1,115
Issuance of membership units upon exercise of unit options	161	—	—	—	—	—	—	—	—	—	—	161
Distributions to members	(174,235)	—	—	—	—	—	—	—	—	—	—	(174,235)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	786	—	786
Effects of the initial public offering and related organization transactions:
Effects of the reorganization transactions	(163,894)	—	—	—	—	—	—	163,894	—	—	—	—
Issuance of Class A common stock in the initial public offering, net of underwriting discount and offering costs	—	35,938	36	—	—	—	—	572,396	—	—	—	572,432
Issuance of Class B common stock	—	—	—	173,624	174	—	—	(174)	—	—	—	—
Issuance of Class C common stock	—	—	—	—	—	42,945	43	(43)	—	—	—	—
Allocation of equity to noncontrolling interest in Switch, Ltd.	—	—	—	—	—	—	—	(629,507)	—	(80)	629,587	—
Activity subsequent to the initial public offering and related organization transactions:
Net income	—	—	—	—	—	—	—	—	2,105	—	6,628	8,733
Equity-based compensation expense	—	—	—	—	—	—	—	442	—	—	8,123	8,565
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(11,203)	(11,203)
Dividends declared ($0.0147 per share)	—	—	—	—	—	—	—	—	(503)	—	—	(503)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	18	104	122
Balance—December 31, 2017	$—	35,938	$36	173,624	$174	42,945	$43	$107,008	$1,602	$31	$633,239	$742,133

Switch, Inc. | 2019 Form 10-K | 68

Switch, Inc.
Consolidated Statements of Members’/Stockholders’ Equity (Continued)
(in thousands)

		Switch, Inc. Stockholders’ Equity
		Class A Common Stock		Class B Common Stock		Class C Common Stock
	Members’ Equity	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balance—December 31, 2017	$—	35,938	$36	173,624	$174	42,945	$43	$107,008	$1,602	$31	$633,239	$742,133
Net income	—	—	—	—	—	—	—	—	4,052	—	25,266	29,318
Equity-based compensation expense	—	—	—	—	—	—	—	13,057	—	—	22,676	35,733
Issuance of Class A common stock upon settlement of restricted stock unit awards, net of shares withheld for tax	—	131	—	—	—	—	—	(1,232)	—	—	—	(1,232)
Issuance of restricted stock awards	—	61	—	—	—	—	—	—	—	—	—	—
Dividends declared ($0.0588 per share)	—	—	—	—	—	—	—	—	(2,961)	—	—	(2,961)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(11,617)	(11,617)
Exchanges of noncontrolling interest for Class A common stock	—	19,088	19	(19,088)	(19)	—	—	53,403	—	—	(53,403)	—
Repurchase of common units and cancellation of Class B common stock	—	—	—	(6,055)	(6)	—	—	(9,085)	—	—	(51,553)	(60,644)
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	—	—	—	(52,535)	—	—	—	(52,535)
Net deferred tax assets resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	—	—	—	29,512	—	—	—	29,512
Settlement of unit option loans	—	—	—	—	—	—	—	63	—	—	251	314
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	48	283	331
Balance—December 31, 2018	$—	55,218	$55	148,481	$149	42,945	$43	$140,191	$2,693	$79	$565,142	$708,352

Switch, Inc. | 2019 Form 10-K | 69

Switch, Inc.
Consolidated Statements of Members’/Stockholders’ Equity (Continued)
(in thousands)

		Switch, Inc. Stockholders’ Equity
		Class A Common Stock		Class B Common Stock		Class C Common Stock
	Members’ Equity	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balance—December 31, 2018	$—	55,218	$55	148,481	$149	42,945	$43	$140,191	$2,693	$79	$565,142	$708,352
Cumulative adjustment due to adoption of new revenue recognition standard	—	—	—	—	—	—	—	—	224	—	940	1,164
Net income	—	—	—	—	—	—	—	—	8,917	—	22,625	31,542
Equity-based compensation expense	—	—	—	—	—	—	—	15,487	—	—	14,037	29,524
Issuance of Class A common stock upon settlement of restricted stock units	—	484	1	—	—	—	—	(3,130)	—	—	1,711	(1,418)
Issuance of restricted stock awards	—	80	—	—	—	—	—	—	—	—	—	—
Dividends declared ($0.1176 per share)	—	—	—	—	—	—	—	—	(9,414)	—	—	(9,414)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	—	(20,106)	(20,106)
Exchanges of noncontrolling interest for Class A common stock	—	33,986	34	(33,986)	(34)	—	—	101,450	—	—	(101,450)	—
Repurchase of common units and cancellation of Class B common stock	—	—	—	(6,393)	(7)	—	—	(28,334)	—	—	(62,705)	(91,046)
Conversion of Class C common stock to Class B common stock	—	—	—	42,945	43	(42,945)	(43)	—	—	—	—	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	—	—	—	(109,541)	—	—	—	(109,541)
Net deferred tax assets resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	—	—	—	88,588	—	—	—	88,588
Balance—December 31, 2019	$—	89,768	$90	151,047	$151	—	$—	$204,711	$2,420	$79	$420,194	$627,645

The accompanying notes are an integral part of these consolidated financial statements.

Switch, Inc. | 2019 Form 10-K | 70

Switch, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$31,542	$29,318	$(8,580)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	119,945	106,666	89,124
Loss on disposal of property and equipment	586	1,206	569
Deferred income taxes	2,713	1,943	(981)
Amortization of debt issuance costs	1,636	1,636	1,303
Loss on extinguishment of debt	—	—	3,565
(Benefit) provision for doubtful accounts	(73)	207	423
Unrealized loss on interest rate swaps	14,014	—	—
Equity in net losses of investments	—	331	1,077
Equity-based compensation	29,524	35,733	84,790
Amortization of portfolio energy credits	1,844	2,467	169
Cost of revenue for sales-type lease	1,082	—	—
Changes in operating assets and liabilities:
Accounts receivable	(5,492)	(187)	(6,435)
Prepaid expenses	(775)	(1,744)	(1,116)
Other current assets	(545)	(231)	(261)
Other assets	3,447	(5,353)	(1,221)
Accounts payable	(892)	(312)	5,079
Accrued salaries and benefits	570	47	991
Accrued expenses	2,198	3,309	(2,435)
Accrued impact fee expense	—	—	(27,018)
Deferred revenue	12,437	2,196	6,006
Customer deposits	868	1,328	1,695
Operating lease liabilities	(4,886)	—	—
Other long-term liabilities	(330)	(230)	(143)
Net cash provided by operating activities	209,413	178,330	146,601
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(307,712)	(275,524)	(402,561)
Acquisition of intangible asset	—	(25)	(32)
Proceeds from sale of property and equipment	33	62	100
Proceeds from notes receivable	—	—	211
Purchase of portfolio energy credits	(1,703)	(2,608)	(169)
Net cash used in investing activities	(309,382)	(278,095)	(402,451)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Class A common stock, net of offering costs	—	—	572,432
Proceeds from borrowings	170,000	—	976,000
Repayment of borrowings, including finance lease liabilities	(6,876)	(6,333)	(854,991)
Payment of debt issuance and extinguishment costs	—	—	(10,468)
Change in long-term deposit	921	(996)	598
Payment of tax withholdings upon settlement of restricted stock unit awards	(1,448)	(1,232)	—
Settlement of option loans	—	314	—
Repurchase of common units	(91,046)	(60,644)	—
Dividends paid to Class A common stockholders	(9,051)	(2,835)	(503)
Distributions paid to noncontrolling interest	(19,370)	(11,615)	(185,265)
Net cash provided by (used in) financing activities	43,130	(83,341)	497,803
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(56,839)	(183,106)	241,953
CASH AND CASH EQUIVALENTS—Beginning of year	81,560	264,666	22,713
CASH AND CASH EQUIVALENTS—End of year	$24,721	$81,560	$264,666

Switch, Inc. | 2019 Form 10-K | 71

Switch, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Years Ended December 31,
	2019	2018	2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$26,238	$24,841	$23,494
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Increase (decrease) in liabilities incurred to acquire property and equipment	$24,238	$8,807	$(53,455)
(Decrease) increase in accounts receivable due to refund of long-term deposit	$(24)	$2,543	$—
Increase in accrued construction payables incurred related to long-term deposit	$993	$—	$—
Increase in dividends payable on unvested restricted stock units	$363	$126	$—
Decrease in noncontrolling interest as a result of exchanges for Class A common stock	$(101,450)	$(53,403)	$—
Recognition of liabilities under tax receivable agreement	$109,541	$52,535	$—
Increase in deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	$88,588	$29,512	$—
Right-of-use assets obtained in exchange for new operating leases	$44	$—	$—
Right-of-use assets obtained in exchange for new finance leases	$39,036	$—	$—
Increase in distributions payable on unvested common units	$736	$—	$—
Dividends payable settled with shares of Class A common stock	$30	$—	$—
Settlement of liability incurred upon acquisition of capital lease asset	$—	$(1,976)	$—
Distributions used for payment of option loans and related interest	$—	$2	$173
Distributions declared but not paid	$—	$—	$152

The accompanying notes are an integral part of these consolidated financial statements.

Switch, Inc. | 2019 Form 10-K | 72

Switch, Inc.
Notes to Consolidated Financial Statements

Switch, Inc. | 2019 Form 10-K | 73

1. Organization
Switch, Inc. was formed as a Nevada corporation in June 2017 for the purpose of completing an initial public offering (“IPO”) and related organizational transactions in order to carry on the business of Switch, Ltd. and its subsidiaries (collectively, “Switch,” and together with Switch, Inc., the “Company”). Switch is comprised of limited liability companies that provide colocation space and related services to global enterprises, financial companies, government agencies, and others that conduct critical business on the internet. Switch develops and operates data centers in Nevada, which are Tier IV Gold certified, and Michigan, and is developing data centers in Georgia, with the first facility opening during the first quarter of 2020, delivering redundant services with low latency and super capacity transport environments. As the manager of Switch, Ltd., Switch, Inc. operates and controls all of the business and affairs of Switch.
In connection with the closing of Switch, Inc.’s IPO on October 11, 2017, Switch, Inc. and Switch, Ltd. consummated the following organizational transactions (the “Transactions”):

•
Switch, Ltd. adopted and approved the Fifth Amended and Restated Operating Agreement of Switch, Ltd. (the “Switch Operating Agreement”), which amended and restated Switch, Ltd.’s prior operating agreement to, among other things, convert all incentive units in Switch, Ltd. into common units of Switch, Ltd. (“Common Units”) and to appoint Switch, Inc. as the sole manager of Switch, Ltd.;

•	Switch, Inc. amended and restated its articles of incorporation to, among other things, provide for Class A common stock, Class B common stock, and Class C common stock;

•
Switch, Inc. issued shares of its Class C common stock to Rob Roy, the Founder, Chief Executive Officer and Chairman of Switch, Ltd., and an affiliated entity of Mr. Roy (collectively, the “Founder Members”) on a one-to-one basis with the number of Common Units they owned, for nominal consideration, and shares of its Class B common stock to the holders of Common Units other than Switch, Inc. and the Founder Members (the “Non-Founder Members” and, together with the Founder Members, the “Members”) on a one-to-one basis with the number of Common Units they owned, for nominal consideration;

•
Switch, Inc. issued and sold 35.9 million shares of its Class A common stock at a public offering price of $17.00 per share in exchange for net proceeds of $577.3 million, after deducting underwriting discounts and commissions, but before offering expenses of $4.9 million;

•
Switch, Inc. used all of the net proceeds from the IPO to acquire 35.9 million newly issued Common Units from Switch, Ltd. at a purchase price per Common Unit equal to the IPO price of Class A common stock, less underwriting discounts and commissions, collectively representing 14.5% of Switch, Ltd.’s outstanding Common Units at the closing of the IPO; and

•
Switch, Inc. entered into (i) a Tax Receivable Agreement (“TRA”) with Switch, Ltd. and the Members and (ii) an Amended and Restated Registration Rights Agreement with the Members who, upon the completion of the IPO, owned an aggregate of 216.6 million shares of Switch, Inc.’s Class B common stock and Class C common stock.

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
Switch has been determined to be the predecessor for accounting purposes and, accordingly, the consolidated financial statements for periods prior to the IPO and the Transactions have been adjusted to combine the previously separate entities for presentation purposes. Amounts for the period from January 1, 2017 through October 10, 2017 presented in the consolidated financial statements and notes to consolidated financial statements herein represent the historical operations of Switch. The amounts as of December 31, 2019 and 2018, for the years ended December

Switch, Inc. | 2019 Form 10-K | 74

31, 2019 and 2018, and for the period from October 11, 2017 through December 31, 2017 reflect the consolidated operations of the Company. For the period from June 13, 2017 to October 10, 2017, Switch, Inc. had no business transactions or activities and had no assets or liabilities with the exception of the issuance of one share at par value of $0.001 per share, which was canceled as of the closing date of the IPO.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for doubtful accounts, useful lives of property and equipment, deferred income taxes, liabilities under the TRA, equity-based compensation, deferred revenue, incremental borrowing rate, fair value of performance obligations, and probability assessments of exercising renewal options on leases. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ from these estimates.
Cash and Cash Equivalents
The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2019. Cash equivalents as of December 31, 2018 were comprised of money market funds totaling $53.3 million.
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
Concentration of Credit and Other Risks
Although the Company operates primarily in Nevada, realization of its customer accounts receivable and its future operations and cash flows could be affected by adverse economic conditions, both regionally and elsewhere in the United States. During the years ended December 31, 2019, 2018, and 2017, the Company’s largest customer and its affiliates comprised 13%, 11%, and 11%, respectively, of the Company’s revenue. Two customers, one of which was the Company’s largest customer and its affiliates, accounted for 10% or more of accounts receivable as of December 31, 2019 and the Company’s largest customer and its affiliates accounted for 10% or more of accounts receivable as of December 31, 2018.
Accounts Receivable
Customer receivables are non-interest bearing and are initially recorded at cost. The Company generally does not request collateral from its customers; however, it usually obtains a lien or other security interest in certain customers’ equipment placed in the Company’s data center, and/or obtains a deposit. The Company maintains an allowance for doubtful accounts for estimated losses up to the full amount of invoices based on the age of the invoices. If the financial condition of the Company’s customers were to deteriorate or if they became insolvent, resulting in an impairment of their ability to make payments, greater allowances for doubtful accounts may be required. Management specifically analyzes accounts receivable and current economic news and trends, historical bad debt, customer concentrations, customer credit-worthiness, and changes in customer payment terms when

Switch, Inc. | 2019 Form 10-K | 75

evaluating the adequacy of the Company’s reserves. Delinquent account balances are written off after management has determined the likelihood of collection is not probable. The Company recorded a benefit for doubtful accounts of $0.1 million during the year ended December 31, 2019 and bad debt expense of $0.2 million and $0.4 million during the years ended December 31, 2018 and 2017, respectively.
Leases
The Company determines if an arrangement is or contains a lease at inception or modification of the arrangement. An arrangement is or contains a lease if there are identified assets and the right to control the use of an identified asset is conveyed for a period in exchange for consideration. Control over the use of the identified assets means the lessee has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.
For lessee leases, the Company recognizes right-of-use (“ROU”) assets and lease liabilities for all leases other than those with a term of 12 months or less as the Company has elected to apply the short-term lease recognition exemption. ROU assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are classified and recognized at the commencement date of a lease. Lease liabilities are measured based on the present value of fixed lease payments over the lease term. ROU assets consist of (i) initial measurement of the lease liability; (ii) lease payments made to the lessor at or before the commencement date less any lease incentives received; and (iii) initial direct costs incurred by the Company. Lease payments may vary because of changes in facts or circumstances occurring after the commencement, including changes in inflation indices. Variable lease payments are excluded from the measurement of ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
As the Company’s lessee leases do not provide a readily determinable implicit rate, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments. When determining the incremental borrowing rate, the Company assesses multiple variables such as lease term, collateral, economic conditions, and credit-worthiness. The Company estimates its incremental borrowing rate using a benchmark senior unsecured yield curve for debt instruments adjusted for its credit quality, market conditions, tenor of lease contracts, and collateral.
For income statement purposes, the Company recognizes rent expense on a straight-line basis for operating leases. For finance leases, the Company recognizes interest expense associated with the lease liability and depreciation expense associated with the ROU asset. For ROU assets held under finance leases and leasehold improvements, the estimated useful lives are limited to the shorter of the useful life of the asset or the term of the lease.
Many of the Company’s lease arrangements include options to extend the lease, which the Company does not include in its expected lease terms unless they are reasonably certain to be exercised. The Company has lease arrangements with lease and non-lease components. The Company has elected to apply the practical expedient to combine lease and related non-lease components for all classes of underlying assets and shall account for the combined component as a lease component.
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

Switch, Inc. | 2019 Form 10-K | 76

The Company’s estimated useful lives of its property and equipment are as follows (in years):

Assets	Estimated Useful Lives
Land improvements	20-30
Buildings, building improvements and leasehold improvements	3-40
Substation equipment	30
Data center equipment	5-10
Vehicles	7
Core network equipment	5-7
Cloud computing equipment	5
Fiber facilities	20, 25
Computer equipment, furniture and fixtures	3-5
The Company capitalizes certain costs incurred in connection with developing or obtaining internal use software. Capitalized software costs placed into service are included in computer equipment, furniture and fixtures and are amortized on a straight-line basis over a three-year period. Software costs that do not meet capitalization criteria are expensed immediately. The Company capitalized internal use software costs of $2.3 million, $1.4 million, and $1.8 million during the years ended December 31, 2019, 2018, and 2017, respectively.
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
Portfolio Energy Credits
The Company records portfolio energy credits (“PECs”) at their cost when purchased as an intangible asset, subject to impairment testing, within other assets on the consolidated balance sheets. PECs are not considered outputs by the Company. Amortization of PECs is recorded within cost of revenue on the consolidated statements of comprehensive income (loss) when PECs are utilized in operations. A summary of the Company’s PECs as of the end of each period presented is as follows:

	December 31,
	2019	2018
	(in thousands)
PECs, gross	$5,352	$3,649
Accumulated amortization	(5,352)	(3,508)
PECs, net	$—	$141
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
Debt Issuance Costs
Costs incurred in obtaining certain debt financing are deferred and amortized over the terms of the related debt instruments using the straight line-method for both term debt, which approximates the interest method, and revolving debt. As of December 31, 2019 and 2018, unamortized debt issuance costs totaled $5.7 million and $7.3

Switch, Inc. | 2019 Form 10-K | 77

million, respectively, of which $2.1 million and $2.9 million, respectively, were included within other assets on the consolidated balance sheets.
Foreign Currency Translation
SUPERNAP International, S.A. (“SUPERNAP International”), an equity method investment of the Company, has investments in foreign subsidiaries. The Company’s share of gains or losses from translation of SUPERNAP International’s foreign operations where the local currency is the functional currency is included in other comprehensive income.
Revenue Recognition
During each of the years ended December 31, 2019, 2018, and 2017, the Company derived more than 95% of its revenue from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing and leasing of cabinet space and power and (2) connectivity services, which includes cross-connects, broadband services, and external connectivity. The remainder of the Company’s revenue is from non-recurring revenue, which primarily includes installation services related to a customer’s initial deployment. The majority of the Company’s revenue contracts are classified as licenses and accounted for in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), with the exception of certain contracts that contain lease components and are accounted for in accordance with ASC 842, Leases (“ASC 842”).
The Company recognizes revenue when control of these goods and services is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods and services. Revenue from recurring revenue streams is generally billed monthly and recognized using a time-based measurement of progress as customers receive service benefits evenly throughout the term of the contract, which is generally three to five years. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the contract term, determined using a portfolio approach. Non-recurring installation fees are not assessed as performance obligations as they are determined to be immaterial in the context of the contract with the customer. Revenue is generally recognized on a gross basis as a principal versus on a net basis as an agent, largely because the Company is primarily responsible for fulfilling the contract, takes title to services, bears credit risk, and has discretion in establishing the price when selling to the customer.
For contracts with customers that contain multiple performance obligations, the Company accounts for individual performance obligations separately if they are distinct or as a series of distinct obligations if the individual performance obligations meet the series criteria. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. The transaction price of a contract is allocated to each distinct performance obligation on a relative standalone selling price basis. The standalone selling price is determined by maximizing observable inputs such as overall pricing objectives, customer credit history, and other factors. Other judgments include determining if any variable consideration should be included in the total contract value of the arrangement, such as price increases. Any variable consideration included in the total contract value of the arrangement is allocated to each distinct obligation, or series of distinct obligations, in an amount that depicts the consideration to which the Company expects to be entitled in exchange for transferring the underlying goods or services to the customer. The Company has also made the accounting policy election to exclude taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer from its measurement of the transaction price.
Occasionally, the Company enters into contracts with customers for data center space and office space, which contain lease components. The Company’s leases with customers are generally classified as operating leases and lease payments are recognized on a straight-line basis over the lease term. Lease revenue related to data center space is included within colocation revenue, while lease revenue related to office space is included within other revenue.
The Company guarantees certain service levels, such as uptime, as outlined in individual customer contracts. If these standard service levels are not achieved, the Company would reduce revenue for any credits given to the customer as a result. There were no service level credits issued during the years ended December 31, 2019, 2018, and 2017.
Contract Balances
The Company generally invoices customers in monthly installments payable in advance. The difference between the timing of revenue recognition, and the timing of billings and cash collections results in the recognition of accounts receivable, contract assets, and deferred revenue (contract liabilities) on the consolidated balance sheets. Receivables are recorded at invoice amounts, net of allowance for doubtful accounts, and are recognized in the period when the Company has transferred goods or provided services to its customers, and when its right to

Switch, Inc. | 2019 Form 10-K | 78

consideration for that transfer is unconditional. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 15 to 30 days of the invoice date. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The Company assesses collectability based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer.
A contract asset exists when the Company has transferred products or provided services to its customers, but customer payment is contingent upon future satisfaction of a performance obligation. Certain contracts include terms related to price arrangements and allocations of consideration to multiple performance obligations recognized over differing periods of time. The Company generally recognizes revenue ratably over the contract term, which could potentially give rise to contract assets during certain periods of the contract term.
Deferred revenue represents amounts that are recognized when the Company has an unconditional right to a payment, which has been either billed to, or collected from, customers prior to transferring control of the underlying good or service to the customer.
The opening and closing balances of the Company’s contract assets and deferred revenue are as follows:

	Contract assets, current portion(1)	Contract assets(2)	Deferred revenue, current portion	Deferred revenue
	(in thousands)
January 1, 2019	$145	$2,845	$12,322	$18,084
December 31, 2019	496	3,216	14,991	27,852
Increase	$351	$371	$2,669	$9,768
________________________________________

(1)	Contract assets, current portion are included within other current assets of the Company’s consolidated balance sheet as of December 31, 2019.

(2)	Contract assets are included within other assets of the Company’s consolidated balance sheet as of December 31, 2019.
The differences between the opening and closing balances of the Company’s deferred revenue primarily result from timing differences between the Company’s satisfaction of performance obligations and associated customer payments. Revenue recognized during the year ended December 31, 2019 from the opening balance of deferred revenue was $12.5 million. For the year ended December 31, 2019, no impairment losses related to contract balances were recognized on the consolidated statement of comprehensive income (loss).
Contract Costs
Contract costs include the Company’s incremental direct costs of either obtaining or fulfilling a contract, which primarily consist of sales commissions and bonuses. Contract costs are deferred and amortized on a straight-line basis over the estimated period of benefit. The Company elected to apply the practical expedient to expense contract costs when incurred if the amortization period is one year or less.
As of December 31, 2019, there were deferred contract costs of $1.5 million included in other assets on the Company’s consolidated balance sheet. For the year ended December 31, 2019, $0.4 million of deferred contract costs were amortized to selling, general and administrative expense on the Company’s consolidated statement of comprehensive income (loss).
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized in future periods. These amounts as of December 31, 2019 were $783.7 million, 34%, 40%, and 15% of which is expected to be recognized over the next year, one to three years, and three to five years, respectively, with the remainder recognized thereafter. The remaining performance obligations do not include estimates of variable consideration related to unsatisfied performance obligations, such as the usage of metered power, or any contracts that could be terminated without significant penalties. The Company elected to apply the practical expedient that allows the Company not to disclose variable consideration allocated to remaining performance obligations that are either entirely or partially unsatisfied and form part of a single obligation.
Income Taxes
Switch, Inc. is taxed as a corporation and incurs U.S. federal, state, and local income taxes on its allocable share of taxable income or loss of Switch, Ltd. Switch, Ltd. operates as a partnership for federal, state, and local tax reporting. Members are liable for any income taxes resulting from their allocable portion of taxable income or loss

Switch, Inc. | 2019 Form 10-K | 79

of Switch, Ltd. as a pass-through entity.
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
Tax Receivable Agreement
In connection with the IPO, the Company entered into a TRA with Switch, Ltd. and the Members. In the event that such parties exchange any or all of their Common Units for Class A common stock, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized, or in some cases deemed to be realized, by the Company by such exchange as a result of (i) increases in the Company’s tax basis of its ownership interest in the net assets of Switch, Ltd. resulting from any redemptions or exchanges of noncontrolling interest, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA (the “TRA Payments”). The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in Switch, Ltd. or the Company. The rights of each noncontrolling interest holder under the TRA are assignable to transferees of its interest.
The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income the Company generates each year and the tax rate then applicable. The Company calculates the liability under the TRA using a complex TRA model, which includes a significant assumption related to the fair market value of property and equipment. The payment obligations under the TRA are obligations of Switch, Inc. and not of Switch, Ltd. Payments are generally due under the TRA within a specified period of time following the filing of the Company’s tax return for the taxable year with respect to which the payment obligation arises, although interest on such payments will begin to accrue at a rate of LIBOR plus 100 basis points from the due date (without extensions) of such tax return. Any late payments that may be made under the TRA will continue to accrue interest at LIBOR plus 500 basis points until such payments are subsequently made. See Note 10 “Income Taxes” for additional information.
Advertising Costs
Advertising costs are expensed when incurred and are included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income (loss). Advertising expense was $1.5 million, $1.1 million, and $1.8 million during the years ended December 31, 2019, 2018, and 2017, respectively.

Switch, Inc. | 2019 Form 10-K | 80

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
Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) attributable to Switch, Inc. by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed giving effect to all potential weighted average dilutive shares, including stock options, restricted stock units, dividend equivalent units, restricted stock awards, and Common Units convertible into shares of Class A common stock during the period. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. Refer to Note 14 for further information on net income (loss) per share.
Fair Value Measurements
Information about the Company’s financial assets and liabilities measured at fair value on a recurring basis is presented below:

		December 31, 2019
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Liabilities:
Interest rate swaps	Accrued expenses	$3,464	$—	$3,464	$—
Interest rate swaps	Other long-term liabilities	$10,550	$—	$10,550	$—

Switch, Inc. | 2019 Form 10-K | 81

		December 31, 2018
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Assets:
Cash equivalents	Cash and cash equivalents	$53,293	$53,293	$—	$—
Derivative Financial Instruments
A derivative is a financial instrument whose value changes in response to an underlying variable, requires little or no initial net investment, and is settled at a future date. Derivatives are initially recognized on the consolidated balance sheets at fair value on the date on which the derivatives are entered into and subsequently re-measured at fair value. Derivatives are separated into their current and long-term components based on the timing of the estimated cash flows as of the end of each reporting period.
Embedded derivatives included in hybrid instruments are treated and disclosed as separate derivatives when their economic characteristics and risks are not closely related to those of the host contract, the terms of the embedded derivative are the same as those of a stand-alone derivative, and the combined contract is not measured at fair value through earnings. The financial host contracts are accounted for and measured using the applicable GAAP of the relevant financial instrument category.
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
The Company enters into interest rate swap agreements to manage its interest rate risk associated with variable-rate borrowings. In January and February 2019, Switch, Ltd. entered into four interest rate swap agreements; whereby, Switch, Ltd. will pay a weighted average fixed interest rate (excluding the applicable interest margin) of 2.48% on notional amounts corresponding to borrowings of $400.0 million in exchange for receipts on the same notional amount at a variable interest rate based on the applicable LIBOR at the time of payment. The interest rate swap agreements mature in June 2024 and are not designated as hedging instruments. Losses from derivatives not designated as hedging instruments, inclusive of periodic net settlement amounts, were recorded in loss on interest rate swaps on the consolidated statements of comprehensive income (loss) and totaled $14.9 million for the year ended December 31, 2019.
Recent Accounting Pronouncements
ASU 2014-09–Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), and since that date has issued several additional ASUs intended to clarify certain aspects of ASU 2014-09 and to provide for certain practical expedients entities may elect upon adoption. The standard supersedes much of existing revenue recognition guidance and provides a comprehensive five-step model for entities to use in accounting for revenue arising from contracts with customers. The core principle of the standard is to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In addition, the standard requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments.
The Company adopted ASC 606 for the annual reporting period ending December 31, 2019 using the modified retrospective approach applied to contracts not completed as of January 1, 2019, and recognized a cumulative net increase to opening retained earnings of $0.2 million, net of income tax impacts. Results for reporting periods beginning after January 1, 2019 are presented under the new standard, while the comparative information has not been restated and continues to be reported under accounting standards in effect for those periods.

Switch, Inc. | 2019 Form 10-K | 82

The cumulative effect of the changes made to the Company’s consolidated balance sheet as of January 1, 2019 from the adoption of ASC 606 was as follows:

	December 31, 2018	Adjustment Due to Adoption of ASC 606	January 1, 2019
	(in thousands)
Assets:
Other current assets	$2,332	$940	$3,272
Other assets	$17,050	$(2,377)	$14,673
Deferred income taxes	$28,550	$(53)	$28,497
Liabilities:
Deferred revenue, current portion	$10,800	$1,522	$12,322
Deferred revenue	$22,260	$(4,176)	$18,084
Equity:
Retained earnings	$2,693	$224	$2,917
Noncontrolling interest	$565,142	$940	$566,082
The most significant impact to the Company from the adoption of ASC 606 relates to installation revenue and the associated costs of installation. Under the new standard, the Company recognizes installation revenue and the associated costs of installation over the contract term rather than over the expected life of the installation.
The below tables summarize the effects of adopting ASC 606 on the following consolidated financial statement line items:

Balance Sheets	As Reported December 31, 2019	Adjustment Due to Adoption of ASC 606	As If Presented Under Prior Standard
	(in thousands)
Other current assets	$3,817	$(887)	$2,930
Total current assets	$59,040	$(887)	$58,153
Deferred income taxes	$114,372	$97	$114,469
Other assets	$45,785	$3,390	$49,175
Total assets	$1,773,743	$2,600	$1,776,343

Deferred revenue, current portion	$14,991	$(1,545)	$13,446
Total current liabilities	$113,930	$(1,545)	$112,385
Deferred revenue	$27,852	$6,097	$33,949
Total liabilities	$1,146,098	$4,552	$1,150,650

Retained earnings	$2,420	$(451)	$1,969
Total Switch, Inc. stockholders’ equity	$207,451	$(451)	$207,000
Noncontrolling interest	$420,194	$(1,501)	$418,693
Total stockholders’ equity	$627,645	$(1,952)	$625,693
Total liabilities and stockholders’ equity	$1,773,743	$2,600	$1,776,343

Switch, Inc. | 2019 Form 10-K | 83

Statements of Comprehensive Income (Loss)	As Reported Year Ended December 31, 2019	Adjustment Due to Adoption of ASC 606	As If Presented Under Prior Standard
	(in thousands, except per share data)
Revenue	$462,310	$(1,898)	$460,412
Cost of revenue	$242,679	$(1,066)	$241,613
Gross profit	$219,631	$(832)	$218,799
Income from operations	$76,927	$(832)	$76,095
Income before income taxes	$34,255	$(832)	$33,423
Income tax expense	$2,713	$(44)	$2,669
Net income	$31,542	$(788)	$30,754
Net income attributable to noncontrolling interest	$22,625	$(561)	$22,064
Net income attributable to Switch, Inc.	$8,917	$(227)	$8,690

Basic net income per share	$0.12	$0.00	$0.12
Diluted net income per share	$0.11	$0.00	$0.11

Statements of Cash Flows	As Reported Year Ended December 31, 2019	Adjustment Due to Adoption of ASC 606	As If Presented Under Prior Standard
	(in thousands)
Cash flows from operating activities:
Net income	$31,542	$(788)	$30,754
Deferred income taxes	$2,713	$(44)	$2,669
Other current assets	$(545)	$(53)	$(598)
Other assets	$3,447	$(1,013)	$2,434
Deferred revenue	$12,437	$1,898	$14,335
Net cash provided by operating activities	$209,413	$—	$209,413
ASU 2016-02–Leases
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), and since that date has issued subsequent amendments to the initial guidance intended to clarify certain aspects of the guidance and to provide certain practical expedients entities can elect upon adoption. ASC 842 introduces new requirements to increase transparency and comparability among organizations for leasing transactions for both lessees and lessors. The principle of ASC 842 is that a lessee should recognize assets and liabilities that arise from leases. Lessees need to recognize a right-of-use asset and a lease liability for all leases (other than leases that meet the definition of a short-term lease). The liability is equal to the present value of lease payments. The asset is based on the liability. For income statement purposes, ASC 842 requires leases to be classified as either operating or finance. Operating leases result in a straight-line expense pattern while finance leases result in a front-loaded expense pattern. Lessor accounting remains largely unchanged, other than certain targeted improvements intended to align lessor accounting with the lessee accounting model and with the updated revenue recognition guidance.
The Company adopted ASC 842 effective January 1, 2019 using the modified retrospective approach and elected to apply the new guidance at the adoption date without adjusting comparative periods presented. Comparative information has not been restated and will continue to be reported under accounting standards in effect for those periods. In adopting the new guidance, the Company elected to apply the package of transition practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts contain leases under the new definition of a lease; (2) lease classification for any expired or existing leases; and (3) whether previously capitalized initial direct costs would qualify for capitalization under ASC 842. The Company also elected to apply the land easements practical expedient, which permits the Company not to assess at transition whether any expired or existing land easements are, or contain, leases if they were not previously accounted for as leases under the prior leasing standard. In transition, the Company did not elect to apply the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment of right-of-use assets.
The Company elected to apply the short-term lease recognition exemption, and as such, shall not recognize right-of-use assets or lease liabilities for leases with a term of 12 months or less. The Company also elected to apply the practical expedient to combine lease and related non-lease components for all classes of underlying assets, and shall account for the combined component as a lease component under ASC 842, from both a lessee and lessor perspective.

Switch, Inc. | 2019 Form 10-K | 84

Occasionally, as a lessor, the Company enters into contracts with customers for data center and office space accounted for under ASC 842. As these contracts may contain both lease and non-lease components, generally, lease and non-lease components which share the same pattern of transfer will be combined and accounted for as a single component, while non-lease components that do not have similar patterns of transfer, such as professional services, are excluded from combination. In addition, under ASC 842, certain exceptions under the previous standard for real estate no longer are applicable in the evaluation of the lease classification as an operating, sales-type, or direct financing lease. In the event that a real estate lease is classified as sales-type lease, subject to certain conditions, a gain or loss is recognized based on the present value of the lease payments and residual value.
The cumulative effect of the changes to the Company’s consolidated balance sheet as of January 1, 2019 from the adoption of ASC 842 was as follows:

	December 31, 2018	Adjustment Due to Adoption of ASC 842	January 1, 2019
	(in thousands)
Assets:
Operating lease ROU assets(1)	$—	$35,486	$35,486
Prepaid expenses	$6,781	$(419)	$6,362
Liabilities:
Accrued expenses	$9,778	$(722)	$9,056
Operating lease liability, current portion	$—	$4,455	$4,455
Operating lease liability	$—	$31,334	$31,334
________________________________________

(1)	Operating lease ROU assets are included within other assets on the Company’s consolidated balance sheet as of December 31, 2019.
ASU 2016-13–Financial Instruments–Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Under this guidance, a company will be required to use a new forward-looking “expected loss” model for trade and other receivables that generally will result in the earlier recognition of allowances for losses. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and requires a modified retrospective approach to adoption. In April 2019, the FASB issued ASU 2019-04, which, among other amendments, allows for certain policy elections and practical expedients related to accrued interest on financial instruments. In May 2019, the FASB issued ASU 2019-05, which granted targeted transition relief by allowing entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost. In November 2019, the FASB also issued ASU 2019-10 and ASU 2019-11, which addressed certain aspects of the guidance related to effective dates, expected recoveries, troubled debt restructurings, accrued interest receivables, and financial assets secured by collateral. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
ASU 2016-15–Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The areas affected by ASU 2016-15 are debt prepayment and debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (including bank-owned life insurance policies), distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle. Specifically, under this guidance, cash payments for debt prepayment or debt extinguishment costs will be classified as cash outflows for financing activities. The Company has adopted this guidance for the annual reporting period ending December 31, 2019 retrospectively for all periods presented. Upon adoption of ASU 2016-15, for the year ended December 31, 2017, cash flows from operating activities increased by $1.5 million and cash flows provided by financing activities decreased by $1.5 million. The adoption of this guidance had no impact to the years ended December 31, 2019 and 2018.
ASU 2018-13–Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in this update modify the disclosure requirements

Switch, Inc. | 2019 Form 10-K | 85

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
ASU 2019-12–Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 provide certain clarifications and simplify accounting for income taxes by removing certain exceptions to the general principles in the current guidance. The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted in periods for which financial statements have not yet been issued. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements. The Company has not decided if early adoption will be considered.
3. Property and Equipment, Net
Property and equipment, net consists of the following:

	December 31,
	2019	2018
	(in thousands)
Land and land improvements	$223,877	$194,711
Buildings, building improvements, and leasehold improvements	435,214	412,089
Substation equipment	19,780	4,247
Data center equipment	1,021,056	904,722
Vehicles	1,732	1,685
Core network equipment	36,572	34,901
Cloud computing equipment	71	5,192
Fiber facilities	13,180	9,912
Computer equipment, furniture and fixtures	38,986	34,975
Finance lease ROU assets	72,569	33,730
Construction in progress	254,750	124,431
Property and equipment, gross	2,117,787	1,760,595
Less: accumulated depreciation and amortization	(566,670)	(457,825)
Property and equipment, net	$1,551,117	$1,302,770
Accumulated amortization for finance lease ROU assets totaled $11.7 million and $9.9 million as of December 31, 2019 and 2018, respectively.
During the years ended December 31, 2019, 2018, and 2017, capitalized interest was $5.8 million, $4.9 million, and $2.9 million, respectively.
Total depreciation and amortization of property and equipment recognized on the consolidated statements of comprehensive income (loss) was as follows:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Cost of revenue	$116,274	$104,095	$87,255
Selling, general and administrative expense	3,671	2,571	1,869
Total depreciation and amortization of property and equipment	$119,945	$106,666	$89,124

Switch, Inc. | 2019 Form 10-K | 86

4. Long-Term Deposit
In February 2019, the Company and a number of other entities (collectively, the “Parties”) entered into a reimbursement agreement with Storey County, Nevada (the “County”); whereby, the Parties would fund the construction of a water project (the “Project”) on behalf of the County and would then be reimbursed the cost of the Project by the County from various taxes collected. The reimbursement agreement shall expire on the earlier of June 30, 2039 or when all costs have been reimbursed. As of December 31, 2019, the Company had incurred $2.2 million in costs related to the Project that have been classified as long-term deposits on the consolidated balance sheet.
In March 2015, Nevada Power Company dba NV Energy (“NV Energy”) and Switch, Ltd. entered into a Substation Agreement and related land purchase agreement for land owned by a wholly-owned subsidiary of Switch, Ltd. Pursuant to the Substation Agreement, NV Energy designed, constructed, maintains, and owns a substation and related feeders in connection with service to Switch’s development of certain of its data center facilities in Las Vegas. Switch has paid the associated costs and associated tax gross-up related to the development of the substation and related feeders as defined in the Substation Agreement. These costs are subject to reimbursement based upon Switch’s future power usage. Costs incurred as of December 31, 2019 and 2018 totaled $1.1 million and $3.2 million, respectively, and are classified as long-term deposits on the consolidated balance sheets.
5. Equity Method Investments
The Company currently holds two investments accounted for under the equity method of accounting, SUPERNAP International and Planet3, Inc. (“Planet3”), in which the Company holds a 50% ownership interest and a 45% ownership interest, respectively. As of December 31, 2019 and 2018, the Company determined that it continued to have a variable interest in both SUPERNAP International and Planet3, as the entities do not have sufficient equity at risk. However, the Company concluded that it is not the primary beneficiary of SUPERNAP International or of Planet3 as it does not have deemed control of either entity. As a result, it does not consolidate either entity into its consolidated financial statements.
As of December 31, 2019 and 2018, the Company had invested $1.3 million in SUPERNAP International. As of March 31, 2018, the Company’s carrying value of its investment in SUPERNAP International was reduced to zero as a result of recording its share of the investee’s losses. Accordingly, as the Company does not have any guaranteed obligations and is not otherwise committed to provide further financial support to SUPERNAP International, the Company discontinued the equity method of accounting for its investment in SUPERNAP International as of March 31, 2018 and will not provide for additional losses until its share of future net income or comprehensive income, if any, equals the share of net losses or comprehensive losses not recognized during the period the equity method was suspended. The Company’s share of net loss recorded during the years ended December 31, 2018 and 2017 amounted to $0.3 million and $1.1 million, respectively. As of December 31, 2019 and 2018, the Company recorded amounts consisting primarily of royalty fees and reimbursable expenses due from SUPERNAP International of $0.3 million and $0.4 million, respectively, within accounts receivable on the consolidated balance sheets.
As of December 31, 2019 and 2018, the Company had invested $10.0 million in Planet3. As the Company did not have any guaranteed obligations and was not otherwise committed to provide further financial support to Planet3, the Company discontinued the equity method of accounting for its investment in Planet3 as of December 31, 2016 and will not provide for additional losses until its share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended.

Switch, Inc. | 2019 Form 10-K | 87

6. Long-Term Debt
Long-term debt consists of the following as of:

	December 31,
	2019	2018
	(in thousands)
2017 Term Loan Facility	$585,000	$591,000
Less: unamortized debt issuance costs	(3,628)	(4,434)
	581,372	586,566
2017 Revolving Credit Facility	170,000	—
	751,372	586,566
Less: long-term debt, current	(6,000)	(6,000)
Long-term debt, net	$745,372	$580,566
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
2017 Credit Agreement
In June 2017, Switch, Ltd. entered into an amended and restated credit agreement (“2017 Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and certain other lenders, consisting of a $600.0 million term loan facility (the “2017 Term Loan Facility”) and a $500.0 million revolving credit facility (the “2017 Revolving Credit Facility,” and, together with the 2017 Term Loan Facility, the “2017 Facilities”), the proceeds of which were used to repay the outstanding balance of the 2015 Facilities. As a result, the Company recorded a $3.6 million loss on extinguishment of debt during the year ended December 31, 2017. In December 2017, Switch, Ltd. amended the 2017 Credit Agreement to reduce the interest rate margin applicable to borrowings under the 2017 Facilities.
The 2017 Term Loan Facility matures in June 2024, and is subject to quarterly amortization payments of $1.5 million, which began on September 30, 2017, followed by a final payment of $559.5 million in June 2024. The 2017 Revolving Credit Facility has no interim amortization payments and matures in June 2022.
The 2017 Credit Agreement permits the issuance of letters of credit upon Switch, Ltd.’s request of up to $30.0 million. Upon satisfying certain conditions, the 2017 Credit Agreement provides that Switch, Ltd. can increase the amount available for borrowing under the 2017 Facilities no more than five times (up to an additional $75.0 million in total, plus an additional amount subject to certain leverage restrictions) during the term of the 2017 Credit Agreement. As of December 31, 2019, the Company had $330.0 million of available borrowing capacity under the 2017 Revolving Credit Facility, net of outstanding letters of credit.
The 2017 Facilities are collateralized by substantially all of Switch’s tangible and intangible personal property and are guaranteed by certain of Switch, Ltd.’s wholly-owned subsidiaries. Interest on the 2017 Facilities is calculated based on the base rate plus the applicable margin or a LIBOR rate plus the applicable margin, at Switch, Ltd.’s election. Interest calculations are based on 365/366 days for a base rate loan and 360 days for a LIBOR loan. Beginning on September 30, 2017, base rate interest payments are due and payable in arrears on the last day of each calendar quarter. LIBOR rate interest payments are due and payable on the last day of each selected interest period (not to extend beyond three-month intervals). As of December 31, 2019 and 2018, amounts under the 2017 Term Loan Facility had an underlying interest rate of 4.05% and 4.77%, respectively. As of December 31, 2019, amounts under the 2017 Revolving Credit Facility had an underlying interest rate of 3.51%. In addition, beginning on September 30, 2017, the 2017 Revolving Credit Facility incurs a fee on unused lender commitments based on the applicable margin and payments are due and payable in arrears on the last day of each calendar quarter.
The 2017 Credit Agreement contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on incurring additional debt, incurring additional liens, encumbrances or contingent

Switch, Inc. | 2019 Form 10-K | 88

liabilities, and paying distributions or making certain other restricted payments (with certain exceptions and baskets, including a restricted payment basket of $15.0 million per fiscal year). The 2017 Credit Agreement also requires Switch, Ltd. to maintain compliance with the consolidated total leverage ratio (as defined in the 2017 Credit Agreement) starting with the fiscal quarter ended June 30, 2017. As of December 31, 2019, the maximum consolidated total leverage ratio was 4.50 to 1.00. The maximum consolidated total leverage ratio decreases over time to, and remains at, 4.00 to 1.00 for the quarters ending September 30, 2020 and thereafter through maturity. Switch, Ltd. was in compliance with this covenant as of December 31, 2019.
Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of December 31, 2019 and 2018, was approximately $755.0 million and $573.3 million, respectively, compared to its carrying value, excluding debt issuance costs, of $755.0 million and $591.0 million, respectively. The estimated fair value of the Company’s long-term debt was based on Level 2 inputs.
As of December 31, 2019, long-term debt maturities are as follows (in thousands):

2020	$6,000
2021	6,000
2022	176,000
2023	6,000
2024	561,000
755,000
Less: unamortized debt issuance costs	(3,628)
$751,372
7. Leases
Finance Leases
The Company leases land and a building for one of its data centers from an entity in which a member of its Board of Directors has a beneficial ownership interest. The building lease expires in 2033 with two subsequent 10-year and one five-year renewal option periods and the land lease expires in 2069. As of December 31, 2019, the finance lease ROU assets, net of accumulated amortization, related to the land and building were $37.6 million and $10.7 million, respectively. As of December 31, 2018, the capital lease asset related to the building, net of accumulated amortization, was $11.4 million.
In February 2016, a wholly-owned subsidiary of Switch, Ltd. acquired rights and interests to manage, construct and use the Nevada Broadband Telemedicine Initiative (“NBTI”) fiber network. The right to use the NBTI fiber network is accounted for as a finance lease. As of December 31, 2019, finance lease ROU assets related to the NBTI fiber network, net of accumulated amortization, were $10.5 million. As of December 31, 2018, capital lease assets related to the NBTI fiber network, net of accumulated amortization, were $12.3 million. There are no future minimum payment obligations related to this finance lease. The finance lease expires in 2042 with a 25-year renewal option.
The Company is the sole consumer of output from feeders related to substations owned by NV Energy. The Company accounts for these arrangements as finance leases. As of December 31, 2019, finance lease ROU assets related to the feeders, net of accumulated amortization, were $1.0 million. As of December 31, 2018, capital lease assets related to the feeders were $0.1 million. There are no future minimum payment obligations related to these finance leases. The finance leases expire in 2049 through 2058.
In December 2018, the Company purchased a taxable industrial development revenue bond (the “Bond”) issued by a local government agency (the “Agency”) in order to reduce certain tax expenditures for data center facilities under construction. The Bond matures in December 2031. Pursuant to the terms of the Bond, the Company transferred title to certain of its property and equipment with total costs of $133.1 million and $6.1 million as of December 31, 2019 and 2018, respectively, to the Agency. The Company leases the property and equipment from the Agency subject to an option to purchase for nominal consideration, which the Company may exercise at any time, upon tendering the Bond to the Agency. The title to these assets will revert to the Company upon retirement or cancellation of the Bond. As the Company is both the bondholder and the lessee for the property and equipment, the Company exercised its right to offset the amounts invested in and the obligations for this Bond on the consolidated balance sheets. The underlying assets remain in property and equipment, net on the consolidated balance sheets as all risks and rewards remain with the Company.

Switch, Inc. | 2019 Form 10-K | 89

The Company has entered into lease agreements for indefeasible rights of use in fibers with non-cancellable terms expiring in 2039. The rights to use these fibers are accounted for as finance leases. As of December 31, 2019, finance lease ROU assets related to these fiber agreements, net of accumulated amortization, were $1.1 million.
The Company includes its finance lease ROU assets within property and equipment, net on its consolidated balance sheets.
Operating Leases
The Company leases land, warehouse storage space, and data center buildings under operating leases that have non-cancellable terms expiring in 2021 through 2066 with entities in which a member of its Board of Directors has a beneficial ownership interest.
In addition, the Company leases an aircraft, warehouse storage space, and storage yards for fiber, construction materials, and equipment under operating leases that have non-cancellable terms expiring in 2021 through 2055.
Operating lease ROU assets of $30.6 million were included within other assets on the Company’s consolidated balance sheet as of December 31, 2019.
Lease Expense
The components of lease expense are as follows:

Year Ended December 31, 2019
(in thousands)
Finance lease cost
Amortization of ROU assets	$1,993
Interest on lease liabilities	3,255
Operating lease cost(1)	7,136
Short-term lease cost	17
Variable lease cost	625
Sublease income	(13)
Total lease cost	$13,013
________________________________________

(1)	Related party rent included in operating lease cost was $4.7 million.
Other Information
Other supplemental information related to leases is as follows:

Year Ended December 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$3,484
Operating cash flows from operating leases	$7,167
Financing cash flows from finance leases	$876

December 31, 2019
Weighted average remaining lease term (in years)
Finance leases	37
Operating leases	25
Weighted average discount rate
Finance leases	6.9%
Operating leases	7.2%

Switch, Inc. | 2019 Form 10-K | 90

Maturity of Lease Liabilities
Maturities of lease liabilities as of December 31, 2019 are as follows:

	Finance Leases			Operating Leases
	Related Parties	Other	Total	Related Parties	Other	Total
	(in thousands)
2020	$4,430	$29	$4,459	$4,348	$2,459	$6,807
2021	4,780	21	4,801	4,216	635	4,851
2022	4,843	21	4,864	2,863	207	3,070
2023	4,969	22	4,991	2,051	30	2,081
2024	5,036	22	5,058	2,051	26	2,077
Thereafter	139,307	407	139,714	52,552	603	53,155
Total undiscounted future cash flows	163,365	522	163,887	68,081	3,960	72,041
Less: amount representing interest	(106,038)	(223)	(106,261)	(40,511)	(583)	(41,094)
Present value of undiscounted future cash flows	$57,327	$299	$57,626	$27,570	$3,377	$30,947
Leases Not Yet Commenced
A wholly-owned subsidiary of Switch, Ltd. entered into three power purchase and sale agreements for electricity over a term of 25 years and two battery energy storage system agreements for battery capacity over a term of 20 years. While the Company determined these agreements contain leases under ASC 842, these agreements have not yet commenced as of December 31, 2019. These agreements result in an aggregate lease commitment of $848.0 million during the respective lease terms to commence on the earlier of October 1, 2022, or upon delivery of the battery energy storage system.
Disclosures Related to Periods Prior to Adoption of ASC 842
As of December 31, 2018, minimum payment obligations for capital leases are as follows (in thousands):

2019	$2,064
2020	2,124
2021	2,243
2022	2,306
2023	2,432
Thereafter	28,898
40,067
Less: amount representing interest	(20,601)
Present value of minimum capital lease payments(1)	$19,466
________________________________________

(1)	Until 2023, capital lease payments are applied only to accrued interest; thus, there is no current portion.
As of December 31, 2018, future minimum lease payments for all operating leases with remaining terms in excess of one year are as follows (in thousands):

	Related Parties	Other	Total
2019	$4,824	$2,482	$7,306
2020	4,872	2,487	7,359
2021	4,260	625	4,885
2022	2,863	197	3,060
2023	2,051	20	2,071
Thereafter	54,603	623	55,226
	$73,473	$6,434	$79,907

Switch, Inc. | 2019 Form 10-K | 91

During the years ended December 31, 2018 and 2017, rent expense related to operating leases was $7.7 million and $7.4 million, respectively. Related party rent included in these amounts was $5.0 million and $4.8 million during the years ended December 31, 2018 and 2017, respectively.
8. Retirement Benefit Plans
The Company has a defined contribution retirement plan that covers its eligible employees (the “Plan”). The Plan is qualified in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). Eligible employees can participate in the Company’s pre-tax 401(k) plan or after-tax Roth 401(k) plan. The Company makes matching contributions equal to 100% of the first 3% of compensation deferred by a participant. Beginning in January 2019, the Company also makes matching contributions equal to 50% of the next 2% of compensation deferred by a participant. The Company may make an additional discretionary matching contribution. The Company recognized expense related to its contributions to the Plan of $2.0 million, $1.5 million, and $1.3 million during the years ended December 31, 2019, 2018, and 2017, respectively.
9. Commitments and Contingencies
Purchase Commitments
The Company has entered into 20-year renewable energy agreements with NV Energy to purchase all PECs realized from Switch Station 1, a 100 megawatt photovoltaic solar generation facility, not to exceed the Company’s total electric load from its data center facilities, and Switch Station 2, a 79 megawatt photovoltaic solar generation facility. As of December 31, 2019, future minimum PEC purchase commitments are $1.7 million for each of 2020, 2021, 2022, 2023, and 2024 and $22.5 million thereafter.
The Company has entered into a license agreement comprised of an aggregate purchase commitment of $7.7 million over a term of 15 years. As of December 31, 2019, future minimum purchase commitments are $0.2 million for 2020, $0.5 million for each of 2021, 2022, 2023, and 2024, and $5.2 million thereafter.
Impact Fee Expense
The Company paid an impact fee of $27.0 million in a lump sum on May 31, 2017 to NV Energy, the Company’s energy provider in Nevada through May 31, 2017, and became an unbundled purchaser of energy in Nevada on June 1, 2017. For the year ended December 31, 2017, the Company also incurred an additional impact fee expense of $0.6 million related to deferred energy adjustments representing the difference between actual costs and amounts collected by NV Energy for fuel and purchased power. As no future economic benefit is realized by the Company from the deferred energy adjustments, it was recognized as an expense during the year ended December 31, 2017 on the consolidated statements of comprehensive income (loss).
Self-Insurance Reserves
Effective January 1, 2017, the Company is self-insured for various levels of employee health coverage. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of incurred but not reported claims. As of December 31, 2019 and 2018, the estimated liabilities for unpaid and incurred but not reported claims totaled $0.8 million and $0.5 million, respectively, which are included within accrued salaries and benefits on the consolidated balance sheets.
Legal Proceedings
On September 7, 2017, Switch, Ltd. and Switch, Inc. were named in a lawsuit filed in the U.S. District Court for the District of Nevada by V5 Technologies formerly d/b/a Cobalt Data Centers. The lawsuit alleges, among other things, that Switch, Ltd. and Switch, Inc. monopolized the Las Vegas Metropolitan area of Southern Nevada’s data center colocation market and engaged in unfair business practices leading to the failure of Cobalt Data Centers in 2015 and seeks monetary damages in an amount yet to be disclosed. Discovery closed in February 2020. The parties are currently engaged in dispositive motion practice. Switch, Ltd. and Switch, Inc. are vigorously defending the case.
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

Switch, Inc. | 2019 Form 10-K | 92

Four substantially similar putative class action complaints, captioned Martz v. Switch, Inc. et al. (filed April 20, 2018); Palkon v. Switch, Inc. et al. (filed April 30, 2018); Chun v. Switch, Inc. et al. (filed May 11, 2018); and Silverberg v. Switch, Inc. et al. (filed June 6, 2018), were filed in the Eighth Judicial District of Nevada, and subsequently consolidated into a single case (the “State Court Securities Action”). Additionally, on June 11, 2018, one putative class action complaint captioned Cai v. Switch, Inc. et al. was filed in the United States District Court for the District of New Jersey (the “Federal Court Securities Action,” and collectively with the State Court Securities Action, the “Securities Actions”) and subsequently transferred to the Eighth Judicial District of Nevada in August 2018 and the federal court appointed Oscar Farach lead plaintiff. These lawsuits were filed against Switch, Inc., certain current and former officers and directors and certain underwriters of Switch, Inc.’s IPO alleging federal securities law violations in connection with the IPO. These lawsuits were brought by purported stockholders of Switch, Inc. seeking to represent a class of stockholders who purchased Class A common stock in or traceable to the IPO, and seek unspecified damages and other relief. In October 2018, the state court granted the defendants’ motion to stay the State Court Securities Action in favor of the Federal Court Securities Action, which stay was affirmed by the Nevada Supreme Court in September 2019. In October 2018, the lead plaintiff of the Federal Court Securities Action filed an amended complaint. In November 2018, Switch, Inc. and other defendants filed a motion to dismiss for failure to state a claim and a motion to strike. In July 2019, the federal court granted Switch, Inc.’s motion to dismiss in part, which narrowed the scope of the plaintiff’s case. In December 2019, Switch, Inc. filed a motion for judgment on the pleadings and the parties are waiting for the federal court to rule on the motion. The parties are currently engaged in discovery in the Federal Court Securities Action. Switch, Inc. believes that these lawsuits are without merit and intends to continue to vigorously defend against them.
On September 10, 2018, two purported stockholders of Switch, Inc. filed substantially similar shareholder derivative complaints, respectively captioned Liu v. Roy et al., and Zhao v. Roy et al., in the Eighth Judicial District of Nevada, which were subsequently consolidated into a single case (the “Derivative Shareholder Action”). These lawsuits allege breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement against certain current and former officers and directors of Switch, Inc. The plaintiffs also named Switch, Inc. as a nominal defendant. The complaints arise generally from the same allegations described in the State Court Securities Action and Federal Court Securities Action. The plaintiffs seek unspecified damages on Switch, Inc.’s behalf from the officer and director defendants, certain corporate governance actions, compensatory awards, and other relief. In December 2019, the court granted the parties’ stipulation to stay the Derivative Shareholder Action until the earlier of any of the following events: the Securities Actions are resolved with prejudice as to each defendant or a motion for summary judgment is resolved in the Federal Court Securities Action.
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
10. Income Taxes
Income (loss) before income taxes for domestic and foreign operations is as follows:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Domestic	$34,161	$31,379	$(8,386)
Foreign	94	(118)	(1,175)
Total income (loss) before income taxes	$34,255	$31,261	$(9,561)

Switch, Inc. | 2019 Form 10-K | 93

Components of income tax expense (benefit) consist of the following:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Current
Federal	$—	$—	$—
State and local	—	—	—
Total current income tax expense (benefit)	$—	$—	$—

Deferred
Federal	$2,693	$1,939	$(978)
State and local	20	4	(3)
Total deferred income tax expense (benefit)	$2,713	$1,943	$(981)
Total income tax expense (benefit)	$2,713	$1,943	$(981)
The Company’s operations are primarily conducted in the state of Nevada, which does not have a corporate level income tax. A reconciliation of the U.S. statutory tax rate to the effective income tax rate is presented below:

	Years Ended December 31,
	2019	2018	2017
U.S. statutory tax rate	21.0%	21.0%	35.0%
Rate effect from pass-through entity	(13.9)	(17.0)	(34.8)
Partnership outside basis difference	—	—	26.2
Rate change impact due to tax reform	—	—	(7.0)
Other	0.8	2.2	(9.2)
Effective income tax rate	7.9%	6.2%	10.2%
During the years ended December 31, 2019 and 2018, the Company’s effective income tax rate differs from the U.S. statutory tax rate primarily because it does not record income taxes on the income before income taxes attributable to noncontrolling interest holders. In addition, the Tax Cuts and Jobs Act (“TCJA”) enacted in December 2017 reduced the U.S. federal corporate rate from a top marginal rate of 35% to a flat rate of 21%, limited the net operating loss (“NOL”) carryforward deduction to 80% of current year taxable income, and eliminated NOL carrybacks, among other provisions. The Company calculated its best estimate of the impact of the TCJA based on current interpretations and understanding of the TCJA and recorded a provisional tax benefit of $0.7 million for the year ended December 31, 2017 in accordance with Staff Accounting Bulletin No. 118. During the fourth quarter of 2018, the Company finalized its calculations related to the impacts of the TCJA with no adjustment to its previously recorded provisional tax benefit.
As Switch, Inc.’s IPO closed on October 11, 2017, and Switch, Inc. had no business transactions or activities prior to the IPO, with the exception of the issuance of one share at par value of $0.001 per share, which was canceled as of the closing date of the IPO, no amounts related to the provision for income taxes were incurred for the period from January 1, 2017 to October 10, 2017.

Switch, Inc. | 2019 Form 10-K | 94

Significant components of Switch, Inc.’s deferred tax assets and liabilities were as follows as of:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Investment in partnership	$93,089	$22,601
Net operating loss carryforwards	21,283	5,949
	114,372	28,550
Less: valuation allowance	—	—
	$114,372	$28,550

Deferred tax liabilities:
Other	$—	$—
	$—	$—
Net deferred tax assets	$114,372	$28,550

As of December 31, 2019, Switch had a U.S. federal income tax NOL carryforward of $100.5 million available to offset future taxable income, of which $1.9 million will expire in 2037 and $98.6 million will be carried forward indefinitely under the TCJA. Switch also has state and local NOL carryforwards of $5.3 million, of which $0.2 million will expire in 2028 and $5.1 million will expire in 2029. Management believes on a more likely than not basis that Switch will be able to realize the tax benefit of its NOL carryforwards.
As a result of the increase in Switch, Inc.’s ownership of Switch, Ltd. following the exchanges of noncontrolling interest for Class A common stock during the years ended December 31, 2019 and 2018 described in Note 13 “Noncontrolling Interest,” the Company recorded a deferred tax asset related to the increase in the tax basis of Switch, Inc.’s ownership interest in Switch, Ltd. of $93.1 million and $22.6 million as of December 31, 2019 and 2018, respectively.
As of December 31, 2019, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets are more likely than not to be realized.
The Company did not record any penalties or interest related to income taxes or uncertain tax positions, as management has concluded that no such positions exist, on the consolidated balance sheets as of December 31, 2019 and 2018. In addition, the Company did not record any penalties or interest related to income taxes on the consolidated statements of comprehensive income (loss) during the years ended December 31, 2019, 2018, and 2017.
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
The Company has recorded a liability under the TRA of $162.1 million and $52.5 million as of December 31, 2019 and 2018, respectively, which provides for the payment of 85% of the amount of the tax benefits, if any, that Switch, Inc. is deemed to realize as a result of increases in the tax basis of its ownership in Switch, Ltd. related to exchanges of noncontrolling interest for Class A common stock. See Note 13 “Noncontrolling Interest” for additional information.

Switch, Inc. | 2019 Form 10-K | 95

11. Stockholders’ Equity
As of December 31, 2019, under Switch, Inc.’s amended and restated articles of incorporation dated October 5, 2017 (the “Amended and Restated Articles of Incorporation”), Switch, Inc. was authorized to issue: (i) 750 million shares of Class A common stock, par value $0.001 per share, (ii) 300 million shares of Class B common stock, par value $0.001 per share (of which 65.6 million shares have been retired and may not be reissued), (iii) 75 million shares of Class C common stock, par value $0.001 per share (of which 42.9 million shares have been retired and may not be reissued), and (iv) 10 million shares of blank check preferred stock, par value $0.001 per share. Holders of shares of Class A common stock, Class B common stock, and Class C common stock are entitled to one vote, one vote, and 10 votes, respectively, on all matters to be voted upon by the stockholders.
In November 2019, at the request of Switch, Inc.’s Board of Directors, the holders of Class C common stock converted each share of Class C common stock held by them into one share of Class B common stock pursuant to the Amended and Restated Articles of Incorporation.
Dividends
Holders of shares of Class A common stock are entitled to receive cash dividends as may be declared from time to time at the sole discretion of Switch, Inc.’s Board of Directors. Holders of shares of Class B common stock and Class C common stock are not entitled to participate in any such dividends declared by Switch, Inc.’s Board of Directors. During the year ended December 31, 2019, Switch, Inc. paid cash dividends of $0.118 per share of Class A common stock and recorded a total of $9.4 million as a reduction of retained earnings from cash dividends declared by its Board of Directors. During the year ended December 31, 2018, Switch, Inc. paid cash dividends of $0.059 per share of Class A common stock and recorded a total of $3.0 million as a reduction of retained earnings from cash dividends declared by its Board of Directors. During the year ended December 31, 2017, Switch, Inc. paid cash dividends of $0.014 per share of Class A common stock and recorded a total of $0.5 million as a reduction of retained earnings from cash dividends declared by its Board of Directors.
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
12. Equity-Based Compensation
2005 Common Membership Unit Plan
In 2005, Switch, Ltd. established the 2005 Common Membership Unit Plan (the “Unit Option Plan”) for the purpose of attracting and retaining the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants of Switch, and to promote the success of its business. All options granted under the Unit Option Plan were intended to be treated as non-statutory unit options under the Code. The term of each option was the term stated in the option agreement, which was no more than 10 years from the date of grant. Options exercised under the Unit Option Plan provided the purchaser with full rights equivalent to those of existing members and holders as of the date of exercise.
There were no unit options outstanding during the year ended December 31, 2019 and there were no unit options granted or vested during the years ended December 31, 2019, 2018, and 2017. Total aggregate intrinsic value of unit options exercised was $1.2 million and $0.9 million during the years ended December 31, 2018 and 2017, respectively.
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
In September 2017, Switch, Ltd. granted 7.5 million Incentive Units to its Chief Executive Officer (the “CEO Award”) and 1.5 million Incentive Units to its President with a hurdle amount of $11.69 per Incentive Unit (the “President Award”). The CEO Award contained a provision that caused the Incentive Units underlying the CEO Award to convert into Common Units on a one-to-one basis in connection with the closing of Switch, Inc.’s IPO. In connection with the effectiveness of the Switch Operating Agreement and closing of Switch, Inc.’s IPO, the CEO Award converted into 7.5 million Common Units and the President Award converted into 472,000 Common Units after net

Switch, Inc. | 2019 Form 10-K | 96

settling the hurdle amount. If a forfeiture of unvested Common Units under the CEO Award and the President Award occurs, the associated shares of Class B common stock are also forfeited.
The summary of Common Unit activity under the Switch Operating Agreement for the year ended December 31, 2019 is presented below:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value per Unit
Unvested Common Units—January 1, 2019	3,986	$11.11
Vested	(798)	$11.11
Unvested Common Units—December 31, 2019	3,188	$11.11
The following additional disclosures are provided for awards under Switch, Ltd.’s then-current operating agreement for the periods prior to Switch, Inc.’s IPO and awards under the Switch Operating Agreement for the periods after Switch, Inc.’s IPO:

	Years Ended December 31,
	2019	2018	2017
Weighted average grant date fair value of Common Units	$—	$—	$7.39
Total fair value of Common Units vested (in thousands)	$9,423	$10,659	$1,115
Weighted average grant date fair value of Incentive Units	$—	$—	$10.06
Total aggregate intrinsic value of Incentive Units converted into Common Units (in thousands)	$—	$—	$318,033
The weighted average assumptions used in estimating the grant date fair value of Incentive Unit awards, exclusive of the CEO Award, are listed in the table below:

Year Ended December 31, 2017
Expected volatility	29.3%
Risk-free interest rate	1.4%
Expected term (in years)	2.0
Dividend rate	0.6%
As the CEO Award contained a provision that caused the Incentive Units underlying the CEO Award to convert into Common Units on a one-to-one basis in connection with the closing of Switch, Inc.’s IPO, the grant date fair value of the underlying units was $11.69 per unit.
As of December 31, 2019, total equity-based compensation cost related to all unvested Common Units was $9.6 million, which is expected to be recognized over a weighted average period of 1.78 years.
2017 Incentive Award Plan
In September 2017, Switch, Inc.’s Board of Directors adopted the 2017 Incentive Award Plan (the “2017 Plan”). The 2017 Plan, effective as of its adoption date, provides that the initial aggregate number of shares reserved and available for issuance is 25.0 million shares of Class A common stock plus an increase each January 1, beginning on January 1, 2018 and ending on and including January 1, 2027, equal to the lesser of (A) 17.0 million shares of Class A common stock, (B) 5% of the aggregate number of shares of Switch, Inc.’s Class A common stock, Class B common stock, and Class C common stock outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares of Class A common stock as is determined by the Board of Directors. Effective January 1, 2019 and 2018, Switch, Inc.’s Board of Directors approved increases of 3.2 million shares and 7.9 million shares, respectively, in the aggregate number of shares of Class A common stock reserved and available for issuance under the 2017 Plan. These increases, and each annual increase thereafter, are subject to adjustment in the event of a stock split, stock dividend or other defined changes in Switch, Inc.’s capitalization.
The 2017 Plan allows for the grant of (i) stock options, including incentive stock options, (ii) stock appreciation rights, (iii) non-statutory stock options under the Code, (iv) restricted stock awards (“RSAs”), (v) restricted stock units (“RSUs”), or (vi) other stock or cash based awards as may be determined by the plan’s administrator from time

Switch, Inc. | 2019 Form 10-K | 97

to time. The term of each option award shall be no more than 10 years from the date of grant. Options exercised under the 2017 Plan provide the purchaser with full rights equivalent to those of existing Class A common stock holders and holders as of the date of exercise. The Company’s policy for issuing shares upon stock option exercise is to issue new shares of Class A common stock. Additionally, the Switch Operating Agreement states that Switch, Ltd. will maintain at all times a one-to-one ratio between the number of Common Units owned by Switch, Inc. and the number of outstanding shares of Class A common stock, including those issued as a result of stock option exercises and vesting of RSU awards.
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
The summary of stock option activity under the 2017 Plan for the year ended December 31, 2019 is presented below:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price per Stock Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding—January 1, 2019	7,352	$14.16
Granted	1,217	$10.66
Forfeited	(66)	$17.00
Expired	(161)	$17.00
Outstanding—December 31, 2019	8,342	$13.57	8.08	$21,430
Fully vested and expected to vest—December 31, 2019	8,342	$13.57	8.08	$21,430
Exercisable—December 31, 2019	5,561	$16.06	7.58	$4,092
The following additional disclosures are provided for stock options under the 2017 Plan:

	Years Ended December 31,
	2019	2018	2017
Weighted average grant date fair value	$3.15	$1.84	$5.00
Total fair value of stock options vested (in thousands)	$959	$176	$28,073
The weighted average assumptions used in estimating the grant date fair value of stock options are listed in the table below:

	Years Ended December 31,
	2019	2018	2017
Expected volatility	29.3%	28.2%	31.8%
Risk-free interest rate	2.5%	2.8%	1.9%
Expected term (in years)	6.3	5.9	5.0
Dividend rate	1.1%	1.7%	0.6%
As of December 31, 2019, total equity-based compensation cost related to all unvested stock options was $5.2 million, which is expected to be recognized over a weighted average period of 2.79 years.

Switch, Inc. | 2019 Form 10-K | 98

The summary of RSU activity, inclusive of DEU settlements, under the 2017 Plan for the year ended December 31, 2019 is presented below:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value per Unit
Unvested RSUs—January 1, 2019	2,789	$14.93
Granted	1,555	$9.12
Vested	(677)	$14.87
Forfeited	(359)	$12.01
Unvested RSUs—December 31, 2019	3,308	$12.53
The following additional disclosures are provided for RSU awards under the 2017 Plan:

	Years Ended December 31,
	2019	2018	2017
Weighted average grant date fair value	$9.12	$15.03	$18.01
Total fair value of shares vested (in thousands)	$5,114	$2,925	$365
As of December 31, 2019, total equity-based compensation cost related to all unvested RSU awards was $29.9 million, which is expected to be recognized over a weighted average period of 2.48 years.
The summary of RSA activity under the 2017 Plan for the year ended December 31, 2019 is presented below:

	Number of Awards (in thousands)	Weighted Average Grant Date Fair Value per Award
Unvested RSAs—January 1, 2019	61	$13.08
Granted	80	$12.55
Vested	(61)	$13.08
Unvested RSAs—December 31, 2019	80	$12.55
The following additional disclosures are provided for RSAs under the 2017 Plan:

	Years Ended December 31,
	2019	2018
Weighted average grant date fair value	$12.55	$13.08
Total fair value of shares vested (in thousands)	$768	$—
As of December 31, 2019, total equity-based compensation cost related to all unvested RSAs was $0.4 million, which is expected to be recognized over a weighted average period of 0.44 years.
Total equity-based compensation recognized on the consolidated statements of comprehensive income (loss) was as follows:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Cost of revenue	$1,491	$1,468	$1,289
Selling, general and administrative expense	28,033	34,265	83,501
Total equity-based compensation	$29,524	$35,733	$84,790
Total income tax benefit related to equity-based compensation recognized on the consolidated statements of comprehensive income (loss) was $1.9 million, $1.5 million, and $0.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Switch, Inc. | 2019 Form 10-K | 99

13. Noncontrolling Interest
Ownership
Switch, Inc. owns an indirect minority economic interest in Switch, Ltd., where “economic interests” means the right to receive any distributions, whether cash, property or securities of Switch, Ltd., in connection with Common Units. Switch, Inc. presents interest held by noncontrolling interest holders within noncontrolling interest in the consolidated financial statements. During the years ended December 31, 2019 and 2018, Switch, Inc. issued an aggregate of 34.0 million shares and 19.1 million shares of Class A common stock, respectively, to members of Switch, Ltd. in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Switch, Inc.’s Class B common stock. The redemptions occurred pursuant to the terms of the Switch Operating Agreement.
In August 2018, Switch, Inc.’s Board of Directors authorized a program by which Switch, Ltd. may repurchase up to $150.0 million of its outstanding Common Units for cash and Switch, Inc. will cancel a corresponding amount of its shares of Class B common stock. In November 2019, Switch, Inc.’s Board of Directors increased the repurchase authority by $5.0 million, with any unused amount from this increase expiring on December 31, 2019. The program was effective immediately upon authorization. The authorization may have been suspended or discontinued at any time without notice. Repurchases under the Common Unit repurchase program were funded from Switch’s existing cash and cash equivalents. During the years ended December 31, 2019 and 2018, Switch, Ltd. elected to repurchase an aggregate of 6.4 million and 6.1 million, respectively, of its outstanding Common Units for $91.0 million, of which $2.7 million was from Founder Members and $12.8 million was from an entity in which a member of the Company’s Board of Directors has a beneficial ownership interest, and $60.6 million, respectively, upon the exercise by certain members of their respective redemption right. Pursuant to these repurchases, Switch, Inc. canceled and retired an equivalent amount of its shares of Class B common stock, and such shares may not be reissued. As of December 31, 2019, the Company had no repurchase authority remaining.
The ownership of the Common Units is summarized as follows:

	December 31, 2019		December 31, 2018
	Units	Ownership %	Units	Ownership %
	(units in thousands)
Switch, Inc.’s ownership of Common Units(1)	89,688	37.8%	55,157	22.7%
Noncontrolling interest holders’ ownership of Common Units(2)	147,859	62.2%	187,440	77.3%
Total Common Units	237,547	100.0%	242,597	100.0%
________________________________________

(1)
Common Units held by Switch, Inc. as of December 31, 2019 exclude 80,000 Common Units underlying unvested restricted stock awards. Common Units held by Switch, Inc. as of December 31, 2018 exclude 61,000 Common Units underlying unvested restricted stock awards.

(2)
Common Units held by noncontrolling interest holders as of December 31, 2019 exclude 3.2 million unvested Common Unit awards. Common Units held by noncontrolling interest holders as of December 31, 2018 exclude 4.0 million unvested Common Unit awards.

The Company uses the weighted average ownership percentages during the period to calculate the income before income taxes attributable to Switch, Inc. and the noncontrolling interest holders of Switch, Ltd.
Distributions
Prior to the payment of Switch, Inc.’s Class A common stock dividends during the year ended December 31, 2019, Switch, Ltd. made cash distributions to holders of Common Units, excluding Switch, Inc., of $0.118 per Common Unit for a total distribution of $20.1 million. During the year ended December 31, 2018, Switch, Ltd. made cash distributions to holders of Common Units, excluding Switch, Inc., of $0.059 per Common Unit for a total distribution of $11.6 million.
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

Switch, Inc. | 2019 Form 10-K | 100

14. Net Income (Loss) Per Share
The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Years Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Net income (loss) per share:
Numerator—basic:
Net income (loss) attributable to Switch, Inc.—basic	$8,917	$4,052	$(15,208)
Numerator—diluted:
Net income (loss) attributable to Switch, Inc.—basic	$8,917	$4,052	$(15,208)
Effect of dilutive securities:
Shares of Class B and Class C common stock	17,339	—	—
Net income (loss) attributable to Switch, Inc.—diluted	$26,256	$4,052	$(15,208)
Denominator—basic:
Weighted average shares outstanding—basic	76,501	45,682	8,074
Net income (loss) per share—basic	$0.12	$0.09	$(1.88)
Denominator—diluted:
Weighted average shares outstanding—basic	76,501	45,682	8,074
Weighted average effect of dilutive securities:
Stock options	712	50	—
RSUs	805	6	—
DEUs	24	8	—
RSAs	35	7	—
Shares of Class B and Class C common stock	168,252	—	—
Weighted average shares outstanding—diluted	246,329	45,753	8,074
Net income (loss) per share—diluted	$0.11	$0.09	$(1.88)
Shares of Class B and Class C common stock do not share in the earnings or losses of Switch, Inc. and are therefore not participating securities. As such, separate calculations of basic and diluted net income (loss) per share for each of Class B and Class C common stock under the two-class method have not been presented.
The following table presents potentially dilutive securities excluded from the computation of diluted net income (loss) per share for the periods presented because their effect would have been anti-dilutive.

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Stock options(1)	5,040	7,352	5,725
RSUs(1)	—	2,228	31
Shares of Class B and Class C common stock(2)	—	191,426	216,569
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
15. Segment Reporting
The Company’s chief operating decision maker is its Chief Executive Officer. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. All of the Company’s assets are maintained in the United States, although the Company holds an equity method investment in SUPERNAP International, which has deployed facilities in Italy and Thailand. The Company derives almost all of its revenue from sales to customers in the United States, based upon the billing address of the

Switch, Inc. | 2019 Form 10-K | 101

customer. Revenue derived from customers outside the United States, based upon the billing address of the customer, was less than 2% of revenue for each of the years ended December 31, 2019, 2018, and 2017.
The Company’s revenue is comprised of the following:

	Years Ended December 31,
	2019	2018	2017
	(in thousands)
Colocation	$370,682	$324,209	$304,720
Connectivity	85,009	74,006	67,690
Other	6,619	7,645	5,865
Total revenue	$462,310	$405,860	$378,275
16. Quarterly Financial Information (Unaudited)

Quarterly financial information is presented below:

	Year Ended December 31, 2019
	First Quarter(1)	Second Quarter(1)	Third Quarter(1)	Fourth Quarter	Total
	(amounts in thousands, except per share data)
Revenue	$107,442	$111,970	$122,353	$120,545	$462,310
Gross profit	$49,917	$53,853	$58,849	$57,012	$219,631
Net income	$3,846	$4,672	$10,080	$12,944	$31,542
Net income attributable to Switch, Inc.	$733	$1,189	$2,947	$4,048	$8,917
Basic net income per share(2)	$0.01	$0.02	$0.04	$0.05	$0.12
Diluted net income per share(2)	$0.01	$0.02	$0.03	$0.04	$0.11
________________________________________

(1)	The amounts presented differ from previously reported amounts as a result of the adoption of ASC 606 and ASC 842 for the annual period ended December 31, 2019.

(2)
Because net income per share amounts are calculated using the weighted average number of common and dilutive common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters may not equal the total net income per share amounts for the year.

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
17. Subsequent Events
In January 2020, a wholly-owned subsidiary of Switch, Ltd. entered into a power purchase and sale agreement for electricity to purchase a firm commitment of 60 megawatts per energy hour for a term of one year starting on July 1, 2020, or a purchase commitment of $20.0 million, inclusive of scheduling services.
In January 2020, Switch, Inc. issued an aggregate of 4.6 million shares of Class A common stock to members of Switch, Ltd. in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of shares of Class B common stock. Such

Switch, Inc. | 2019 Form 10-K | 102

retired shares of Class B common stock may not be reissued. The redemptions occurred pursuant to the terms of the Switch Operating Agreement.
In January 2020, the Company borrowed $20.0 million under its 2017 Revolving Credit Facility.
In February 2020, Switch, Inc.’s Board of Directors authorized the repurchase by Switch, Ltd. of up to $20.0 million of its outstanding Common Units held by Founder Members, with any unused amount from this authorization expiring on March 17, 2020.
In February 2020, Switch, Inc.’s Board of Directors declared a dividend of $0.0294 per share of Class A common stock, for a total estimated to be $2.8 million, to be paid on March 24, 2020 to holders of record as of March 12, 2020. Prior to the payment of this dividend, Switch, Ltd. will make a cash distribution to all holders of record of Common Units, including Switch, Inc., of $0.0294 per Common Unit, for a total estimated to be $7.1 million.

Switch, Inc. | 2019 Form 10-K | 103

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2019, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, or the “Exchange Act”). Based on their evaluation, as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projecting any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Our management, including our Chief Financial Officer and Chief Executive Officer, evaluated, as of December 31, 2019, the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their evaluation, as of December 31, 2019, our management concluded that our internal control over financial reporting was not effective because of the material weakness described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness, which was identified in connection with the audit of our 2017 consolidated financial statements, related to an insufficient complement of resources with an appropriate level of accounting expertise, knowledge, and training commensurate with the complexity of our financial reporting matters. This material weakness led to pervasive immaterial adjustments to our annual and interim consolidated financial statements, inadequate review over account reconciliations and the inability to maintain segregation of duties over journal entries resulting in the lack of an effective control environment. We concluded this material weakness continued to exist as of December 31, 2019.
Additionally, this material weakness could result in a misstatement of our account balances or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.
The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.
Remediation of Previously Identified Material Weakness
We previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, the following material weakness in our internal control over financial reporting, which has been remediated, as described below:
The material weakness was identified in connection with the audit of our 2016 consolidated financial statements and was due to a failure of the information and communication component of internal control to provide complete and accurate output because of deficiencies in the communication process. Contracts executed by various departments

Switch, Inc. | 2019 Form 10-K | 104

were not communicated, on a timely basis, to the accounting department, resulting in recording of out-of-period adjustments that impacted the recognition and disclosure of amounts in the consolidated financial statements during the year ended December 31, 2016.
During the first three quarters of 2019, we substantially completed the comprehensive risk assessment of the design of existing controls and implemented new controls as needed to remediate the above previously identified material weakness. However, as we had yet to complete the testing and evaluation of the operating effectiveness of controls, the above previously identified material weakness remained unremediated as of the quarter ended September 30, 2019. During the quarter ended December 31, 2019, we completed the testing and evaluation of the operating effectiveness of the controls and concluded that the above previously identified material weakness had been remediated as of December 31, 2019.
Material Weakness Remediation Efforts
We have implemented and continue to implement measures designed to improve our internal control over financial reporting to remediate this material weakness, including hiring additional personnel with appropriate education, experience and certifications for key positions in the financial reporting and accounting function, as well as designing and implementing improved processes and internal controls, including transaction-level controls, controls over the maintenance of appropriate segregation of duties over journal entries, account reconciliations, and strengthening supervisory reviews by our management.
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
Changes in Internal Control over Financial Reporting
Other than as described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
Not applicable.

Switch, Inc. | 2019 Form 10-K | 105

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Proxy Statement for the 2020 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 11.	Executive Compensation.
The information required by this item is incorporated by reference to the Proxy Statement for the 2020 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities authorized for issuance under equity compensation plans
The table below provides information about our compensation plans under which our Class A common stock is authorized for issuance as of December 31, 2019. See Note 12 to the consolidated financial statements included in Part II, Item 8 for a description of these compensation plans.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity compensation plans approved by security holders(1)	11,650,379	$13.57	23,730,050
________________________________________

(1)	Includes awards granted and available to be granted under our 2017 Incentive Award Plan.

(2)	The weighted average exercise price does not include restricted stock units granted under our 2017 Incentive Award Plan.

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

Certain information required by this item is incorporated by reference to the Proxy Statement for the 2020 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Proxy Statement for the 2020 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Item 14.	Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the Proxy Statement for the 2020 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019.

Switch, Inc. | 2019 Form 10-K | 106

Part IV.

Item 15.	Exhibits, Financial Statement Schedules.
The following documents are filed as part of this report:

(1)	Financial statements:

(2)	Financial statement schedules:

All financial statement schedules are omitted since they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits:

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Articles of Incorporation of Switch, Inc.	8-K	3.1	10/11/2017
3.2		Amended and Restated Bylaws of Switch, Inc.	8-K	3.2	10/11/2017
4.1	*	Description of Switch, Inc.’s Securities.
10.1		Tax Receivable Agreement, dated October 5, 2017, by and among Switch, Inc., Switch, Ltd., and each other person from time to time party thereto.	8-K	10.1	10/11/2017
10.2		Amended and Restated Registration Rights Agreement, dated October 5, 2017, by and among Switch, Inc., Switch, Ltd. and each other person from time to time party thereto.	8-K	10.2	10/11/2017
10.3		Fifth Amended and Restated Operating Agreement of Switch, Ltd., dated October 5, 2017, by and among Switch, Ltd. and its Members.	8-K	10.3	10/11/2017
10.4		Amended and Restated Credit Agreement, dated as of June 27, 2017, by and among Switch, Ltd., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	S-1	10.4	9/8/2017
10.4(a)		First Amendment to Amended and Restated Credit Agreement dated as of December 28, 2017.	8-K	10.1	12/28/2017
10.5		Amended and Restated Collateral Agreement, dated as of June 27, 2017, by and among Switch, Ltd., as borrower, certain of its subsidiaries and Wells Fargo Bank, National Association, as administrative agent.	S-1	10.5	9/8/2017
10.6		Amended and Restated Subsidiary Guaranty Agreement, dated as of June 27, 2017, by and among Switch, Ltd., as borrower, certain of its subsidiaries and Wells Fargo Bank, National Association, as administrative agent.	S-1	10.6	9/8/2017
10.7	†	Switch, Inc. 2017 Incentive Award Plan.	S-1/A	10.7	9/25/2017
10.7(a)	†	Form of Stock Option Agreement under Switch, Inc. 2017 Incentive Award Plan.	S-1/A	10.7(a)	9/25/2017
10.7(b)	†	Form of Restricted Stock Agreement under Switch, Inc. 2017 Incentive Award Plan.	S-1/A	10.7(b)	9/25/2017
10.7(c)	†	Form of Restricted Stock Unit Grant under Switch, Inc. 2017 Incentive Award Plan.	10-Q	10.1	11/14/2017
10.8	†	Offer Letter, dated January 7, 2016, by and between Switch, Ltd. and Gabe Nacht.	S-1/A	10.8	9/25/2017
10.9		Form of Indemnification Agreement entered into between Switch, Inc. and certain of its directors and officers, effective October 11, 2017.	S-1	10.9	9/8/2017

Switch, Inc. | 2019 Form 10-K | 107

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date
10.10		Standard Industrial Real Estate Lease, dated August 21, 2007, by and between Switch, Ltd. (f/k/a Switch Communications Group L.L.C.) and Beltway Business Park Warehouse No. 3, LLC, as amended by (i) First Amendment to Lease, dated January 25, 2008, (ii) Confirmation of Initial Lease Term and Amendment to Lease, dated April 28, 2008, (iii) Third Amendment to Lease, dated January 21, 2011, (iv) Fourth Amendment to Lease, dated August 9, 2013, and (v) Fifth Amendment to Lease, dated June 21, 2016.	S-1/A	10.10	9/25/2017
10.11		Lease Agreement, dated November 4, 2010, by and between Switch, Ltd. (f/k/a Switch Communications Group L.L.C.) and Beltway Business Park Office No. 1, LLC, as amended by (i) First Amendment to Lease, dated April 1, 2011, (ii) Second Amendment to Lease, dated September 25, 2012, and (iii) Third Amendment to Lease, dated February 1, 2014.	S-1/A	10.11	9/25/2017
10.12		Lease Agreement, dated April 1, 2011, by and between Switch, Ltd. (f/k/a Switch Communications Group L.L.C.) and Beltway Business Park Office No. 1, LLC, as amended by (i) First Amendment to Lease, dated July 23, 2014, and (ii) Second Amendment to Lease, dated May 27, 2016.	S-1/A	10.12	9/25/2017
10.13		Land Lease, dated January 12, 2012, by and between Switch, Ltd. (f/k/a Switch Communications Group L.L.C.) and Beltway Business Park Warehouse No. 4, LLC, as amended by (i) Confirmation of Lease Term and Amendment to Lease, dated February 22, 2013, and (ii) First Amendment to Lease, dated June 21, 2016.	S-1/A	10.13	9/25/2017
10.14		Lease Agreement, dated April 24, 2012, by and between InNEVation L.L.C. and Beltway Business Park Office No. 2, LLC, as amended by (i) First Amendment to Lease, dated February 19, 2013, (ii) Second Amendment to Lease, dated March 14, 2013, (iii) Third Amendment to Lease, dated August 20, 2013, (iv) Fourth Amendment to Lease, dated September 1, 2013, (v) Fifth Amendment to Lease, dated January 12, 2015, (vi) Sixth Amendment to Lease, dated January 19, 2015, (vii) Seventh Amendment to Lease, dated November 15, 2015, and (viii) Eighth Amendment to Lease, dated January 17, 2017.	S-1/A	10.14	9/25/2017
10.15		Standard Industrial Real Estate Lease, dated November 3, 2014, by and between Switch, Ltd. and Beltway Business Park Warehouse No. 1, LLC.	S-1/A	10.15	9/25/2017
10.16		Land Lease, dated June 21, 2016, by and between Switch, Ltd. and Beltway Business Park Warehouse No. 6, LLC, as amended by Confirmation of Lease Term and Amendment to Lease, dated March 22, 2017.	S-1/A	10.16	9/25/2017
10.17	†	LTIP Incentive Unit Award Agreement, by and between Switch, Ltd. and Rob Roy, dated September 7, 2017.	S-1/A	10.17	9/25/2017
10.18	†	Incentive Unit Award Agreement, by and between Switch, Ltd. and Thomas Morton, dated September 7, 2017.	S-1/A	10.18	9/25/2017
10.19	†	Restricted Stock Unit Award Agreement between Switch, Inc. and Rob Roy dated December 27, 2017.	8-K	10.2	12/28/2017
10.20	†	Executive Severance Agreement by and among Switch, Ltd., Switch, Inc., and Rob Roy dated April 10, 2019.	8-K	10.1	4/16/2019
10.21	†	Executive Severance Agreement by and among Switch, Ltd., Switch, Inc., and Thomas Morton dated April 10, 2019.	8-K	10.2	4/16/2019
10.22	†	Executive Severance Agreement by and among Switch, Ltd., Switch, Inc., and Gabe Nacht dated April 10, 2019.	8-K	10.3	4/16/2019
10.23		Land Lease, dated March 13, 2019, by and between Switch, Ltd. and Beltway Business Park Warehouse No. 8, LLC, as amended by Confirmation of Lease Term and Amendment to Lease, dated June 4, 2019.	10-Q	10.4	8/9/2019
21.1	*	Subsidiaries of Switch, Inc.
23.1	*	Consent of PricewaterhouseCoopers LLP.
31.1	*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Switch, Inc. | 2019 Form 10-K | 108

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date
32.1	#	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*	XBRL Instance Document.
101.SCH	*	XBRL Taxonomy Extension Schema Document.
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	*	XBRL Extension Definition Linkbase Document.
101.LAB	*	XBRL Taxonomy Label Linkbase Document.
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.
___________________________________________________________________
*    Filed herewith.
#    Furnished herewith.
†      Indicates a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary.
None.

Switch, Inc. | 2019 Form 10-K | 109

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Switch, Inc. (Registrant)

Date:	March 2, 2020	/s/ Gabe Nacht
Gabe Nacht Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 2, 2020	/s/ Rob Roy
Rob Roy Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	March 2, 2020	/s/ Gabe Nacht
Gabe Nacht Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	March 2, 2020	/s/ Zareh Sarrafian
Zareh Sarrafian Director

Date:	March 2, 2020	/s/ Kimberly Sheehy
Kimberly Sheehy Director

Date:	March 2, 2020	/s/ Donald D. Snyder
Donald D. Snyder Director

Date:	March 2, 2020	/s/ Tom Thomas
Tom Thomas Director

Date:	March 2, 2020	/s/ Bryan Wolf
Bryan Wolf Director