Form 10-Q
period 2020-03-31
Switch, Inc.
filed 2020-05-11
CIK 1710583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number: 001-38231

Switch, Inc.
(Exact name of registrant as specified in its charter)

Nevada		82-1883953
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
7135 S. Decatur Boulevard
Las Vegas,	NV	89118
(Address of principal executive offices)		(Zip Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of April 30, 2020, the registrant had 103,149,364 shares of Class A common stock, 138,467,056 shares of Class B common stock, and no shares of Class C common stock outstanding.

Switch, Inc.

Part I.Financial Information
Item 1.Financial Statements (Unaudited).

Switch, Inc. | Q1 2020 Form 10-Q | 3

Switch, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$64,711	$24,721
Accounts receivable, net of allowance for credit losses of $384 and $309, respectively	15,371	23,365
Prepaid expenses	6,683	7,137
Other current assets, net of allowance for credit losses of $6 and $0, respectively	4,436	3,817
Total current assets	91,201	59,040
Property and equipment, net	1,583,491	1,551,117
Long-term deposit	3,163	3,429
Deferred income taxes	131,255	114,372
Other assets, net of allowance for credit losses of $73 and $0, respectively	45,429	45,785
TOTAL ASSETS	$1,854,539	$1,773,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt, current portion	$6,000	$6,000
Accounts payable	16,400	19,477
Accrued salaries and benefits	6,853	5,828
Accrued expenses	11,371	11,254
Accrued construction payables	28,476	37,269
Deferred revenue, current portion	15,826	14,991
Customer deposits	11,128	10,830
Interest rate swap liability, current portion	8,297	3,464
Operating lease liability, current portion	4,549	4,805
Finance lease liability, current portion	12	12
Total current liabilities	108,912	113,930
Long-term debt, net	814,074	745,372
Operating lease liability	25,117	26,142
Finance lease liability	57,588	57,614
Deferred revenue	24,756	27,852
Liabilities under tax receivable agreement	181,274	162,076
Other long-term liabilities	24,981	13,112
TOTAL LIABILITIES	1,236,702	1,146,098
Commitments and contingencies (Note 4)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value per share, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value per share, 750,000 shares authorized, 95,035 and 89,768 shares issued and outstanding, respectively	95	90
Class B common stock, $0.001 par value per share, 300,000 shares authorized, 146,410 and 151,047 shares issued and outstanding, respectively	146	151
Class C common stock, $0.001 par value per share, 75,000 shares authorized, none issued and outstanding	—	—
Additional paid in capital	217,124	204,711
(Accumulated deficit) retained earnings	(1,754)	2,420
Accumulated other comprehensive income	79	79
Total Switch, Inc. stockholders’ equity	215,690	207,451
Noncontrolling interest	402,147	420,194
TOTAL STOCKHOLDERS’ EQUITY	617,837	627,645
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,854,539	$1,773,743

The accompanying condensed notes are an integral part of these consolidated financial statements.
Switch, Inc. | Q1 2020 Form 10-Q | 4

Switch, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$128,096	$107,442
Cost of revenue	67,029	57,525
Gross profit	61,067	49,917
Selling, general and administrative expense	40,116	34,251
Income from operations	20,951	15,666
Other income (expense):
Interest expense, including $409 and $409, respectively, in amortization of debt issuance costs	(7,435)	(7,131)
Loss on interest rate swaps	(17,555)	(4,985)
Other	277	502
Total other expense	(24,713)	(11,614)
(Loss) income before income taxes	(3,762)	4,052
Income tax benefit (expense)	273	(206)
Net (loss) income	(3,489)	3,846
Less: net (loss) income attributable to noncontrolling interest	(2,273)	3,113
Net (loss) income attributable to Switch, Inc.	$(1,216)	$733

Net (loss) income per share (Note 8):
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01

Weighted average shares used in computing net (loss) income per share (Note 8):
Basic	94,366	55,536
Diluted	94,366	247,364

Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax of $0	—	—
Comprehensive (loss) income	(3,489)	3,846
Less: comprehensive (loss) income attributable to noncontrolling interest	(2,273)	3,113
Comprehensive (loss) income attributable to Switch, Inc.	$(1,216)	$733

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q1 2020 Form 10-Q | 5

Switch, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balance—December 31, 2019	89,768	$90	151,047	$151	$204,711	$2,420	$79	$420,194	$627,645
Cumulative adjustment due to adoption of new credit loss standard	—	—	—	—	—	(67)	—	(82)	(149)
Net loss	—	—	—	—	—	(1,216)	—	(2,273)	(3,489)
Equity-based compensation expense	—	—	—	—	4,973	—	—	2,551	7,524
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	630	—	—	—	(3,375)	—	—	(536)	(3,911)
Dividends declared ($0.0294 per share)	—	—	—	—	—	(2,891)	—	—	(2,891)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,304)	(4,304)
Exchanges of noncontrolling interest for Class A common stock	4,637	5	(4,637)	(5)	13,403	—	—	(13,403)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	(19,198)	—	—	—	(19,198)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	16,610	—	—	—	16,610
Balance—March 31, 2020	95,035	$95	146,410	$146	$217,124	$(1,754)	$79	$402,147	$617,837

Switch, Inc. | Q1 2020 Form 10-Q | 6

Switch, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands)
(unaudited)

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balance—December 31, 2018	55,218	$55	148,481	$149	42,945	$43	$140,191	$2,693	$79	$565,142	$708,352
Cumulative adjustment due to adoption of new revenue recognition standard	—	—	—	—	—	—	—	224	—	940	1,164
Net income	—	—	—	—	—	—	—	733	—	3,113	3,846
Equity-based compensation expense	—	—	—	—	—	—	4,160	—	—	3,985	8,145
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	463	1	—	—	—	—	(2,016)	—	—	705	(1,310)
Dividends declared ($0.0294 per share)	—	—	—	—	—	—	—	(1,728)	—	—	(1,728)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(6,006)	(6,006)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	—	—	(728)	—	—	—	(728)
Balance—March 31, 2019	55,681	$56	148,481	$149	42,945	$43	$141,607	$1,922	$79	$567,879	$711,735

The accompanying condensed notes are an integral part of these consolidated financial statements.
Switch, Inc. | Q1 2020 Form 10-Q | 7

Switch, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,489)	$3,846
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	32,518	28,558
Loss on disposal of property and equipment	60	43
Deferred income taxes	(273)	206
Amortization of debt issuance costs	409	409
Credit loss expense (benefit)	18	(23)
Unrealized loss on interest rate swaps	16,745	4,985
Equity-based compensation	7,524	8,145
Amortization of portfolio energy credits	267	359
Cost of revenue for sales-type leases	2,803	—
Changes in operating assets and liabilities:
Accounts receivable	5,944	5,164
Prepaid expenses	454	58
Other current assets	(626)	(62)
Other assets	411	893
Accounts payable	1,987	(2,201)
Accrued salaries and benefits	1,025	249
Accrued expenses	117	1,650
Deferred revenue	(2,261)	673
Customer deposits	298	229
Operating lease liabilities	(1,281)	(1,198)
Other long-term liabilities	(92)	(61)
Net cash provided by operating activities	62,558	51,922
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(80,898)	(45,946)
Proceeds from sale of property and equipment	—	16
Purchase of portfolio energy credits	(601)	(299)
Net cash used in investing activities	(81,499)	(46,229)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	70,000	—
Repayment of borrowings, including finance lease liabilities	(1,671)	(1,500)
Change in long-term deposit	1,659	2,543
Payment of tax withholdings upon settlement of restricted stock unit awards	(4,040)	(1,338)
Dividends paid to Class A common stockholders	(2,795)	—
Distributions paid to noncontrolling interest	(4,222)	—
Net cash provided by (used in) financing activities	58,931	(295)
NET INCREASE IN CASH AND CASH EQUIVALENTS	39,990	5,398
CASH AND CASH EQUIVALENTS—Beginning of period	24,721	81,560
CASH AND CASH EQUIVALENTS—End of period	$64,711	$86,958

Switch, Inc. | Q1 2020 Form 10-Q | 8

Switch, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$7,106	$6,588
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Decrease in liabilities incurred to acquire property and equipment	$(13,532)	$(10,585)
Decrease in accrued construction payables incurred related to long-term deposit	$(882)	$—
Increase in property and equipment related to transfer of long-term deposit	$244	$—
Increase in dividends payable on unvested restricted stock units	$96	$90
Decrease in noncontrolling interest as a result of exchanges for Class A common stock	$(13,403)	$—
Recognition of liabilities under tax receivable agreement	$19,198	$—
Increase (decrease) in deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	$16,610	$(728)
Property and equipment obtained in exchange for new finance leases	$145	$—
Increase in distributions payable on unvested common units	$82	$490
Dividends payable settled with shares of Class A common stock	$129	$28
Dividends and distributions declared but not paid	$—	$7,154

The accompanying condensed notes are an integral part of these consolidated financial statements.
Switch, Inc. | Q1 2020 Form 10-Q | 9

Switch, Inc.
Condensed Notes to Consolidated Financial Statements
(unaudited)

Switch, Inc. | Q1 2020 Form 10-Q | 10

1. Organization
Switch, Inc. was formed as a Nevada corporation in June 2017 for the purpose of completing an initial public offering (“IPO”) and related organizational transactions in order to carry on the business of Switch, Ltd. and its subsidiaries (collectively, “Switch,” and together with Switch, Inc., the “Company”). Switch is comprised of limited liability companies that provide colocation space and related services to global enterprises, financial companies, government agencies, and others that conduct critical business on the internet. Switch develops and operates data centers in Nevada, which are Tier IV Gold certified, Michigan, and Georgia (which opened in the first quarter of 2020), delivering redundant services with low latency and super capacity transport environments. As the manager of Switch, Ltd., Switch, Inc. operates and controls all of the business and affairs of Switch.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Management believes that the accompanying consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of these consolidated financial statements. The consolidated results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for any other future annual or interim period.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and all significant intercompany transactions and balances have been eliminated.
As the sole manager of Switch, Ltd., Switch, Inc. operates and controls all of the business and affairs of Switch, has the sole voting interest in, and controls the management of, Switch, and has the obligation to absorb the losses of, and receive benefits from, Switch. Accordingly, Switch, Inc. identifies itself as the primary beneficiary of Switch and began consolidating Switch in its consolidated financial statements as of October 11, 2017, the closing date of the IPO, resulting in a noncontrolling interest related to the common units of Switch, Ltd. (“Common Units”) held by members, including Rob Roy, the Founder, Chief Executive Officer and Chairman of Switch, Ltd., and an affiliated entity of Mr. Roy (collectively, the “Founder Members”), other than Switch, Inc. on its consolidated financial statements.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for credit losses, useful lives of property and equipment, deferred income taxes, liabilities under the tax receivable agreement, equity-based compensation, deferred revenue, incremental borrowing rate, fair value of performance obligations, and probability assessments of exercising renewal options on leases. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ from these estimates.

Switch, Inc. | Q1 2020 Form 10-Q | 11

Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2019. No other changes to significant accounting policies have occurred since the year ended December 31, 2019, with the exception of those detailed below.
Concentration of Credit and Other Risks
Although the Company operates primarily in Nevada, realization of its receivables and its future operations and cash flows could be affected by adverse economic conditions, both regionally and elsewhere in the United States. During the three months ended March 31, 2020 and 2019, the Company’s largest customer and its affiliates comprised 14% and 11%, respectively, of the Company’s revenue. Two customers accounted for 10% or more of total receivables, including net investments in sales-type leases, as of March 31, 2020 and two customers, one of which was the Company’s largest customer and its affiliate, accounted for 10% or more of total receivables as of December 31, 2019.
Revenue Recognition
Contract Balances
The opening and closing balances of the Company’s contract assets, net of allowance for credit losses, and deferred revenue are as follows:

	Contract Assets, Current Portion(1)	Contract Assets(2)	Deferred Revenue, Current Portion(3)	Deferred Revenue(4)
	(in thousands)
December 31, 2019	496	3,216	14,991	27,852
March 31, 2020	362	3,393	15,826	24,756
Change	$(134)	$177	$835	$(3,096)
________________________________________
(1)  Amounts are included within other current assets on the Company’s consolidated balance sheets.
(2)  Amounts are included within other assets on the Company’s consolidated balance sheets.
(3)  Amounts include $3.8 million and $3.6 million of deferred revenue related to leases as of December 31, 2019 and March 31, 2020, respectively.
(4)  Amounts include $7.9 million and $3.7 million of deferred revenue related to leases as of December 31, 2019 and March 31, 2020, respectively.
The differences between the opening and closing balances of the Company’s deferred revenue primarily result from timing differences between the Company’s satisfaction of performance obligations and the associated customer payments. Revenue recognized during the three months ended March 31, 2020 from the balance of deferred revenue as of December 31, 2019 was $6.6 million. For the three months ended March 31, 2020 and 2019, no impairment losses related to contract assets were recognized on the consolidated statements of comprehensive (loss) income.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized in future periods. These amounts as of March 31, 2020 were $790.1 million, 34%, 41%, and 13% of which is expected to be recognized over the next year, one to three years, and three to five years, respectively, with the remainder recognized thereafter. The remaining performance obligations do not include estimates of variable consideration related to unsatisfied performance obligations, such as the usage of metered power, or any contracts that could be terminated without significant penalties.

Switch, Inc. | Q1 2020 Form 10-Q | 12

Fair Value Measurements
Information about the Company’s financial assets and liabilities measured at fair value on a recurring basis is presented below:

		March 31, 2020
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Assets:
Cash equivalents	Cash and cash equivalents	$27,229	$27,229	$—	$—
Liabilities:
Interest rate swaps	Interest rate swap liability, current portion	$8,297	$—	$8,297	$—
Interest rate swaps	Other long-term liabilities	$22,462	$—	$22,462	$—

		December 31, 2019
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Liabilities:
Interest rate swaps	Interest rate swap liability, current portion	$3,464	$—	$3,464	$—
Interest rate swaps	Other long-term liabilities	$10,550	$—	$10,550	$—
Transfers between levels of fair value hierarchy are recorded at the end of the reporting period during which the events or changes in circumstances that caused the transfers occur. There were no transfers between levels of fair value hierarchy during the periods presented.
The fair value of interest rate swaps was measured using a present value of cash flow valuation technique based on forward yield curves for the same or similar financial instruments.
The estimated fair value of the Company’s long-term debt as of March 31, 2020 and December 31, 2019 was approximately $788.5 million and $755.0 million, respectively, compared to its carrying value, excluding debt issuance costs, of $823.5 million and $755.0 million, respectively. The estimated fair value of the Company’s long-term debt was based on Level 2 inputs using quoted market prices on or about March 31, 2020 and December 31, 2019, respectively.
Recent Accounting Pronouncements
ASU 2014-09–Revenue from Contracts with Customers and ASU 2016-02–Leases
In the fourth quarter of 2019, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU 2016-02, Leases (Topic 842) effective January 1, 2019, each using the modified retrospective approach. Results for the three months ended March 31, 2019 have been modified to reflect the adoption of this guidance each on January 1, 2019.
ASU 2016-13–Financial Instruments–Credit Losses
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Under this guidance, a company will be required to use a new forward-looking “expected loss” model for trade and other receivables that generally will result in the earlier recognition of allowances for losses. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and requires a modified retrospective approach to adoption. In April 2019, the FASB issued ASU 2019-04, which, among other amendments, allows for certain policy elections and practical expedients related to accrued interest on financial instruments. In May 2019, the FASB issued ASU 2019-05, which granted targeted transition relief by allowing entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost. In November 2019, the FASB issued ASU 2019-10 and ASU 2019-11, which addressed certain aspects of the guidance related to effective dates, expected recoveries, troubled debt restructurings, accrued interest receivables, and financial assets secured by collateral. In February and March 2020, the FASB also issued ASU 2020-02 and ASU 2020-03, respectively, which provide certain amendments and improvements to sections of ASU 2016-13.
Switch, Inc. | Q1 2020 Form 10-Q | 13

The Company adopted this guidance effective January 1, 2020 using the modified retrospective method. As a result of this adoption, the Company measured an allowance for current expected credit losses for its accounts receivable and contract assets through a loss rate method; whereby, based on past events, such as prior write-offs, it determined expected losses as of the adoption date, while adjusting for current and forward-looking conditions, such as economic news and trends, customer concentrations, changes in customer payment terms, and customer credit-worthiness. Customer credit-worthiness is determined through indicators such as third-party credit ratings, collection experience, and other internal metrics. If a customer‘s credit-worthiness resulted in an impairment of their ability to make payments, greater allowances for credit losses may be required. The Company pooled its assets based on these conditions such that each asset pool reflected a homogenous set of asset risks, including characteristics such as credit ratings, customer industry, contract term, and historical credit loss patterns. For any period beyond a reasonable and supportable forecast for current and forward-looking conditions, the Company reverted to a loss rate based only on historical information. The adoption of this guidance did not materially impact the Company’s consolidated financial statements.
ASU 2018-13–Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The amendments in ASU 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. In addition, in November 2018, the FASB issued ASU 2018-19, which provides clarifications and improvements on sections of ASU 2018-13. The Company has adopted this guidance as of March 31, 2020. The adoption of this guidance did not materially impact the Company’s consolidated financial statements.
ASU 2019-12–Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)–Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 provide certain clarifications and simplify accounting for income taxes by removing certain exceptions to the general principles in the current guidance. The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted in periods for which financial statements have not yet been issued. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements. The Company has not decided if early adoption will be considered.
ASU 2020-04–Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848)–Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in this update are elective and are effective upon issuance for all entities. The Company has adopted this guidance as of March 31, 2020. The adoption of this guidance did not materially impact the Company’s consolidated financial statements.
Reclassification
The Company reclassified the current portion of its interest rate swap liability to present it separately from accrued expenses on the consolidated balance sheet as of December 31, 2019 to be consistent with the current period presentation. The reclassification had no impact on the Company’s financial condition, results of operations, or net cash flows.
Switch, Inc. | Q1 2020 Form 10-Q | 14

3. Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Land and land improvements	$275,322	$223,877
Buildings, building improvements, and leasehold improvements	505,294	435,214
Substation equipment	19,780	19,780
Data center equipment	1,130,743	1,021,056
Vehicles	1,825	1,732
Core network equipment	38,943	36,572
Fiber facilities	13,644	13,180
Computer equipment, furniture and fixtures	42,748	39,057
Finance lease right-of-use assets	72,957	72,569
Construction in progress	81,353	254,750
Property and equipment, gross	2,182,609	2,117,787
Less: accumulated depreciation and amortization	(599,118)	(566,670)
Property and equipment, net	$1,583,491	$1,551,117
Accumulated amortization for finance lease right-of-use assets totaled $12.3 million and $11.7 million as of March 31, 2020 and December 31, 2019, respectively.
During the three months ended March 31, 2020 and 2019, capitalized interest was $1.8 million and $1.3 million, respectively.
The Company capitalized internal use software costs of $0.1 million and $0.5 million during the three months ended March 31, 2020 and 2019, respectively.
Total depreciation and amortization of property and equipment recognized on the consolidated statements of comprehensive (loss) income was as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cost of revenue	$31,228	$27,810
Selling, general and administrative expense	1,290	748
Total depreciation and amortization of property and equipment	$32,518	$28,558

4. Commitments and Contingencies
Operating Leases
During the three months ended March 31, 2020 and 2019, lease costs related to operating leases were $1.8 million and $1.9 million, respectively. Related party lease costs included in these amounts were $1.2 million for each of the three months ended March 31, 2020 and 2019.
Legal Proceedings
On September 7, 2017, Switch, Ltd. and Switch, Inc. were named in a lawsuit filed in the U.S. District Court for the District of Nevada by V5 Technologies formerly d/b/a Cobalt Data Centers. The lawsuit alleges, among other things, that Switch, Ltd. and Switch, Inc. monopolized the Las Vegas Metropolitan area of Southern Nevada’s data center colocation market and engaged in unfair business practices leading to the failure of Cobalt Data Centers in 2015 and seeks monetary damages in an amount yet to be disclosed. Discovery closed in February 2020. In March 2020, both parties filed motions for summary judgment and are waiting for the court to rule on the motions. Switch, Ltd. and Switch, Inc. are vigorously defending the case.
On September 12, 2017, Switch, Ltd. filed a complaint in the Eighth Judicial District of Nevada against the consultant, Stephen Fairfax, and his business, MTechnology Inc. Among other claims, Switch raised allegations of
Switch, Inc. | Q1 2020 Form 10-Q | 15

breach of contract and misappropriation of trade secrets. The complaint also alleged that Aligned Data Centers LLC (“Aligned”) hired Mr. Fairfax and MTechnology Inc. to design their data centers; that this consultant had toured Switch under a non-disclosure agreement; and that this consultant breached his confidentiality agreements with Switch by using Switch’s designs to design the Aligned data centers. Switch, Ltd. is seeking an injunction to prevent the defendants in the lawsuit from infringing Switch, Ltd.’s patents, as well as other remedies. The parties are currently engaged in discovery.
Four substantially similar putative class action complaints, captioned Martz v. Switch, Inc. et al. (filed April 20, 2018); Palkon v. Switch, Inc. et al. (filed April 30, 2018); Chun v. Switch, Inc. et al. (filed May 11, 2018); and Silverberg v. Switch, Inc. et al. (filed June 6, 2018), were filed in the Eighth Judicial District of Nevada, and subsequently consolidated into a single case (the “State Court Securities Action”). Additionally, on June 11, 2018, one putative class action complaint captioned Cai v. Switch, Inc. et al. was filed in the United States District Court for the District of New Jersey (the “Federal Court Securities Action,” and collectively with the State Court Securities Action, the “Securities Actions”) and subsequently transferred to the Eighth Judicial District of Nevada in August 2018 and the federal court appointed Oscar Farach lead plaintiff. These lawsuits were filed against Switch, Inc., certain current and former officers and directors and certain underwriters of Switch, Inc.’s IPO alleging federal securities law violations in connection with the IPO. These lawsuits were brought by purported stockholders of Switch, Inc. seeking to represent a class of stockholders who purchased Class A common stock in or traceable to the IPO, and seek unspecified damages and other relief. In October 2018, the state court granted the defendants’ motion to stay the State Court Securities Action in favor of the Federal Court Securities Action, which stay was affirmed by the Nevada Supreme Court in September 2019. With respect to the Federal Court Securities Action, in July 2019, the federal court granted Switch, Inc.’s motion to dismiss in part, which narrowed the scope of the plaintiff’s case. In December 2019, Switch, Inc. filed a motion for judgment on the pleadings and the parties are waiting for the federal court to rule on the motion. The parties are currently engaged in discovery in the Federal Court Securities Action. Switch, Inc. believes that these lawsuits are without merit and intends to continue to vigorously defend against them.
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
5. Income Taxes
The Company recorded a net increase in deferred tax assets of $16.6 million during the three months ended March 31, 2020, with a corresponding increase to additional paid in capital, and a net decrease in deferred tax assets of $0.7 million during the three months ended March 31, 2019, with a corresponding decrease to additional paid in capital, resulting from changes in the outside basis difference on Switch, Inc.’s investment in Switch, Ltd. The Company has determined it is more-likely-than-not that it will be able to realize this deferred tax asset in the future.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in March 2020. The Company does not expect the provisions of the CARES Act to have a significant impact on the effective tax rate or the deferred income tax positions of the Company.
Tax Receivable Agreement
The Company has recorded a liability under the tax receivable agreement of $181.3 million and $162.1 million as of March 31, 2020 and December 31, 2019, respectively, which provides for the payment of 85% of the amount of the tax benefits, if any, that Switch, Inc. is deemed to realize as a result of increases in the tax basis of its ownership in Switch, Ltd. related to exchanges of noncontrolling interest for Class A common stock.
Switch, Inc. | Q1 2020 Form 10-Q | 16

6. Equity-Based Compensation
Total equity-based compensation recognized on the consolidated statements of comprehensive (loss) income was as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cost of revenue	$470	$373
Selling, general and administrative expense	7,054	7,772
Total equity-based compensation	$7,524	$8,145

7. Noncontrolling Interest
Ownership
Switch, Inc. owns a minority economic interest in Switch, Ltd., where “economic interests” means the right to receive any distributions, whether cash, property or securities of Switch, Ltd., in connection with Common Units. Switch, Inc. presents interest held by noncontrolling interest holders within noncontrolling interest in the consolidated financial statements. During the three months ended March 31, 2020, Switch, Inc. issued an aggregate of 4.6 million shares of Class A common stock to members of Switch, Ltd. in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Switch, Inc.’s Class B common stock. Such retired shares of Class B common stock may not be reissued. The redemptions occurred pursuant to the terms of the Switch operating agreement entered into in connection with the Company’s IPO.
In February 2020, Switch, Inc.’s Board of Directors authorized the repurchase by Switch, Ltd. of up to $20.0 million of its outstanding Common Units, which authorization expired unused on March 17, 2020.
The ownership of the Common Units is summarized as follows:

	March 31, 2020		December 31, 2019
	Units	Ownership %	Units	Ownership %
	(units in thousands)
Switch, Inc.’s ownership of Common Units(1)	94,955	39.8%	89,688	37.8%
Noncontrolling interest holders’ ownership of Common Units(2)	143,620	60.2%	147,859	62.2%
Total Common Units	238,575	100.0%	237,547	100.0%
________________________________________
(1) Common Units held by Switch, Inc. exclude 80,000 Common Units underlying unvested restricted stock awards as of March 31, 2020 and December 31, 2019.
(2) Common Units held by noncontrolling interest holders exclude 2.8 million and 3.2 million unvested Common Unit awards as of March 31, 2020 and December 31, 2019, respectively.
The Company uses the weighted average ownership percentages during the period to calculate the (loss) income before income taxes attributable to Switch, Inc. and the noncontrolling interest holders of Switch, Ltd.
Switch, Inc. | Q1 2020 Form 10-Q | 17

8. Net (Loss) Income Per Share
The following table sets forth the calculation of basic and diluted net (loss) income per share:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share data)
Net (loss) income per share:
Numerator—basic:
Net (loss) income attributable to Switch, Inc.—basic	$(1,216)	$733
Numerator—diluted:
Net (loss) income attributable to Switch, Inc.—basic	$(1,216)	$733
Effect of dilutive securities:
Shares of Class B and Class C common stock	—	2,397
Net (loss) income attributable to Switch, Inc.—diluted	$(1,216)	$3,130
Denominator—basic:
Weighted average shares outstanding—basic	94,366	55,536
Net (loss) income per share—basic	$(0.01)	$0.01
Denominator—diluted:
Weighted average shares outstanding—basic	94,366	55,536
Weighted average effect of dilutive securities:
Stock options	—	40
Restricted stock units	—	311
Dividend equivalent units	—	18
Restricted stock awards	—	33
Shares of Class B and Class C common stock	—	191,426
Weighted average shares outstanding—diluted	94,366	247,364
Net (loss) income per share—diluted	$(0.01)	$0.01
Shares of Class B and Class C common stock do not share in the earnings or losses of Switch, Inc. and are therefore not participating securities. As such, separate calculations of basic and diluted net (loss) income per share for each of Class B and Class C common stock under the two-class method have not been presented.
The following table presents potentially dilutive securities excluded from the computation of diluted net (loss) income per share for the periods presented because their effect would have been anti-dilutive.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Stock options(1)	9,243	6,377
Restricted stock units(1)	3,672	1,979
Dividend equivalent units	29	—
Restricted stock awards(1)	80	—
Shares of Class B and Class C common stock(2)	146,410	—
________________________________________
(1)  Represents the number of instruments outstanding at the end of the period. Application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted net (loss) income per share.
(2)  Shares of Class B and Class C common stock at the end of the period are considered potentially dilutive shares of Class A common stock under application of the if-converted method.
Switch, Inc. | Q1 2020 Form 10-Q | 18

9. Segment Reporting
The Company’s chief operating decision maker is its Chief Executive Officer. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. All of the Company’s assets are maintained in the United States, although the Company holds an equity method investment in SUPERNAP International, S.A., which has deployed facilities in Italy and Thailand. The Company derives almost all of its revenue from sales to customers in the United States, based upon the billing address of the customer. Revenue derived from customers outside the United States, based upon the billing address of the customer, was less than 2% of revenue for each of the three months ended March 31, 2020 and 2019.
The Company’s revenue is comprised of the following:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Colocation	$101,214	$86,485
Connectivity	25,191	18,995
Other	1,691	1,962
Total revenue	$128,096	$107,442

10. Subsequent Events
In April and May 2020, Switch, Inc. issued an aggregate of 7.9 million and 3.5 million shares, respectively, of Class A common stock to members of Switch, Ltd. in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of shares of Class B common stock. Such retired shares of Class B common stock may not be reissued. The redemptions occurred pursuant to the terms of the Switch operating agreement entered into in connection with the Company’s IPO.
In April 2020, a subsidiary of the Company entered into an agreement with an entity in which a member of its Board of Directors has a beneficial ownership interest for the purchase of approximately two acres of land in Las Vegas, Nevada for $2.5 million. The purchase is expected to close during the second quarter of 2020.
In May 2020, Switch, Inc.’s Board of Directors declared a dividend of $0.0294 per share of Class A common stock, for a total estimated to be $3.1 million, to be paid on June 2, 2020 to holders of record as of May 22, 2020. Prior to the payment of this dividend, Switch, Ltd. will make a cash distribution to all holders of record of Common Units, including Switch, Inc., of $0.0294 per Common Unit, for a total estimated to be $7.1 million.
In May 2020, Switch, Inc.’s Board of Directors authorized the repurchase by Switch, Ltd. of up to $20.0 million of its outstanding Common Units held by Founder Members, with any unused amount from this authorization expiring on June 16, 2020.
Switch, Inc. | Q1 2020 Form 10-Q | 19

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related condensed notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. Unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” “Switch” and similar references refer to Switch, Inc., and, unless otherwise stated, all of its subsidiaries, including Switch, Ltd., and, unless otherwise stated, all of its subsidiaries.
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
We presently own and operate four primary campus locations, called Primes, which encompass 12 colocation facilities with an aggregate of up to 4.7 million gross square feet (“GSF”) of space. Our Primes consist of The Core Campus in Las Vegas, Nevada; The Citadel Campus near Reno, Nevada; The Pyramid Campus in Grand Rapids, Michigan; and The Keep Campus in Atlanta, Georgia, which opened during the first quarter of 2020. In addition to our Primes, we hold a 50% ownership interest in SUPERNAP International, S.A. (“SUPERNAP International”) which has deployed facilities in Italy and Thailand. Until March 31, 2018, we accounted for this ownership interest under the equity method of accounting.
We currently have more than 950 customers, including some of the world’s largest technology and digital media companies, cloud, IT and software providers, financial institutions and network and telecommunications providers. Our ecosystem connects over 250 cloud, IT and software providers and more than 90 network and telecommunications providers. Our business is based on a recurring revenue model comprised of (1) colocation, which includes the licensing and leasing of cabinet space and power and (2) connectivity services, which include cross-connects, broadband services and external connectivity. We consider these services recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract. We generally derive more than 95% of our revenue from recurring revenue and we expect to continue to do so for the foreseeable future.
Our non-recurring revenue is primarily comprised of installation services related to a customer’s initial deployment. These services are non-recurring because they are typically billed once, upon completion of the installation.
Factors that May Influence Future Results of Operations
Impact of COVID-19. In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a pandemic, which continues to be spread throughout the U.S. and the world. The impact from the rapidly changing market and economic conditions due to the COVID-19 outbreak is uncertain, disrupting the business of our customers, and may impact our business, consolidated results of operations, and financial condition in the future. While we have not incurred significant disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our customers, and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.
Switch, Inc. | Q1 2020 Form 10-Q | 20

Market and Economic Conditions. We are affected by general business and economic conditions in the United States and globally. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets and broad trends in industry and finance, all of which are beyond our control. Macroeconomic conditions that affect the economy and the economic outlook of the United States and the rest of the world, including as a result of the COVID-19 pandemic, could adversely affect our customers and vendors, which could adversely affect our results of operations and financial condition.
Growth and Expansion Activities. Our future revenue growth will depend on our ability to maintain our existing revenue base while expanding and increasing utilization at our existing and developing Prime Campus locations. Our existing Prime Campus locations currently encompass 12 colocation facilities with an aggregate of up to 4.7 million GSF of space and up to 490 megawatts (“MW”) of power. As of March 31, 2020, the utilization rates at these Prime Campuses, based on currently available cabinets, were approximately 93%, 84%, 71%, and 21% at The Core Campus, The Citadel Campus, The Pyramid Campus, and The Keep Campus, respectively. Additionally, each of our existing Primes has room for further expansion. We may be unable to attract customers to our data centers or retain them for a number of reasons, including if we fail to provide competitive pricing terms, provide space that is deemed to be inferior to that of our competitors or are unable to provide services that our existing and potential customers desire.
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
Capital Expenditures. Our growth and expansion initiatives require significant capital. The costs of constructing, developing, operating and maintaining data centers, and growing our operations are substantial. While we strive to match the growth of our facilities to the demand for services, we still must spend significant amounts before we receive any revenue. If we are unable to generate sufficient capital to meet our anticipated capital requirements, our growth could slow and operations could be adversely affected. Our maintenance capital expenditures were $1.3 million for the three months ended March 31, 2020.
Growth in Customers. Our results of operations could be significantly affected by the growth or reduction of our customer base. We have over 950 customers, including some of the world’s largest technology and digital media companies, cloud, IT and software providers, financial institutions, and network and telecommunications providers. We believe we have significant opportunities to both grow penetration of our existing customers as well as attract new customers. Our ability to attract new customers depends on a number of factors, including our ability to offer high quality services at competitive prices and the capability of our marketing and sales team to attract new customers. Additionally, a significant portion of our revenue is highly dependent on our top 10 customers and the loss of these customers or any significant decrease in their business could adversely affect our results of operations.
Switch, Inc. | Q1 2020 Form 10-Q | 21

Key Metrics and Non-GAAP Financial Measures
We monitor the following unaudited key metrics and financial measures, some of which are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions.

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Recurring revenue	$120,486	$104,491
Capital expenditures	$80,898	$45,946
Adjusted EBITDA	$61,489	$53,838
Adjusted EBITDA margin	48.0%	50.1%
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

The following table sets forth a reconciliation of recurring revenue to total revenue:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Recurring revenue	$120,486	$104,491
Non-recurring revenue	7,610	2,951
Revenue	$128,096	$107,442
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
Switch, Inc. | Q1 2020 Form 10-Q | 22

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
The following table sets forth a reconciliation of our net (loss) income to Adjusted EBITDA:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net (loss) income	$(3,489)	$3,846
Interest expense	7,435	7,131
Interest income(1)	(33)	(308)
Income tax (benefit) expense	(273)	206
Depreciation and amortization of property and equipment	32,518	28,558
Loss on disposal of property and equipment	60	43
Equity-based compensation	7,524	8,145
Shareholder-related litigation expense	192	1,232
Loss on interest rate swaps	17,555	4,985
Adjusted EBITDA	$61,489	$53,838
________________________________________
(1)  Interest income is included in the “Other” line of other income (expense) in our consolidated statements of comprehensive (loss) income.
Components of Results of Operations
Revenue
During the three months ended March 31, 2020 and 2019, we derived more than 94% of our revenue from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing and leasing of cabinet space and power and (2) connectivity services, which include cross-connects, broadband services and external connectivity. The remainder of our revenue is from non-recurring revenue, which primarily includes installation services related to a customer’s initial deployment. The majority of our revenue contracts are classified as licenses, with the exception of certain contracts that contain lease components. Based on the current growth stage of our business, we expect increases in revenue to be driven primarily by increases in volume, rather than changes in the prices we charge to our customers.
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
Switch, Inc. | Q1 2020 Form 10-Q | 23

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
Operating Expenses
Selling, General and Administrative Expense
Selling, general and administrative expense consists primarily of salaries and related expenses, including equity-based compensation, accounting, legal and other professional service fees, real estate and personal property taxes, rental payments related to our corporate office lease, marketing and selling expenses, including sponsorships, commissions paid to partners, travel, depreciation and amortization expense, insurance, and other facility and employee related costs. This expense classification may not be comparable to those of other companies. We expect to incur additional selling, general and administrative expenses as we continue to scale our operations to invest in sales and marketing initiatives to further increase our revenue and support our growth. We also expect to continue to incur general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and those of the New York Stock Exchange, additional expenses related to the loss of our emerging growth company status as of December 31, 2019, additional insurance expenses, investor relations activities, and other administrative and professional services. Further, we expect to continue to incur general and administrative expenses in the form of equity-based compensation as a result of the continued vesting of awards of common membership interests in Switch, Ltd. (“Common Units”) granted to certain of our executives in 2017 and other equity awards. As a result, we expect that our selling, general and administrative expense will continue to increase in absolute dollars, but may fluctuate as a percentage of our revenue from period to period.
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
Noncontrolling Interest
As the sole manager of Switch, Ltd., we operate and control all of the business and affairs of Switch, Ltd. and its subsidiaries. Although we have a minority economic interest in Switch, Ltd., we have the sole voting interest in, and control the management of, Switch, Ltd. Accordingly, we consolidate the financial results of Switch, Ltd. and report a noncontrolling interest on our consolidated statements comprehensive (loss) income, representing the portion of net income or loss and comprehensive income or loss attributable to the noncontrolling interest. The weighted average ownership percentages during the period are used to calculate the net income or loss and other comprehensive income or loss attributable to Switch, Inc. and the noncontrolling interest.
Switch, Inc. | Q1 2020 Form 10-Q | 24

Results of Operations
The following table sets forth our results of operations:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$128,096	$107,442
Cost of revenue	67,029	57,525
Gross profit	61,067	49,917
Selling, general and administrative expense	40,116	34,251
Income from operations	20,951	15,666
Other income (expense):
Interest expense, including amortization of debt issuance costs	(7,435)	(7,131)
Loss on interest rate swaps	(17,555)	(4,985)
Other	277	502
Total other expense	(24,713)	(11,614)
(Loss) income before income taxes	(3,762)	4,052
Income tax benefit (expense)	273	(206)
Net (loss) income	(3,489)	3,846
Less: net (loss) income attributable to noncontrolling interest	(2,273)	3,113
Net (loss) income attributable to Switch, Inc.	$(1,216)	$733

The following table sets forth the consolidated statements of operations data presented as a percentage of revenue. Amounts may not sum due to rounding.

	Three Months Ended March 31,
	2020	2019
Consolidated Statements of Operations Data:
Revenue	100%	100%
Cost of revenue	52	54
Gross profit	48	46
Selling, general and administrative expense	31	32
Income from operations	17	15
Other income (expense):
Interest expense, including amortization of debt issuance costs	(6)	(7)
Loss on interest rate swaps	(14)	(5)
Other	—	—
Total other expense	(19)	(11)
(Loss) income before income taxes	(2)	4
Income tax benefit (expense)	—	—
Net (loss) income	(2)	4
Less: net (loss) income attributable to noncontrolling interest	(1)	3
Net (loss) income attributable to Switch, Inc.	(1)%	1%

Switch, Inc. | Q1 2020 Form 10-Q | 25

Comparison of the Three Months Ended March 31, 2020 and 2019
Revenue

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Colocation	$101,214	$86,485	$14,729	17%
Connectivity	25,191	18,995	6,196	33%
Other	1,691	1,962	(271)	(14)%
Revenue	$128,096	$107,442	$20,654	19%
Revenue increased by $20.7 million, or 19%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase was primarily attributable to an increase of $14.7 million in colocation revenue. Of the overall increase, 56% was attributable to revenue from new customers initiating service after March 31, 2019, and the remaining 44% was attributable to increased revenue from existing customers. Additionally, during the three months ended March 31, 2020, connectivity revenue included $4.2 million in non-recurring sales-type lease revenue. There was no sales-type lease revenue during the three months ended March 31, 2019.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue	$67,029	$57,525	$9,504	17%
Gross margin	47.7%	46.5%
Cost of revenue increased by $9.5 million, or 17%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase was primarily attributable to increases of $3.4 million in depreciation and amortization expense due to additional property and equipment being placed into service, $2.8 million in costs related to sales-type lease transactions, $1.9 million in connectivity costs and facilities costs associated with increased occupancy as a result of expansion activities, and $1.4 million in salaries and related employee expenses largely due to an increase in headcount. There were no sales-type lease transactions during the three months ended March 31, 2019. Gross margin increased by 120 basis points for the three months ended March 31, 2020, compared to the three months ended March 31, 2019.
Selling, General and Administrative Expense

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Selling, general and administrative expense	$40,116	$34,251	$5,865	17%
Selling, general and administrative expense increased by $5.9 million, or 17%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase was primarily attributable to increases of $2.7 million in professional fees for accounting, consulting, and legal services and $1.5 million in salaries and related employee expenses, $2.2 million of which is largely due to an increase in headcount, partially offset by a decrease of $0.7 million in non-cash compensation expense primarily related to certain equity awards granted in 2017. Additionally, there were increases of $0.5 million in depreciation and amortization expense and $0.3 million in commission expense for commissions paid to partners.
Switch, Inc. | Q1 2020 Form 10-Q | 26

Other Income (Expense)

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(7,435)	$(7,131)	$(304)	4%
Loss on interest rate swaps	(17,555)	(4,985)	(12,570)	252%
Other	277	502	(225)	(45)%
Total other expense	$(24,713)	$(11,614)	$(13,099)	113%

Interest Expense
Interest expense increased by $0.3 million, or 4%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, resulting primarily from an increase in our weighted average debt outstanding due to borrowings on our revolving credit facility after the three months ended March 31, 2019. This was partially offset by a decrease in our weighted average interest rate from 4.75% during the three months ended March 31, 2019 to 3.72% during the three months ended March 31, 2020.
Loss on Interest Rate Swaps
Loss on interest rate swaps increased by $12.6 million, or 252%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase was driven by changes in the fair value of interest rate swaps largely from fluctuation in market interest rates.
Other
Other income decreased by $0.2 million, or 45%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The decrease was primarily due to a decrease in interest income earned on our cash equivalents.
Income Tax Benefit (Expense)

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Income tax benefit (expense)	$273	$(206)	$479	(233)%
During the three months ended March 31, 2020, we incurred $0.3 million of income tax benefit, compared to $0.2 million of income tax expense during the three months ended March 31, 2019. Income tax benefit (expense) is driven by our allocable share of Switch, Ltd.’s (loss) income before income taxes.

Net (Loss) Income Attributable to Noncontrolling Interest

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Net (loss) income attributable to noncontrolling interest	$(2,273)	$3,113	$(5,386)	(173)%

Net loss attributable to noncontrolling interest was $2.3 million for the three months ended March 31, 2020, compared to net income attributable to noncontrolling interest of $3.1 million for the three months ended March 31, 2019. The change was the result of Switch, Ltd. incurring a net loss during the three months ended March 31, 2020.

Switch, Inc. | Q1 2020 Form 10-Q | 27

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
As of March 31, 2020, we had $64.7 million in cash and cash equivalents. As of March 31, 2020, our total indebtedness was $877.7 million consisting of (i) $580.1 million principal from our term loan facility (net of debt issuance costs), (ii) $240.0 million from our revolving credit facility, and (iii) $57.6 million from our finance lease liabilities. As of March 31, 2020, we had access to $260.0 million in additional liquidity from our revolving credit facility. For the year ending December 31, 2020, we expect to incur $290 million to $340 million in capital expenditures for development and construction projects related to our expansion (excluding acquisitions of land); however, the exact amount will depend on a number of factors. We believe we have sufficient cash and access to liquidity, coupled with anticipated cash generated from operating activities, to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including repayment of the current portion of our debt as it becomes due and completion of our development projects. We also believe that our financial resources will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. The challenges posed by COVID-19 on our business are expected to evolve. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.
In addition, we are obligated to make payments under the Tax Receivable Agreement (“TRA”). Although the actual timing and amount of any payments we make under the TRA will vary, we expect those payments will be significant. Any payments we make under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us or to Switch, Ltd. and, to the extent we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us.
In May 2020, our board of directors authorized the repurchase by Switch, Ltd. of up to $20.0 million of its outstanding Common Units held by our founder members, with any unused amount from this authorization expiring on June 16, 2020.
Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31
	2020	2019
	(in thousands)
Net cash provided by operating activities	$62,558	$51,922
Net cash used in investing activities	(81,499)	(46,229)
Net cash provided by (used in) financing activities	58,931	(295)
Net increase in cash and cash equivalents	$39,990	$5,398
Cash Flows from Operating Activities
Cash from operating activities is primarily generated from operating income from our colocation and connectivity services.
Net cash provided by operating activities for the three months ended March 31, 2020 was $62.6 million, compared to $51.9 million for the three months ended March 31, 2019. The increase of $10.6 million was primarily due to increased operations in our expanded data center facilities and changes in our working capital accounts.
Cash Flows from Investing Activities
During the three months ended March 31, 2020, net cash used in investing activities was $81.5 million, primarily consisting of capital expenditures of $80.9 million related to the expansion of our data center facilities.
During the three months ended March 31, 2019, net cash used in investing activities was $46.2 million, primarily consisting of capital expenditures of $45.9 million related to the expansion of our data center facilities.

Switch, Inc. | Q1 2020 Form 10-Q | 28

Cash Flows from Financing Activities
During the three months ended March 31, 2020, net cash provided by financing activities was $58.9 million, primarily consisting of $70.0 million in proceeds from borrowings on our revolving credit facility, partially offset by distributions paid to noncontrolling interest of $4.2 million, payments of tax withholdings upon settlement of restricted stock unit awards of $4.0 million, and dividends paid of $2.8 million.
During the three months ended March 31, 2019, net cash used in financing activities was $0.3 million, consisting of repayments of borrowings outstanding under our term loan of $1.5 million and payments of tax withholdings upon settlement of restricted stock unit awards of $1.3 million, partially offset by a $2.5 million refund on deposits related to our substation finance lease.
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
The amended and restated credit agreement permits the issuance of letters of credit upon our request of up to $30.0 million. As of March 31, 2020, we had $240.0 million outstanding under the revolving credit facility accruing interest at an underlying variable rate of 2.69% and $260.0 million of availability. As of March 31, 2020, we had $580.1 million outstanding under the term loan (net of deferred debt issuance costs) with $400.0 million effectively fixed at 4.73% pursuant to interest rate swap agreements entered into in January and February 2019 and the remaining borrowings outstanding accruing interest at an underlying variable rate of 3.24%. Upon satisfying certain conditions, the amended and restated credit agreement provides that we can increase the amount available for borrowing under the credit facilities no more than five times (up to an additional $75.0 million in total, plus an additional amount subject to certain leverage restrictions) during the term of the amended and restated credit agreement.
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
The credit agreement contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations, subject to specified exceptions and baskets, on incurring additional debt, incurring additional liens, encumbrances or contingent liabilities, making investments in other persons or property, selling or disposing of our assets, merging with or acquiring other companies, liquidating or dissolving ourselves or any of the subsidiary guarantors, engaging in any business that is not otherwise a related line of business, engaging in certain transactions with affiliates, paying dividends or making certain other restricted payments, and making loans, advances or guarantees. The terms of the credit agreement also require compliance with the consolidated total leverage ratio (as defined in the amended and restated credit agreement) starting with the fiscal quarter ended June 30, 2017. As of March 31, 2020, the maximum consolidated total leverage ratio was 4.25 to 1.00. The maximum consolidated total leverage ratio decreases over time to, and remains at, 4.00 to 1.00 for the quarters ending September 30, 2020 and thereafter through maturity. We were in compliance with this and our other covenants under the credit agreement as of March 31, 2020.
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

Switch, Inc. | Q1 2020 Form 10-Q | 29

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements for any of the periods presented.
Contractual Obligations
In January and March 2020, we entered into two power purchase and sale agreements for electricity to purchase an aggregate firm commitment of 75 MW per energy hour for a term of one year starting on July 1, 2020, or a total purchase commitment of $23.8 million, inclusive of scheduling services. Additional franchise tax amounts may be due based on the data center location where the purchased power is used.
In January and March 2020, we borrowed an aggregate of $70.0 million under our revolving credit facility.
Outside of the aforementioned, and any routine transactions made in the ordinary course of business, there have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain word such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about:

•our goals and strategies;
•our expansion plans, including timing for such plans;
•our future business development, financial condition and results of operations;
•the expected growth of the data center market;
•our belief regarding the anticipated impact of COVID-19 on our business operations;
•our beliefs regarding our design technology and its advantages to our business and financial results;
•our beliefs regarding opportunities that exist in the data center market due to current industry limitations;
•our expectations regarding opportunities to grow penetration of existing customers and attract new customers;
•our beliefs regarding our competitive strengths and the value of our brand;
•our expectations regarding our revenue streams and drivers of future revenue;
•our expectations regarding our future expenses, including anticipated increases;
•our expectations regarding demand for, and market acceptance of, our services, including any new services;
•our expectations regarding our customer growth rate;
•our estimated capital expenditures for 2020;
•our beliefs regarding the sufficiency of our cash and access to liquidity, and cash generated from operating activities, to satisfy our working capital and capital expenditures for at least the next 12 months;
•our intentions regarding sources of financing for our operations and capital expenditures;
•the network effects associated with our business;
•our plans to further invest in and grow our business, and our ability to effectively manage our growth and associated investments;
Switch, Inc. | Q1 2020 Form 10-Q | 30

•our ability to timely and effectively scale and adapt our existing technology;
•our ability to successfully enter new markets;
•our expectations to enter into joint ventures, strategic collaborations and other similar arrangements;
•our beliefs regarding our ability to achieve reduced variability of power costs as an unbundled purchaser of energy;
•our beliefs that we have the necessary permits and approvals to operate our business and that our properties are in substantial compliance with applicable laws;
•our ability to maintain, protect and enhance our intellectual property and not infringe upon others’ intellectual property;
•our beliefs regarding the adequacy of our insurance coverage;
•our beliefs regarding the effectiveness of efforts to improve our internal control over financial reporting;
•our plans regarding our Common Unit repurchase program;
•our expectations regarding payment of dividends; and
•our expectations regarding payments under the TRA, contingent upon our taxable income and the applicable tax rate.

We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements in this Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. The most important factors that could prevent us from achieving our goals and cause the assumptions underlying forward-looking statements and the actual results to differ materially from those expressed in or implied by the forward-looking statements include, but are not limited to, the following:

•our ability to successfully implement our business strategies;
•our ability to effectively manage our growth and expansion plans;
•delays or unexpected costs in development and opening of data center facilities;
•any slowdown in demand for our existing data center resources;
•our ability to attract new customers and achieve sufficient customer demand to realize future expected returns on our investments;
•our ability to license space in our existing data centers, including in our new Keep Campus;
•the impact of epidemics, pandemics or outbreaks, including COVID-19, on our business and those of our customers and suppliers;
•the geographic concentration of our data centers in certain markets;
•local economic, credit and market conditions that impact our customers in these markets;
•the impact of delays or disruptions in third-party network connectivity;
•developments in the technology and data center industries in general that negatively impact us, including development of new technologies, adoption of new industry standards, declines in the technology industry or slowdown in the growth of the Internet;
•our ability to adapt to evolving technologies and customer demands in a timely and cost-effective manner;
•financial market fluctuations;
•our ability to obtain necessary capital to fund our capital requirements and our ability to continue to comply with covenants and terms in our credit instruments;
•our ability to generate sufficient cash flow to meet our debt service and working capital requirements;
•our ability to collect revenue on a timely basis;
•fluctuations in interest rates and increased operating costs, including power costs;
•significant disruptions, security breaches, including cyber security breaches, or system failures at any of our data center facilities;
•our ability to effectively compete in the data center market;
•the success of our strategic partnerships;
•our ability to protect our intellectual property rights and not infringe upon others’ intellectual property rights;
•loss of significant customers or key personnel;
•losses in excess of our insurance coverage, including due to natural disasters and other unforeseen damage;
•impact of the outcome of pending or future litigation;
•the impact of future changes in legislation and regulations, including changes in real estate and zoning laws, ABA, environmental and other laws that impact our business and industry;
Switch, Inc. | Q1 2020 Form 10-Q | 31

•the success of our solar project;
•future increases in real estate taxes;
•early termination of data center leases or inability to renew on commercially acceptable terms;
•our ability to successfully identity and consummate future joint ventures, acquisitions or other strategic transactions;
•our realization of any benefit from the TRA, our Common Unit repurchase plan and our organizational structure;
•our ability to sufficiently remediate the material weakness identified in our internal control over financial reporting;
•volatility of our stock price, including due to future issuances of our Class A common stock upon redemption or exchange of Common Units; and
•our ability to successfully estimate the impact of certain accounting and tax matters, including the effect on our company of adopting certain accounting pronouncements.

        The foregoing list of important factors does not include all such factors, nor necessarily present them in order of importance. In addition, you should consult other disclosures made by us (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by us. You should read this Form 10-Q, and the documents that we reference in this Form 10-Q and have filed with the SEC, and our Annual Report on Form 10-K for the year ended December 31, 2019, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

        Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
Item 3.Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to financial market risks, primarily in interest rates related to our debt obligations.
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. As of March 31, 2020, borrowings under our amended and restated credit agreement bear interest at a margin above LIBOR or base rate (each as defined in the amended and restated credit agreement) as selected by us. In January and February 2019, we entered into four interest rate swap agreements; whereby, we pay a weighted average fixed interest rate (excluding the applicable interest margin) of 2.48% on notional amounts corresponding to borrowings of $400.0 million in exchange for receipts on the same notional amount at a variable interest rate based on the applicable LIBOR at the time of payment. The interest rate swap agreements mature in June 2024. As of March 31, 2020, we had $423.5 million outstanding under our credit facilities with an underlying variable interest rate of 2.93%. As of March 31, 2020, a hypothetical increase or decrease of 100 basis points in LIBOR would cause our annual interest cost to change by $4.2 million.
As of March 31, 2020, we had cash and cash equivalents of $64.7 million with cash equivalents of $27.2 million held in money market funds. A hypothetical increase or decrease of 100 basis points in the interest rate on our cash equivalents held in money market funds as of March 31, 2020 would cause our annual interest income to change by $0.3 million.
Switch, Inc. | Q1 2020 Form 10-Q | 32

Item 4.Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2020, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, or the “Exchange Act”). Based on their evaluation, as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.
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
Material Weakness
As of December 31, 2019, we had a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The material weakness, which was identified in connection with the audit of our 2017 consolidated financial statements, related to an insufficient complement of resources with an appropriate level of accounting expertise, knowledge, and training commensurate with the complexity of our financial reporting matters. This material weakness led to pervasive immaterial adjustments to our annual and interim consolidated financial statements, inadequate review over account reconciliations and the inability to maintain segregation of duties over journal entries resulting in the lack of an effective control environment. We concluded this material weakness continued to exist as of March 31, 2020.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Switch, Inc. | Q1 2020 Form 10-Q | 33

Part II.Other Information
Item 1.Legal Proceedings.
On September 7, 2017, Switch, Ltd. and Switch, Inc. were named in a lawsuit filed in the U.S. District Court for the District of Nevada by V5 Technologies formerly d/b/a Cobalt Data Centers. The lawsuit alleges, among other things, that Switch, Ltd. and Switch, Inc. monopolized the Las Vegas Metropolitan area of Southern Nevada’s data center colocation market and engaged in unfair business practices leading to the failure of Cobalt Data Centers in 2015 and seeks monetary damages in an amount yet to be disclosed. Discovery closed in February 2020. In March 2020, both parties filed motions for summary judgment and are waiting for the court to rule on the motions. Switch, Ltd. and Switch, Inc. are vigorously defending the case.
On September 12, 2017, Switch, Ltd. filed a complaint in the Eighth Judicial District of Nevada against the consultant, Stephen Fairfax, and his business, MTechnology Inc. Among other claims, Switch raised allegations of breach of contract and misappropriation of trade secrets. The complaint also alleged that Aligned Data Centers LLC (“Aligned”) hired Mr. Fairfax and MTechnology Inc. to design their data centers; that this consultant had toured Switch under a non-disclosure agreement; and that this consultant breached his confidentiality agreements with Switch by using Switch’s designs to design the Aligned data centers. Switch, Ltd. is seeking an injunction to prevent the defendants in the lawsuit from infringing Switch, Ltd.’s patents, as well as other remedies. The parties are currently engaged in discovery.
Four substantially similar putative class action complaints, captioned Martz v. Switch, Inc. et al. (filed April 20, 2018); Palkon v. Switch, Inc. et al. (filed April 30, 2018); Chun v. Switch, Inc. et al. (filed May 11, 2018); and Silverberg v. Switch, Inc. et al. (filed June 6, 2018), were filed in the Eighth Judicial District of Nevada, and subsequently consolidated into a single case (the “State Court Securities Action”). Additionally, on June 11, 2018, one putative class action complaint captioned Cai v. Switch, Inc. et al. was filed in the United States District Court for the District of New Jersey (the “Federal Court Securities Action,” and collectively with the State Court Securities Action, the “Securities Actions”) and subsequently transferred to the Eighth Judicial District of Nevada in August 2018 and the federal court appointed Oscar Farach lead plaintiff. These lawsuits were filed against Switch, Inc., certain current and former officers and directors and certain underwriters of Switch, Inc.’s IPO alleging federal securities law violations in connection with the IPO. These lawsuits were brought by purported stockholders of Switch, Inc. seeking to represent a class of stockholders who purchased Class A common stock in or traceable to the IPO, and seek unspecified damages and other relief. In October 2018, the state court granted the defendants’ motion to stay the State Court Securities Action in favor of the Federal Court Securities Action, which stay was affirmed by the Nevada Supreme Court in September 2019. With respect to the Federal Court Securities Action, in July 2019, the federal court granted Switch, Inc.’s motion to dismiss in part, which narrowed the scope of the plaintiff’s case. In December 2019, Switch, Inc. filed a motion for judgment on the pleadings and the parties are waiting for the federal court to rule on the motion. The parties are currently engaged in discovery in the Federal Court Securities Action. Switch, Inc. believes that these lawsuits are without merit and intends to continue to vigorously defend against them.
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
Switch, Inc. | Q1 2020 Form 10-Q | 34

Item 1A.Risk Factors.
Except as provided below, there have been no material changes with respect to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.
Our business and those of our customers and suppliers may be adversely affected by epidemics, pandemics or other outbreaks.
The effects of epidemics, pandemics or other outbreaks of an illness, disease or virus are uncertain and difficult to predict. The COVID-19 pandemic is causing significant disruptions to the United States and global economies and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak is rapidly evolving, and any preventative or protective actions that we may take in response to COVID-19 or any other global health threat or pandemic may result in business and/or operational disruption.
Our customers’ businesses could be disrupted, which would affect their ability to make payments to us, and our revenues could be negatively affected. Additionally, global economic disruptors like COVID-19 could negatively impact our supply chain and cause delays in the construction or development of our data centers due to disruptions in the supply of materials or products or the inability of our contractors to perform on a timely basis or at all. It may not be possible to find replacement products or supplies and ongoing delays could affect our business and growth.
The extent to which COVID-19 impacts our and our customers’ operations will depend on future developments, which are highly uncertain and cannot be predicted, including, among others, the duration and severity of the outbreak, new information that might emerge, governmental measures, and the actions taken to contain COVID-19 or treat its impact. These and other potential impacts of epidemics, pandemics or other outbreaks of an illness, disease or virus could have a material adverse effect on our business, financial condition and results of operations.
Item 6.Exhibits.

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Articles of Incorporation of Switch, Inc.	8-K	3.1	10/11/2017
3.2		Amended and Restated Bylaws of Switch, Inc.	8-K	3.2	10/11/2017
10.1	*	Real Property Purchase Agreement, dated April 28, 2020, by and between Beltway Business Park, L.L.C. and NV LAS DEC, LLC.
31.1	*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statements
104	*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________________________________________
* Filed herewith.
# Furnished herewith.
Switch, Inc. | Q1 2020 Form 10-Q | 35

SIGNATURES
        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Switch, Inc. (Registrant)

Date:	May 11, 2020	/s/ Gabe Nacht
Gabe Nacht Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)