Form 10-Q
period 2020-06-30
Switch, Inc.
filed 2020-08-10
CIK 1710583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of August 6, 2020, the registrant had 108,934,512 shares of Class A common stock, 131,667,035 shares of Class B common stock, and no shares of Class C common stock outstanding.

Switch, Inc.

Part I.Financial Information
Item 1.Financial Statements (Unaudited).

Switch, Inc. | Q2 2020 Form 10-Q | 3

Switch, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,730	$24,721
Accounts receivable, net of allowance for credit losses of $676 and $309, respectively	16,573	23,365
Prepaid expenses	4,082	7,137
Other current assets, net of allowance for credit losses of $5 and $0, respectively	3,190	3,817
Total current assets	55,575	59,040
Property and equipment, net	1,630,119	1,551,117
Long-term deposit	3,217	3,429
Deferred income taxes	174,269	114,372
Other assets, net of allowance for credit losses of $77 and $0, respectively	44,270	45,785
TOTAL ASSETS	$1,907,450	$1,773,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt, current portion	$6,000	$6,000
Accounts payable	18,696	19,477
Accrued salaries and benefits	9,202	5,828
Accrued expenses	9,951	11,254
Accrued construction payables	21,621	37,269
Deferred revenue, current portion	12,868	14,991
Customer deposits	11,655	10,830
Interest rate swap liability, current portion	9,225	3,464
Operating lease liability, current portion	4,011	4,805
Finance lease liability, current portion	4	12
Total current liabilities	103,233	113,930
Long-term debt, net	832,775	745,372
Operating lease liability	24,355	26,142
Finance lease liability	57,570	57,614
Deferred revenue	23,576	27,852
Liabilities under tax receivable agreement	234,085	162,076
Other long-term liabilities	26,014	13,112
TOTAL LIABILITIES	1,301,608	1,146,098
Commitments and contingencies (Note 4)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value per share, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value per share, 750,000 shares authorized, 106,767 and 89,768 shares issued and outstanding, respectively	107	90
Class B common stock, $0.001 par value per share, 300,000 shares authorized, 133,796 and 151,047 shares issued and outstanding, respectively	134	151
Class C common stock, $0.001 par value per share, 75,000 shares authorized, none issued and outstanding	—	—
Additional paid in capital	238,471	204,711
Retained earnings	98	2,420
Accumulated other comprehensive income	79	79
Total Switch, Inc. stockholders’ equity	238,889	207,451
Noncontrolling interest	366,953	420,194
TOTAL STOCKHOLDERS’ EQUITY	605,842	627,645
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,907,450	$1,773,743

The accompanying condensed notes are an integral part of these consolidated financial statements.
Switch, Inc. | Q2 2020 Form 10-Q | 4

Switch, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$126,917	$111,970	$255,013	$219,412
Cost of revenue	68,198	58,117	135,227	115,642
Gross profit	58,719	53,853	119,786	103,770
Selling, general and administrative expense	33,438	32,919	73,554	67,170
Income from operations	25,281	20,934	46,232	36,600
Other income (expense):
Interest expense, including $409, $409, $818, and $818, respectively, in amortization of debt issuance costs	(6,693)	(7,541)	(14,128)	(14,672)
Loss on interest rate swaps	(4,143)	(8,781)	(21,698)	(13,766)
Other	271	518	548	1,020
Total other expense	(10,565)	(15,804)	(35,278)	(27,418)
Income before income taxes	14,716	5,130	10,954	9,182
Income tax expense	(1,380)	(458)	(1,107)	(664)
Net income	13,336	4,672	9,847	8,518
Less: net income attributable to noncontrolling interest	8,239	3,483	5,966	6,596
Net income attributable to Switch, Inc.	$5,097	$1,189	$3,881	$1,922

Net income per share (Note 8):
Basic	$0.05	$0.02	$0.04	$0.03
Diluted	$0.05	$0.02	$0.03	$0.03

Weighted average shares used in computing net income per share (Note 8):
Basic	104,987	77,714	99,676	66,686
Diluted	243,916	79,021	243,622	247,227

Other comprehensive income:
Foreign currency translation adjustment, net of tax of $0	—	—	—	—
Comprehensive income	13,336	4,672	9,847	8,518
Less: comprehensive income attributable to noncontrolling interest	8,239	3,483	5,966	6,596
Comprehensive income attributable to Switch, Inc.	$5,097	$1,189	$3,881	$1,922

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q2 2020 Form 10-Q | 5

Switch, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balance—December 31, 2019	89,768	$90	151,047	$151	$204,711	$2,420	$79	$420,194	$627,645
Cumulative adjustment due to adoption of new credit loss standard	—	—	—	—	—	(67)	—	(82)	(149)
Net loss	—	—	—	—	—	(1,216)	—	(2,273)	(3,489)
Equity-based compensation expense	—	—	—	—	4,973	—	—	2,551	7,524
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	630	—	—	—	(3,375)	—	—	(536)	(3,911)
Dividends declared ($0.0294 per share)	—	—	—	—	—	(2,891)	—	—	(2,891)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,304)	(4,304)
Exchanges of noncontrolling interest for Class A common stock	4,637	5	(4,637)	(5)	13,403	—	—	(13,403)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	(19,198)	—	—	—	(19,198)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	16,610	—	—	—	16,610
Balance—March 31, 2020	95,035	95	146,410	146	217,124	(1,754)	79	402,147	617,837
Net income	—	—	—	—	—	5,097	—	8,239	13,336
Equity-based compensation expense	—	—	—	—	5,416	—	—	2,094	7,510
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	16	—	—	—	(330)	—	—	209	(121)
Issuance of Class A common stock upon exercise of stock options	169	—	—	—	596	—	—	2,280	2,876
Issuance of restricted stock awards	59	—	—	—	—	—	—	—	—
Dividends declared ($0.0294 per share)	—	—	—	—	—	(3,245)	—	—	(3,245)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(3,934)	(3,934)
Exchanges of noncontrolling interest for Class A common stock	11,488	12	(11,488)	(12)	31,840	—	—	(31,840)	—
Repurchase of common units and cancellation of Class B common stock	—	—	(1,126)	—	(7,758)	—	—	(12,242)	(20,000)
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	(52,811)	—	—	—	(52,811)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	44,394	—	—	—	44,394
Balance—June 30, 2020	106,767	$107	133,796	$134	$238,471	$98	$79	$366,953	$605,842

Switch, Inc. | Q2 2020 Form 10-Q | 6

Switch, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands)
(unaudited)

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balance—December 31, 2018	55,218	$55	148,481	$149	42,945	$43	$140,191	$2,693	$79	$565,142	$708,352
Cumulative adjustment due to adoption of new revenue recognition standard	—	—	—	—	—	—	—	224	—	940	1,164
Net income	—	—	—	—	—	—	—	733	—	3,113	3,846
Equity-based compensation expense	—	—	—	—	—	—	4,160	—	—	3,985	8,145
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	463	1	—	—	—	—	(2,016)	—	—	705	(1,310)
Dividends declared ($0.0294 per share)	—	—	—	—	—	—	—	(1,728)	—	—	(1,728)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(6,006)	(6,006)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	—	—	(728)	—	—	—	(728)
Balance—March 31, 2019	55,681	56	148,481	149	42,945	43	141,607	1,922	79	567,879	711,735
Net income	—	—	—	—	—	—	—	1,189	—	3,483	4,672
Equity-based compensation expense	—	—	—	—	—	—	3,800	—	—	3,643	7,443
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	1	—	—	—	—	—	(195)	—	—	190	(5)
Issuance of restricted stock awards	80	—	—	—	—	—	—	—	—	—	—
Dividends declared ($0.0294 per share)	—	—	—	—	—	—	—	(2,389)	—	—	(2,389)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(4,934)	(4,934)
Exchanges of noncontrolling interest for Class A common stock	22,323	22	(22,323)	(22)	—	—	67,362	—	—	(67,362)	—
Repurchase of common units and cancellation of Class B common stock	—	—	(1,288)	(2)	—	—	(2,738)	—	—	(10,857)	(13,597)
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	—	—	(59,476)	—	—	—	(59,476)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	—	—	47,871	—	—	—	47,871
Balance—June 30, 2019	78,085	$78	124,870	$125	42,945	$43	$198,231	$722	$79	$492,042	$691,320

The accompanying condensed notes are an integral part of these consolidated financial statements.
Switch, Inc. | Q2 2020 Form 10-Q | 7

Switch, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,847	$8,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	68,531	58,415
Loss on disposal of property and equipment	98	107
Deferred income taxes	1,107	664
Amortization of debt issuance costs	818	818
Credit loss expense (benefit)	313	(72)
Unrealized loss on interest rate swaps	18,896	13,765
Equity-based compensation	15,034	15,588
Amortization of portfolio energy credits	765	685
Cost of revenue for sales-type leases	3,436	—
Changes in operating assets and liabilities:
Accounts receivable	4,034	970
Prepaid expenses	3,055	2,290
Other current assets	622	(127)
Other assets	1,159	1,348
Accounts payable	64	(493)
Accrued salaries and benefits	3,374	4,639
Accrued expenses	(1,303)	452
Deferred revenue	(6,399)	3,614
Customer deposits	825	100
Operating lease liabilities	(2,581)	(2,407)
Other long-term liabilities	(204)	81
Net cash provided by operating activities	121,491	108,955
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(166,452)	(100,131)
Proceeds from sale of property and equipment	2	18
Purchase of portfolio energy credits	(901)	(544)
Net cash used in investing activities	(167,351)	(100,657)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	90,000	—
Repayment of borrowings, including finance lease liabilities	(3,193)	(3,000)
Change in long-term deposit	1,618	2,537
Payment of tax withholdings upon settlement of restricted stock unit awards	(4,166)	(1,343)
Proceeds from exercise of stock options	2,876	—
Repurchase of common units	(20,000)	(13,597)
Dividends paid to Class A common stockholders	(5,930)	(3,932)
Distributions paid to noncontrolling interest	(8,336)	(10,354)
Net cash provided by (used in) financing activities	52,869	(29,689)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,009	(21,391)
CASH AND CASH EQUIVALENTS—Beginning of period	24,721	81,560
CASH AND CASH EQUIVALENTS—End of period	$31,730	$60,169

Switch, Inc. | Q2 2020 Form 10-Q | 8

Switch, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$13,432	$13,555
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
(Decrease) increase in liabilities incurred to acquire property and equipment	$(15,765)	$2,679
(Decrease) increase in accrued construction payables incurred related to long-term deposit	$(869)	$746
Increase in property and equipment related to transfer of long-term deposit	$244	$—
Increase in dividends payable on unvested restricted stock units	$206	$185
Decrease in noncontrolling interest as a result of exchanges for Class A common stock	$(45,243)	$(67,362)
Recognition of liabilities under tax receivable agreement	$72,009	$59,476
Increase in deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	$61,004	$47,143
Property and equipment obtained in exchange for new finance leases	$138	$37,923
(Decrease) increase in distributions payable on unvested common units	$(98)	$586
Dividends payable settled with shares of Class A common stock	$134	$28

The accompanying condensed notes are an integral part of these consolidated financial statements.
Switch, Inc. | Q2 2020 Form 10-Q | 9

Switch, Inc.
Condensed Notes to Consolidated Financial Statements
(unaudited)

Switch, Inc. | Q2 2020 Form 10-Q | 10

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
Management believes that the accompanying consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of these consolidated financial statements. The consolidated results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for any other future annual or interim period.
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

Switch, Inc. | Q2 2020 Form 10-Q | 11

Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2019. No other changes to significant accounting policies have occurred since the year ended December 31, 2019, with the exception of those detailed below.
Concentration of Credit and Other Risks
Although the Company operates primarily in Nevada, realization of its receivables and its future operations and cash flows could be affected by adverse economic conditions, both regionally and elsewhere in the United States. During the three months ended June 30, 2020 and 2019, the Company’s largest customer and its affiliates comprised 13% and 12%, respectively, of the Company’s revenue. During the six months ended June 30, 2020 and 2019, the Company’s largest customer and its affiliates comprised 14% and 12%, respectively, of the Company’s revenue. One customer accounted for 10% or more of total receivables as of June 30, 2020 and two customers, one of which was the Company’s largest customer and its affiliate, accounted for 10% or more of total receivables as of December 31, 2019.
Revenue Recognition
Contract Balances
The opening and closing balances of the Company’s contract assets, net of allowance for credit losses, and deferred revenue are as follows:

	Contract Assets, Current Portion(1)	Contract Assets(2)	Deferred Revenue, Current Portion(3)	Deferred Revenue(4)
	(in thousands)
December 31, 2019	496	3,216	14,991	27,852
June 30, 2020	272	3,610	12,868	23,576
Change	$(224)	$394	$(2,123)	$(4,276)
________________________________________
(1)  Amounts are included within other current assets on the Company’s consolidated balance sheets.
(2)  Amounts are included within other assets on the Company’s consolidated balance sheets.
(3)  Amounts include $3.8 million and $2.9 million of deferred revenue related to leases as of December 31, 2019 and June 30, 2020, respectively.
(4)  Amounts include $7.9 million and $2.6 million of deferred revenue related to leases as of December 31, 2019 and June 30, 2020, respectively.
The differences between the opening and closing balances of the Company’s deferred revenue primarily result from timing differences between the Company’s satisfaction of performance obligations and the associated customer payments. Revenue recognized from the balance of deferred revenue as of December 31, 2019 was $3.7 million during the three months ended June 30, 2020 and $10.3 million during the six months ended June 30, 2020. For the three and six months ended June 30, 2020 and 2019, no impairment losses related to contract assets were recognized on the consolidated statements of comprehensive income.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized in future periods. These amounts as of June 30, 2020 were $700.7 million, 38%, 46%, and 12% of which is expected to be recognized over the next year, one to three years, and three to five years, respectively, with the remainder recognized thereafter. The remaining performance obligations do not include estimates of variable consideration related to unsatisfied performance obligations, such as the usage of metered power, or any contracts that could be terminated without significant penalties.

Switch, Inc. | Q2 2020 Form 10-Q | 12

Fair Value Measurements
Information about the Company’s financial assets and liabilities measured at fair value on a recurring basis is presented below:

		June 30, 2020
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Liabilities:
Interest rate swaps	Interest rate swap liability, current portion	$9,225	$—	$9,225	$—
Interest rate swaps	Other long-term liabilities	$23,685	$—	$23,685	$—

		December 31, 2019
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Liabilities:
Interest rate swaps	Interest rate swap liability, current portion	$3,464	$—	$3,464	$—
Interest rate swaps	Other long-term liabilities	$10,550	$—	$10,550	$—
Transfers between levels of fair value hierarchy are recorded at the end of the reporting period during which the events or changes in circumstances that caused the transfers to occur. There were no transfers between levels of fair value hierarchy during the periods presented.
The fair value of interest rate swaps was measured using a present value of cash flow valuation technique based on forward yield curves for the same or similar financial instruments.
The estimated fair value of the Company’s long-term debt as of June 30, 2020 and December 31, 2019 was approximately $831.8 million and $755.0 million, respectively, compared to its carrying value, excluding debt issuance costs, of $842.0 million and $755.0 million, respectively. The estimated fair value of the Company’s long-term debt was based on Level 2 inputs using quoted market prices on or about June 30, 2020 and December 31, 2019, respectively.
Recent Accounting Pronouncements
ASU 2014-09–Revenue from Contracts with Customers and ASU 2016-02–Leases
In the fourth quarter of 2019, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU 2016-02, Leases (Topic 842) effective January 1, 2019, each using the modified retrospective approach. Results for the three and six months ended June 30, 2019 have been modified to reflect the adoption of this guidance each on January 1, 2019.
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
Switch, Inc. | Q2 2020 Form 10-Q | 13

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
ASU 2020-04–Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848)–Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in this update are elective and are effective upon issuance for all entities. The Company elected to adopt this guidance as it has LIBOR-based contracts extending beyond the expected discontinuation of LIBOR, including its term loan facility, revolving credit facility, and interest rate swap agreements. The Company has adopted this guidance as of March 31, 2020. The adoption of this guidance did not materially impact the Company’s consolidated financial statements.
Reclassification
The Company reclassified the current portion of its interest rate swap liability to present it separately from accrued expenses on the consolidated balance sheet as of December 31, 2019 to be consistent with the current period presentation. The reclassification had no impact on the Company’s financial condition, results of operations, or net cash flows.
Switch, Inc. | Q2 2020 Form 10-Q | 14

3. Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
Land and land improvements	$282,162	$223,877
Buildings, building improvements, and leasehold improvements	514,050	435,214
Substation equipment	19,780	19,780
Data center equipment	1,156,184	1,021,056
Vehicles	1,933	1,732
Core network equipment	39,114	36,572
Fiber facilities	14,111	13,180
Computer equipment, furniture and fixtures	44,683	39,057
Finance lease right-of-use assets	72,951	72,569
Construction in progress	120,265	254,750
Property and equipment, gross	2,265,233	2,117,787
Less: accumulated depreciation and amortization	(635,114)	(566,670)
Property and equipment, net	$1,630,119	$1,551,117
Accumulated amortization for finance lease right-of-use assets totaled $13.0 million and $11.7 million as of June 30, 2020 and December 31, 2019, respectively.
During the six months ended June 30, 2020 and 2019, capitalized interest was $2.4 million and $2.3 million, respectively.
The Company capitalized internal use software costs of $0.4 million and $0.5 million during the three months ended June 30, 2020 and 2019, respectively, and $0.5 million and $1.0 million during the six months ended June 30, 2020 and 2019, respectively.
In May 2020, the Company closed on an agreement with an entity in which a member of its Board of Directors has a beneficial ownership interest for the purchase of approximately two acres of land in Las Vegas, Nevada for $2.5 million.
Total depreciation and amortization of property and equipment recognized on the consolidated statements of comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$34,883	$29,014	$66,111	$56,824
Selling, general and administrative expense	1,130	843	2,420	1,591
Total depreciation and amortization of property and equipment	$36,013	$29,857	$68,531	$58,415

4. Commitments and Contingencies
Operating Leases
During the three months ended June 30, 2020 and 2019, lease costs related to operating leases were $2.1 million and $2.0 million, respectively. During each of the six months ended June 30, 2020 and 2019, lease costs related to operating leases were $3.9 million. Related party lease costs included in these amounts were $1.2 million and $1.3 million for the three months ended June 30, 2020 and 2019, respectively, and $2.4 million and $2.5 million for the six months ended June 30, 2020 and 2019, respectively.
Switch, Inc. | Q2 2020 Form 10-Q | 15

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
Four substantially similar putative class action complaints, captioned Martz v. Switch, Inc. et al. (filed April 20, 2018); Palkon v. Switch, Inc. et al. (filed April 30, 2018); Chun v. Switch, Inc. et al. (filed May 11, 2018); and Silverberg v. Switch, Inc. et al. (filed June 6, 2018), were filed in the Eighth Judicial District of Nevada, and subsequently consolidated into a single case (the “State Court Securities Action”). Additionally, on June 11, 2018, one putative class action complaint captioned Cai v. Switch, Inc. et al. was filed in the United States District Court for the District of New Jersey (the “Federal Court Securities Action,” and collectively with the State Court Securities Action, the “Securities Actions”) and subsequently transferred to the Eighth Judicial District of Nevada in August 2018 and the federal court appointed Oscar Farach lead plaintiff. These lawsuits were filed against Switch, Inc., certain current and former officers and directors and certain underwriters of Switch, Inc.’s IPO alleging federal securities law violations in connection with the IPO. These lawsuits were brought by purported stockholders of Switch, Inc. seeking to represent a class of stockholders who purchased Class A common stock in or traceable to the IPO, and seek unspecified damages and other relief. With respect to the Federal Court Securities Action, in July 2019, the federal court granted Switch, Inc.’s motion to dismiss in part, which narrowed the scope of the plaintiff’s case. In December 2019, Switch, Inc. filed a motion for judgment on the pleadings, and in July 2020, the federal court entered a judgment in favor of Switch, Inc. With respect to the State Court Securities Action, in October 2018, the state court granted the defendants’ motion to stay the State Court Securities Action in favor of the Federal Court Securities Action, which stay was affirmed by the Nevada Supreme Court in September 2019. The State Court Securities Action remains stayed until further order by the state court. Switch, Inc. believes that these lawsuits are without merit and intends to continue to vigorously defend against them.
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
5. Income Taxes
The Company recorded a net increase in deferred tax assets of $44.4 million and $61.0 million during the three and six months ended June 30, 2020, respectively, and $47.9 million and $47.1 million during the three and six months ended June 30, 2019, respectively, with a corresponding increase to additional paid in capital, resulting from
Switch, Inc. | Q2 2020 Form 10-Q | 16

changes in the outside basis difference on Switch, Inc.’s investment in Switch, Ltd. The Company has determined it is more-likely-than-not that it will be able to realize this deferred tax asset in the future.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in March 2020. The Company does not expect the provisions of the CARES Act to have a significant impact on the effective tax rate or the deferred income tax positions of the Company.
Tax Receivable Agreement
The Company has recorded a liability under the tax receivable agreement of $234.1 million and $162.1 million as of June 30, 2020 and December 31, 2019, respectively, which provides for the payment of 85% of the amount of the tax benefits, if any, that Switch, Inc. is deemed to realize as a result of increases in the tax basis of its ownership in Switch, Ltd. related to exchanges of noncontrolling interest for Class A common stock. No amounts are expected to be paid within the next 12 months.
6. Equity-Based Compensation
Total equity-based compensation recognized on the consolidated statements of comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$470	$381	$940	$754
Selling, general and administrative expense	7,040	7,062	14,094	14,834
Total equity-based compensation	$7,510	$7,443	$15,034	$15,588

7. Noncontrolling Interest
Ownership
Switch, Inc. owns a minority economic interest in Switch, Ltd., where “economic interests” means the right to receive any distributions, whether cash, property or securities of Switch, Ltd., in connection with Common Units. Switch, Inc. presents interest held by noncontrolling interest holders within noncontrolling interest in the consolidated financial statements. During the six months ended June 30, 2020, Switch, Inc. issued an aggregate of 16.1 million shares of Class A common stock to members of Switch, Ltd. in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Switch, Inc.’s Class B common stock. Such retired shares of Class B common stock may not be reissued. The redemptions occurred pursuant to the terms of the Switch operating agreement entered into in connection with the Company’s IPO.
In February 2020, Switch, Inc.’s Board of Directors authorized the repurchase by Switch, Ltd. of up to $20.0 million of its outstanding Common Units, which authorization expired unused on March 17, 2020. In addition, in May 2020, Switch, Inc.’s Board of Directors authorized the repurchase by Switch, Ltd. of up to $20.0 million of its outstanding Common Units held by Founder Members, with any unused amount from this authorization expiring on June 16, 2020. Repurchases under the Common Unit repurchase program were funded from Switch’s existing cash and cash equivalents. In May 2020, Switch, Ltd. elected to repurchase 1.1 million of its outstanding Common Units for $20.0 million from Founder Members. Pursuant to this repurchase, Switch, Inc. canceled and retired an equivalent amount of its shares of Class B common stock, and such shares may not be reissued. As of June 30, 2020, the Company had no repurchase authority remaining.
Switch, Inc. | Q2 2020 Form 10-Q | 17

The ownership of the Common Units is summarized as follows:

	June 30, 2020		December 31, 2019
	Units	Ownership %	Units	Ownership %
	(units in thousands)
Switch, Inc.’s ownership of Common Units(1)	106,708	44.8%	89,688	37.8%
Noncontrolling interest holders’ ownership of Common Units(2)	131,404	55.2%	147,859	62.2%
Total Common Units	238,112	100.0%	237,547	100.0%
________________________________________
(1) Common Units held by Switch, Inc. exclude 59,000 and 80,000 Common Units underlying unvested restricted stock awards as of June 30, 2020 and December 31, 2019, respectively.
(2) Common Units held by noncontrolling interest holders exclude 2.4 million and 3.2 million unvested Common Unit awards as of June 30, 2020 and December 31, 2019, respectively.
The Company uses the weighted average ownership percentages during the period to calculate the income before income taxes attributable to Switch, Inc. and the noncontrolling interest holders of Switch, Ltd.
8. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Net income per share:
Numerator—basic:
Net income attributable to Switch, Inc.—basic	$5,097	$1,189	$3,881	$1,922
Numerator—diluted:
Net income attributable to Switch, Inc.—basic	$5,097	$1,189	$3,881	$1,922
Effect of dilutive securities:
Shares of Class B and Class C common stock	6,253	—	4,598	5,098
Net income attributable to Switch, Inc.—diluted	$11,350	$1,189	$8,479	$7,020
Denominator—basic:
Weighted average shares outstanding—basic	104,987	77,714	99,676	66,686
Net income per share—basic	$0.05	$0.02	$0.04	$0.03
Denominator—diluted:
Weighted average shares outstanding—basic	104,987	77,714	99,676	66,686
Weighted average effect of dilutive securities:
Stock options	1,615	627	1,392	334
Restricted stock units	1,224	618	1,030	464
Dividend equivalent units	30	22	30	20
Restricted stock awards	55	40	57	37
Shares of Class B and Class C common stock	136,005	—	141,437	179,686
Weighted average shares outstanding—diluted	243,916	79,021	243,622	247,227
Net income per share—diluted	$0.05	$0.02	$0.03	$0.03
Shares of Class B and Class C common stock do not share in the earnings or losses of Switch, Inc. and are therefore not participating securities. As such, separate calculations of basic and diluted net income per share for each of Class B and Class C common stock under the two-class method have not been presented.

Switch, Inc. | Q2 2020 Form 10-Q | 18

The following table presents potentially dilutive securities excluded from the computation of diluted net income per share for the periods presented because their effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Stock options(1)	1,117	6,288	1,117	6,288
Restricted stock units(1)	—	1,518	—	1,518
Restricted stock awards(1)	—	80	—	80
Shares of Class B and Class C common stock(2)	—	167,815	—	—
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
9. Segment Reporting
The Company’s chief operating decision maker is its Chief Executive Officer. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. All of the Company’s assets are maintained in the United States, although the Company holds an equity method investment in SUPERNAP International, S.A., which has deployed facilities in Italy and Thailand. The Company derives almost all of its revenue from sales to customers in the United States, based upon the billing address of the customer. Revenue derived from customers outside the United States, based upon the billing address of the customer, was less than 2% of revenue for each of the three and six months ended June 30, 2020 and 2019.
The Company’s revenue is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Colocation	$102,621	$90,963	$203,835	$177,448
Connectivity	22,753	19,589	47,944	38,584
Other	1,543	1,418	3,234	3,380
Total revenue	$126,917	$111,970	$255,013	$219,412

10. Subsequent Events
In July and August 2020, Switch, Inc. issued an aggregate of 1.7 million and 0.4 million shares, respectively, of Class A common stock to members of Switch, Ltd. in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of shares of Class B common stock. Such retired shares of Class B common stock may not be reissued. The redemptions occurred pursuant to the terms of the Switch operating agreement entered into in connection with the Company’s IPO.
In August 2020, Switch, Inc.’s Board of Directors declared a dividend of $0.05 per share of Class A common stock, for a total estimated to be $5.4 million, to be paid on August 31, 2020 to holders of record as of August 18, 2020. Prior to the payment of this dividend, Switch, Ltd. will make a cash distribution to all holders of record of Common Units, including Switch, Inc., of $0.05 per Common Unit, for a total estimated to be $12.0 million.
In August 2020, the Company borrowed $20.0 million under its revolving credit facility.
Switch, Inc. | Q2 2020 Form 10-Q | 19

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
We presently own and operate four primary campus locations, called Primes, which encompass 12 colocation facilities with an aggregate of up to 4.7 million gross square feet (“GSF”) of space. Our Primes consist of The Core Campus in Las Vegas, Nevada; The Citadel Campus near Reno, Nevada; The Pyramid Campus in Grand Rapids, Michigan; and The Keep Campus in Atlanta, Georgia, which opened during the first quarter of 2020. In addition to our Primes, we hold a 50% ownership interest in SUPERNAP International, S.A. (“SUPERNAP International”), which has deployed facilities in Italy and Thailand. Until March 31, 2018, we accounted for this ownership interest under the equity method of accounting.
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
Factors that May Influence Future Results of Operations
Impact of COVID-19. In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a pandemic, which continues to be spread throughout the U.S. and the world. The impact from the rapidly changing market and economic conditions due to the COVID-19 outbreak is uncertain, disrupting the business of our customers, and may impact our business, consolidated results of operations, and financial condition in the future. While we have not incurred significant disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to the business of our customers, partners and vendors, the impact and functioning of the global financial markets and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.
Switch, Inc. | Q2 2020 Form 10-Q | 20

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
Growth and Expansion Activities. Our future revenue growth will depend on our ability to maintain our existing revenue base while expanding and increasing utilization at our existing and developing Prime Campus locations. Our existing Prime Campus locations currently encompass 12 colocation facilities with an aggregate of up to 4.7 million GSF of space and up to 490 megawatts (“MW”) of power. As of June 30, 2020, the utilization rates at these Prime Campuses, based on currently available cabinets, were approximately 93%, 86%, 72%, and 23% at The Core Campus, The Citadel Campus, The Pyramid Campus, and The Keep Campus, respectively. Additionally, each of our existing Primes has room for further expansion. We may be unable to attract customers to our data centers or retain them for a number of reasons, including if we fail to provide competitive pricing terms, provide space that is deemed to be inferior to that of our competitors or are unable to provide services that our existing and potential customers desire.
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
Capital Expenditures. Our growth and expansion initiatives require significant capital. The costs of constructing, developing, operating and maintaining data centers, and growing our operations are substantial. While we strive to match the growth of our facilities to the demand for services, we still must spend significant amounts before we receive any revenue. If we are unable to generate sufficient capital to meet our anticipated capital requirements, our growth could slow and operations could be adversely affected. Our maintenance capital expenditures were $3.2 million and $3.5 million for the six months ended June 30, 2020 and 2019, respectively.
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
Switch, Inc. | Q2 2020 Form 10-Q | 21

Key Metrics and Non-GAAP Financial Measures
We monitor the following unaudited key metrics and financial measures, some of which are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Recurring revenue	$122,729	$109,582	$243,215	$214,073
Capital expenditures	$85,554	$54,185	$166,452	$100,131
Adjusted EBITDA	$69,116	$58,841	$130,605	$112,679
Adjusted EBITDA margin	54.5%	52.6%	51.2%	51.4%
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

The following table sets forth a reconciliation of recurring revenue to total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Recurring revenue	$122,729	$109,582	$243,215	$214,073
Non-recurring revenue	4,188	2,388	11,798	5,339
Revenue	$126,917	$111,970	$255,013	$219,412
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
Switch, Inc. | Q2 2020 Form 10-Q | 22

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
The following table sets forth a reconciliation of our net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$13,336	$4,672	$9,847	$8,518
Interest expense	6,693	7,541	14,128	14,672
Interest income(1)	(44)	(257)	(77)	(565)
Income tax expense	1,380	458	1,107	664
Depreciation and amortization of property and equipment	36,013	29,857	68,531	58,415
Loss on disposal of property and equipment	38	64	98	107
Equity-based compensation	7,510	7,443	15,034	15,588
Shareholder-related litigation expense	47	282	239	1,514
Loss on interest rate swaps	4,143	8,781	21,698	13,766
Adjusted EBITDA	$69,116	$58,841	$130,605	$112,679
________________________________________
(1)  Interest income is included in the “Other” line of other income (expense) in our consolidated statements of comprehensive income.
Components of Results of Operations
Revenue
During the three and six months ended June 30, 2020 and 2019, we derived more than 95% of our revenue from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing and leasing of cabinet space and power and (2) connectivity services, which include cross-connects, broadband services and external connectivity. The remainder of our revenue is from non-recurring revenue, which primarily includes installation services related to a customer’s initial deployment. The majority of our revenue contracts are classified as licenses, with the exception of certain contracts that contain lease components. Based on the current growth stage of our business, we expect increases in revenue to be driven primarily by increases in volume, rather than changes in the prices we charge to our customers.
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
Switch, Inc. | Q2 2020 Form 10-Q | 23

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
Switch, Inc. | Q2 2020 Form 10-Q | 24

Results of Operations
The following table sets forth our results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$126,917	$111,970	$255,013	$219,412
Cost of revenue	68,198	58,117	135,227	115,642
Gross profit	58,719	53,853	119,786	103,770
Selling, general and administrative expense	33,438	32,919	73,554	67,170
Income from operations	25,281	20,934	46,232	36,600
Other income (expense):
Interest expense, including amortization of debt issuance costs	(6,693)	(7,541)	(14,128)	(14,672)
Loss on interest rate swaps	(4,143)	(8,781)	(21,698)	(13,766)
Other	271	518	548	1,020
Total other expense	(10,565)	(15,804)	(35,278)	(27,418)
Income before income taxes	14,716	5,130	10,954	9,182
Income tax expense	(1,380)	(458)	(1,107)	(664)
Net income	13,336	4,672	9,847	8,518
Less: net income attributable to noncontrolling interest	8,239	3,483	5,966	6,596
Net income attributable to Switch, Inc.	$5,097	$1,189	$3,881	$1,922

The following table sets forth the consolidated statements of operations data presented as a percentage of revenue. Amounts may not sum due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue	54	52	53	53
Gross profit	46	48	47	47
Selling, general and administrative expense	26	29	29	31
Income from operations	20	19	18	17
Other income (expense):
Interest expense, including amortization of debt issuance costs	(5)	(7)	(6)	(7)
Loss on interest rate swaps	(3)	(8)	(9)	(6)
Other	—	—	—	—
Total other expense	(8)	(14)	(14)	(12)
Income before income taxes	12	5	4	4
Income tax expense	(1)	—	—	—
Net income	11	4	4	4
Less: net income attributable to noncontrolling interest	6	3	2	3
Net income attributable to Switch, Inc.	4%	1%	2%	1%

Switch, Inc. | Q2 2020 Form 10-Q | 25

Comparison of the Three Months Ended June 30, 2020 and 2019
Revenue

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Colocation	$102,621	$90,963	$11,658	13%
Connectivity	22,753	19,589	3,164	16%
Other	1,543	1,418	125	9%
Revenue	$126,917	$111,970	$14,947	13%
Revenue increased by $14.9 million, or 13%, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The increase was primarily attributable to an increase of $11.7 million in colocation revenue. Of the overall increase, 19% was attributable to revenue from new customers initiating service after June 30, 2019, and the remaining 81% was attributable to increased revenue from existing customers. Additionally, during the three months ended June 30, 2020, connectivity revenue included $0.6 million in non-recurring sales-type lease revenue. There was no sales-type lease revenue during the three months ended June 30, 2019.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue	$68,198	$58,117	$10,081	17%
Gross margin	46.3%	48.1%
Cost of revenue increased by $10.1 million, or 17%, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The increase was primarily attributable to increases of $5.9 million in depreciation and amortization expense due to additional property and equipment being placed into service, $2.3 million in connectivity costs and facilities costs associated with increased occupancy as a result of expansion activities, $1.1 million in salaries and related employee expenses largely due to a decrease in capitalized labor during the three months ended June 30, 2020, and $0.6 million in costs related to sales-type lease transactions. There were no sales-type lease transactions during the three months ended June 30, 2019. Gross margin decreased by 180 basis points for the three months ended June 30, 2020, compared to the three months ended June 30, 2019.
Selling, General and Administrative Expense

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Selling, general and administrative expense	$33,438	$32,919	$519	2%
Selling, general and administrative expense increased by $0.5 million, or 2%, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The increase was primarily attributable to increases of $1.7 million in salaries and related employee expenses due to an increase in headcount and $0.6 million in property taxes, partially offset by a decrease of $1.8 million in accounting, legal, and other professional service fees.
Switch, Inc. | Q2 2020 Form 10-Q | 26

Other Income (Expense)

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(6,693)	$(7,541)	$848	(11)%
Loss on interest rate swaps	(4,143)	(8,781)	4,638	(53)%
Other	271	518	(247)	(48)%
Total other expense	$(10,565)	$(15,804)	$5,239	(33)%

Interest Expense
Interest expense decreased by $0.8 million, or 11%, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The decrease was primarily due to a decrease in our weighted average interest rate from 4.74% during the three months ended June 30, 2019 to 2.59% during the three months ended June 30, 2020, partially offset by an increase in our weighted average debt outstanding during the three months ended June 30, 2020 from borrowings on our revolving credit facility.
Loss on Interest Rate Swaps
Loss on interest rate swaps decreased by $4.6 million, or 53%, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The decrease was driven by changes in the fair value of interest rate swaps largely from fluctuation in market interest rates.
Other
Other income decreased by $0.2 million, or 48%, for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The decrease was primarily due to a decrease in interest income earned on our cash equivalents.
Income Tax Expense

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Income tax expense	$(1,380)	$(458)	$(922)	201%
Income tax expense was $1.4 million for the three months ended June 30, 2020, compared to $0.5 million for the three months ended June 30, 2019. Income tax expense is driven by our allocable share of Switch, Ltd.’s income before income taxes.

Net Income Attributable to Noncontrolling Interest

	Three Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Net income attributable to noncontrolling interest	$8,239	$3,483	$4,756	137%

Net income attributable to noncontrolling interest was $8.2 million for the three months ended June 30, 2020, compared to $3.5 million for the three months ended June 30, 2019. The change was the result of an increase in net income during the three months ended June 30, 2020.
Switch, Inc. | Q2 2020 Form 10-Q | 27

Comparison of the Six Months Ended June 30, 2020 and 2019
Revenue

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Colocation	$203,835	$177,448	$26,387	15%
Connectivity	47,944	38,584	9,360	24%
Other	3,234	3,380	(146)	(4)%
Revenue	$255,013	$219,412	$35,601	16%
Revenue increased by $35.6 million, or 16%, for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The increase was primarily attributable to an increase of $26.4 million in colocation revenue. Of the overall increase, 12% was attributable to revenue from new customers initiating service after June 30, 2019, and the remaining 88% was attributable to increased revenue from existing customers. Additionally, during the six months ended June 30, 2020, connectivity revenue included $4.8 million in non-recurring sales-type lease revenue. There was no sales-type lease revenue during the six months ended June 30, 2019.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue	$135,227	$115,642	$19,585	17%
Gross margin	47.0%	47.3%
Cost of revenue increased by $19.6 million, or 17%, for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The increase was primarily attributable to increases of $9.3 million in depreciation and amortization expense due to additional property and equipment being placed into service, $4.2 million in connectivity costs and facilities costs associated with increased occupancy as a result of expansion activities, $3.4 million in costs related to sales-type lease transactions, and $2.4 million in salaries and related employee expenses largely due to a decrease in capitalized labor during the six months ended June 30, 2020. There were no sales-type lease transactions during the six months ended June 30, 2019. Gross margin decreased by 30 basis points for the six months ended June 30, 2020, compared to the six months ended June 30, 2019.
Selling, General and Administrative Expense

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Selling, general and administrative expense	$73,554	$67,170	$6,384	10%
Selling, general and administrative expense increased by $6.4 million, or 10%, for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The increase was primarily attributable to an increase of $3.2 million in salaries and related employee expenses, $3.9 million of which is largely due to an increase in headcount, partially offset by a decrease of $0.7 million in non-cash compensation expense primarily related to certain equity awards granted in 2017. Additionally, there were increases of $0.9 million in professional fees for accounting, consulting, and legal services, $0.8 million in depreciation and amortization expense, $0.8 million in property taxes, and $0.5 million in commission expense paid to partners.
Switch, Inc. | Q2 2020 Form 10-Q | 28

Other Income (Expense)

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Other income (expense):
Interest expense	(14,128)	(14,672)	$544	(4)%
Loss on interest rate swaps	(21,698)	(13,766)	(7,932)	58%
Other	548	1,020	(472)	(46)%
Total other expense	$(35,278)	$(27,418)	$(7,860)	29%

Interest Expense
Interest expense decreased by $0.5 million, or 4%, for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The decrease was primarily due to a decrease in our weighted average interest rate from 4.74% during the six months ended June 30, 2019 to 3.13% during the six months ended June 30, 2020, partially offset by an increase in our weighted average debt outstanding during the six months ended June 30, 2020 from borrowings on our revolving credit facility.
Loss on Interest Rate Swaps
Loss on interest rate swaps increased by $7.9 million, or 58%, for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The increase was driven by changes in the fair value of interest rate swaps largely from fluctuation in market interest rates.
Other
Other income decreased by $0.5 million, or 46%, for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The decrease was primarily due to a decrease in interest income earned on our cash equivalents.
Income Tax Expense

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Income tax expense	$(1,107)	$(664)	$(443)	67%
Income tax expense was $1.1 million for the six months ended June 30, 2020 compared to $0.7 million for the six months ended June 30, 2019. Income tax expense is driven by our allocable share of Switch, Ltd.’s income before income taxes.

Net Income Attributable to Noncontrolling Interest

	Six Months Ended June 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Net income attributable to noncontrolling interest	$5,966	$6,596	$(630)	(10)%

Net income attributable to noncontrolling interest was $6.0 million for the six months ended June 30, 2020, compared to $6.6 million for the six months ended June 30, 2019. The change was primarily due to a decrease in ownership by noncontrolling interest holders.

Switch, Inc. | Q2 2020 Form 10-Q | 29

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
As of June 30, 2020, we had $31.7 million in cash and cash equivalents. As of June 30, 2020, our total indebtedness was $896.3 million consisting of (i) $578.8 million principal from our term loan facility (net of debt issuance costs), (ii) $260.0 million from our revolving credit facility, and (iii) $57.5 million from our finance lease liabilities. As of June 30, 2020, we had access to $240.0 million in additional liquidity from our revolving credit facility. For the year ending December 31, 2020, we expect to incur $290 million to $340 million in capital expenditures for development and construction projects related to our expansion (excluding acquisitions of land); however, the exact amount will depend on a number of factors. We believe we have sufficient cash and access to liquidity, coupled with anticipated cash generated from operating activities, to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including repayment of the current portion of our debt as it becomes due and completion of our development projects. We also believe that our financial resources will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. The challenges posed by COVID-19 on our business are expected to evolve. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.
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
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$121,491	$108,955
Net cash used in investing activities	(167,351)	(100,657)
Net cash provided by (used in) financing activities	52,869	(29,689)
Net increase (decrease) in cash and cash equivalents	$7,009	$(21,391)
Cash Flows from Operating Activities
Cash from operating activities is primarily generated from operating income from our colocation and connectivity services.
Net cash provided by operating activities for the six months ended June 30, 2020 was $121.5 million, compared to $109.0 million for the six months ended June 30, 2019. The increase of $12.5 million was primarily due to increased operations in our expanded data center facilities and changes in our working capital accounts.
Cash Flows from Investing Activities
During the six months ended June 30, 2020, net cash used in investing activities was $167.4 million, primarily consisting of capital expenditures of $166.5 million related to the expansion of our data center facilities.
During the six months ended June 30, 2019, net cash used in investing activities was $100.7 million, primarily consisting of capital expenditures of $100.1 million related to the expansion of our data center facilities.

Switch, Inc. | Q2 2020 Form 10-Q | 30

Cash Flows from Financing Activities
During the six months ended June 30, 2020, net cash provided by financing activities was $52.9 million, primarily consisting of $90.0 million in proceeds from borrowings on our revolving credit facility, partially offset by $20.0 million for the repurchase of common units, $8.3 million in distributions paid to noncontrolling interest, $5.9 million in dividends paid, and $4.2 million for payments of tax withholdings upon settlement of restricted stock unit awards.
During the six months ended June 30, 2019, net cash used in financing activities was $29.7 million, primarily consisting of $13.6 million for the repurchase of common units, $10.4 million in distributions paid to noncontrolling interest, and $3.9 million in dividends paid.
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
The amended and restated credit agreement permits the issuance of letters of credit upon our request of up to $30.0 million. As of June 30, 2020, we had $260.0 million outstanding under the revolving credit facility accruing interest at an underlying variable rate of 1.93% and $240.0 million of availability. As of June 30, 2020, we had $578.8 million outstanding under the term loan (net of deferred debt issuance costs) with $400.0 million effectively fixed at 4.73% pursuant to interest rate swap agreements entered into in January and February 2019 and the remaining borrowings outstanding accruing interest at an underlying variable rate of 2.43%. Upon satisfying certain conditions, the amended and restated credit agreement provides that we can increase the amount available for borrowing under the credit facilities no more than five times (up to an additional $75.0 million in total, plus an additional amount subject to certain leverage restrictions) during the term of the amended and restated credit agreement.
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
The credit agreement contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations, subject to specified exceptions and baskets, on incurring additional debt, incurring additional liens, encumbrances or contingent liabilities, making investments in other persons or property, selling or disposing of our assets, merging with or acquiring other companies, liquidating or dissolving ourselves or any of the subsidiary guarantors, engaging in any business that is not otherwise a related line of business, engaging in certain transactions with affiliates, paying dividends or making certain other restricted payments, and making loans, advances or guarantees. The terms of the credit agreement also require compliance with the consolidated total leverage ratio (as defined in the amended and restated credit agreement) starting with the fiscal quarter ended June 30, 2017. As of June 30, 2020, the maximum consolidated total leverage ratio was 4.25 to 1.00. The maximum consolidated total leverage ratio decreases over time to, and remains at, 4.00 to 1.00 for the quarters ending September 30, 2020 and thereafter through maturity. We were in compliance with this and our other covenants under the credit agreement as of June 30, 2020.
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

Switch, Inc. | Q2 2020 Form 10-Q | 31

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements for any of the periods presented.
Contractual Obligations
In January and March 2020, we entered into two power purchase and sale agreements for electricity to purchase an aggregate firm commitment of 75 MW per energy hour for a term of one year starting on July 1, 2020. In June 2020, we entered into an additional power purchase and sale agreement for electricity to purchase an incremental firm commitment of five MW per energy hour for a term of one month starting on July 1, 2020, or a total purchase commitment of $24.0 million, inclusive of scheduling services. Additional franchise tax amounts may be due based on the data center location where the purchased power is used.
During the six months ended June 30, 2020, we borrowed an aggregate of $90.0 million under our revolving credit facility. In August 2020, we borrowed an additional $20.0 million under our revolving credit facility.
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
Switch, Inc. | Q2 2020 Form 10-Q | 32

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
•our beliefs regarding the merits of pending litigation;
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
•fluctuations in interest rates, including the impact of any discontinuance, modification or other reform of LIBOR, or the establishment of alternative reference rates;
•increased operating costs, including power costs;
•significant disruptions, security breaches, including cyber security breaches, or system failures at any of our data center facilities;
•our ability to effectively compete in the data center market;
•the success of our strategic partnerships;
•our ability to protect our intellectual property rights and not infringe upon others’ intellectual property rights;
Switch, Inc. | Q2 2020 Form 10-Q | 33

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
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. As of June 30, 2020, borrowings under our amended and restated credit agreement bear interest at a margin above LIBOR or base rate (each as defined in the amended and restated credit agreement) as selected by us. In January and February 2019, we entered into four interest rate swap agreements; whereby, we pay a weighted average fixed interest rate (excluding the applicable interest margin) of 2.48% on notional amounts corresponding to borrowings of $400.0 million in exchange for receipts on the same notional amount at a variable interest rate based on the applicable LIBOR at the time of payment. The interest rate swap agreements mature in June 2024. As of June 30, 2020, we had $442.0 million outstanding under our credit facilities with an underlying variable interest rate of 2.14%. As of June 30, 2020, a hypothetical increase or decrease of 100 basis points in LIBOR would cause our annual interest cost to change by $4.4 million.
Switch, Inc. | Q2 2020 Form 10-Q | 34

Item 4.Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2020, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, or the “Exchange Act”). Based on their evaluation, as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.
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
The material weakness, which was identified in connection with the audit of our 2017 consolidated financial statements, related to an insufficient complement of resources with an appropriate level of accounting expertise, knowledge, and training commensurate with the complexity of our financial reporting matters. This material weakness led to pervasive immaterial adjustments to our annual and interim consolidated financial statements, inadequate review over account reconciliations and the inability to maintain segregation of duties over journal entries resulting in the lack of an effective control environment. We concluded this material weakness continued to exist as of June 30, 2020.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Switch, Inc. | Q2 2020 Form 10-Q | 35

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
Four substantially similar putative class action complaints, captioned Martz v. Switch, Inc. et al. (filed April 20, 2018); Palkon v. Switch, Inc. et al. (filed April 30, 2018); Chun v. Switch, Inc. et al. (filed May 11, 2018); and Silverberg v. Switch, Inc. et al. (filed June 6, 2018), were filed in the Eighth Judicial District of Nevada, and subsequently consolidated into a single case (the “State Court Securities Action”). Additionally, on June 11, 2018, one putative class action complaint captioned Cai v. Switch, Inc. et al. was filed in the United States District Court for the District of New Jersey (the “Federal Court Securities Action,” and collectively with the State Court Securities Action, the “Securities Actions”) and subsequently transferred to the Eighth Judicial District of Nevada in August 2018 and the federal court appointed Oscar Farach lead plaintiff. These lawsuits were filed against Switch, Inc., certain current and former officers and directors and certain underwriters of Switch, Inc.’s IPO alleging federal securities law violations in connection with the IPO. These lawsuits were brought by purported stockholders of Switch, Inc. seeking to represent a class of stockholders who purchased Class A common stock in or traceable to the IPO, and seek unspecified damages and other relief. With respect to the Federal Court Securities Action, in July 2019, the federal court granted Switch, Inc.’s motion to dismiss in part, which narrowed the scope of the plaintiff’s case. In December 2019, Switch, Inc. filed a motion for judgment on the pleadings, and in July 2020, the federal court entered a judgment in favor of Switch, Inc. With respect to the State Court Securities Action, in October 2018, the state court granted the defendants’ motion to stay the State Court Securities Action in favor of the Federal Court Securities Action, which stay was affirmed by the Nevada Supreme Court in September 2019. The State Court Securities Action remains stayed until further order by the state court. Switch, Inc. believes that these lawsuits are without merit and intends to continue to vigorously defend against them.
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
Switch, Inc. | Q2 2020 Form 10-Q | 36

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
Item 6.Exhibits.

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Articles of Incorporation of Switch, Inc.	8-K	3.1	10/11/2017
3.2		Amended and Restated Bylaws of Switch, Inc.	8-K	3.2	10/11/2017
31.1	*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*	The following financial statements from the Company’s Quarterly Report on Form 10-Q, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iii) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and (v) Condensed Notes to Consolidated Financial Statements
104	*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________________________________________
* Filed herewith.
# Furnished herewith.
Switch, Inc. | Q2 2020 Form 10-Q | 37

SIGNATURES
        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Switch, Inc. (Registrant)

Date:	August 10, 2020	/s/ Gabe Nacht
Gabe Nacht Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)