Form 10-Q
period 2020-09-30
Switch, Inc.
filed 2020-11-09
CIK 1710583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☑
As of November 5, 2020, the registrant had 118,983,644 shares of Class A common stock, 121,639,784 shares of Class B common stock, and no shares of Class C common stock outstanding.

Switch, Inc.

Part I.Financial Information
Item 1.Financial Statements (Unaudited).

Switch, Inc. | Q3 2020 Form 10-Q | 3

Switch, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$156,081	$24,721
Accounts receivable, net of allowance for credit losses of $589 and $309, respectively	16,480	23,365
Prepaid expenses	5,449	7,137
Other current assets, net of allowance for credit losses of $3 and $0, respectively	2,761	3,817
Total current assets	180,771	59,040
Property and equipment, net	1,675,229	1,551,117
Long-term deposit	3,754	3,429
Deferred income taxes	177,669	114,372
Other assets, net of allowance for credit losses of $81 and $0, respectively	47,965	45,785
TOTAL ASSETS	$2,085,388	$1,773,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt, current portion	$6,000	$6,000
Accounts payable	18,134	19,477
Accrued salaries and benefits	13,408	5,828
Accrued expenses	12,396	11,254
Accrued construction payables	25,788	37,269
Deferred revenue, current portion	14,476	14,991
Customer deposits	11,828	10,830
Interest rate swap liability, current portion	9,332	3,464
Operating lease liability, current portion	3,819	4,805
Finance lease liability, current portion	4	12
Total current liabilities	115,185	113,930
Long-term debt, net	984,821	745,372
Operating lease liability	26,359	26,142
Finance lease liability	57,543	57,614
Deferred revenue	23,564	27,852
Liabilities under tax receivable agreement	243,690	162,076
Other long-term liabilities	25,143	13,112
TOTAL LIABILITIES	1,476,305	1,146,098
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value per share, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value per share, 750,000 shares authorized, 108,955 and 89,768 shares issued and outstanding, respectively	109	90
Class B common stock, $0.001 par value per share, 300,000 shares authorized, 131,667 and 151,047 shares issued and outstanding, respectively	132	151
Class C common stock, $0.001 par value per share, 75,000 shares authorized, none issued and outstanding	—	—
Additional paid in capital	242,955	204,711
(Accumulated deficit) retained earnings	(325)	2,420
Accumulated other comprehensive income	79	79
Total Switch, Inc. stockholders’ equity	242,950	207,451
Noncontrolling interest	366,133	420,194
TOTAL STOCKHOLDERS’ EQUITY	609,083	627,645
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,085,388	$1,773,743

The accompanying condensed notes are an integral part of these consolidated financial statements.
Switch, Inc. | Q3 2020 Form 10-Q | 4

Switch, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$128,785	$122,353	$383,798	$341,765
Cost of revenue	74,348	63,504	209,575	179,146
Gross profit	54,437	58,849	174,223	162,619
Selling, general and administrative expense	31,516	36,869	105,070	104,039
Income from operations	22,921	21,980	69,153	58,580
Other income (expense):
Interest expense, including $439, $409, $1,257, and $1,227, respectively, in amortization of debt issuance costs and original issue discount	(6,554)	(7,351)	(20,682)	(22,023)
Loss on interest rate swaps	(1,559)	(3,926)	(23,257)	(17,692)
Loss on extinguishment of debt	(245)	—	(245)	—
Other	185	244	733	1,264
Total other expense	(8,173)	(11,033)	(43,451)	(38,451)
Income before income taxes	14,748	10,947	25,702	20,129
Income tax expense	(1,515)	(867)	(2,622)	(1,531)
Net income	13,233	10,080	23,080	18,598
Less: net income attributable to noncontrolling interest	8,027	7,133	13,993	13,729
Net income attributable to Switch, Inc.	$5,206	$2,947	$9,087	$4,869

Net income per share (Note 9):
Basic	$0.05	$0.04	$0.09	$0.07
Diluted	$0.05	$0.03	$0.08	$0.06

Weighted average shares used in computing net income per share (Note 9):
Basic	108,690	84,135	102,703	72,566
Diluted	111,565	247,142	243,553	247,193

Other comprehensive income:
Foreign currency translation adjustment, net of tax of $0	—	—	—	—
Comprehensive income	13,233	10,080	23,080	18,598
Less: comprehensive income attributable to noncontrolling interest	8,027	7,133	13,993	13,729
Comprehensive income attributable to Switch, Inc.	$5,206	$2,947	$9,087	$4,869

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q3 2020 Form 10-Q | 5

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

Switch, Inc. | Q3 2020 Form 10-Q | 6

Switch, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands)
(unaudited)

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balance—June 30, 2020	106,767	$107	133,796	$134	$238,471	$98	$79	$366,953	$605,842
Net income	—	—	—	—	—	5,206	—	8,027	13,233
Equity-based compensation expense	—	—	—	—	5,419	—	—	1,697	7,116
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	51	—	—	—	(1,538)	—	—	1,207	(331)
Issuance of Class A common stock upon exercise of stock options	7	—	—	—	57	—	—	68	125
Dividends declared ($0.05 per share)	—	—	—	—	—	(5,629)	—	—	(5,629)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(6,583)	(6,583)
Exchanges of noncontrolling interest for Class A common stock	2,129	2	(2,129)	(2)	5,236	—	—	(5,236)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	(9,605)	—	—	—	(9,605)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	4,915	—	—	—	4,915
Balance—September 30, 2020	108,955	$109	131,667	$132	$242,955	$(325)	$79	$366,133	$609,083

Switch, Inc. | Q3 2020 Form 10-Q | 7

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

Switch, Inc. | Q3 2020 Form 10-Q | 8

Switch, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands)
(unaudited)

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balance—June 30, 2019	78,085	$78	124,870	$125	42,945	$43	$198,231	$722	$79	$492,042	$691,320
Net income	—	—	—	—	—	—	—	2,947	—	7,133	10,080
Equity-based compensation expense	—	—	—	—	—	—	3,960	—	—	3,350	7,310
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	18	—	—	—	—	—	(708)	—	—	612	(96)
Issuance of restricted stock awards	—	—	—	—	—	—	—	—	—	—	—
Dividends declared ($0.0294 per share)	—	—	—	—	—	—	—	(2,579)	—	—	(2,579)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(4,725)	(4,725)
Exchanges of noncontrolling interest for Class A common stock	6,254	6	(6,254)	(6)	—	—	18,550	—	—	(18,550)	—
Repurchase of common units and cancellation of Class B common stock	—	—	(834)	(1)	—	—	(4,850)	—	—	(6,257)	(11,108)
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	—	—	(20,505)	—	—	—	(20,505)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	—	—	15,671	—	—	—	15,671
Balance—September 30, 2019	84,357	$84	117,782	$118	42,945	$43	$210,349	$1,090	$79	$473,605	$685,368

The accompanying condensed notes are an integral part of these consolidated financial statements.
Switch, Inc. | Q3 2020 Form 10-Q | 9

Switch, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,080	$18,598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	105,322	88,841
Loss on disposal of property and equipment	283	148
Deferred income taxes	2,622	1,531
Amortization of debt issuance costs and original issue discount	1,257	1,227
Credit loss expense (benefit)	308	(107)
Unrealized loss on interest rate swaps	18,085	17,449
Loss on extinguishment of debt	245	—
Equity-based compensation	22,150	22,898
Amortization of portfolio energy credits	1,381	1,236
Cost of revenue for sales-type leases	3,436	1,082
Changes in operating assets and liabilities:
Accounts receivable	4,250	2,493
Prepaid expenses	1,688	(172)
Net investment in sales-type leases	—	(4,275)
Other current assets	1,053	(148)
Other assets	846	2,384
Accounts payable	2,709	2,691
Accrued salaries and benefits	7,580	7,368
Accrued expenses	1,048	1,441
Deferred revenue	(4,803)	11,689
Customer deposits	998	480
Operating lease liabilities	(3,883)	(3,638)
Other long-term liabilities	(320)	6
Net cash provided by operating activities	189,335	173,222
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(249,096)	(221,296)
Proceeds from sale of property and equipment	2	33
Purchase of portfolio energy credits	(1,381)	(1,095)
Net cash used in investing activities	(250,475)	(222,358)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	710,000	70,000
Repayment of borrowings, including finance lease liabilities	(465,221)	(4,526)
Payment of debt issuance costs and original issue discount	(5,960)	—
Change in long-term deposit	1,491	2,144
Payment of tax withholdings upon settlement of restricted stock unit awards	(4,508)	(1,441)
Proceeds from exercise of stock options	3,001	—
Repurchase of common units	(20,000)	(24,705)
Dividends paid to Class A common stockholders	(11,377)	(6,412)
Distributions paid to noncontrolling interest	(14,926)	(15,006)
Net cash provided by financing activities	192,500	20,054
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	131,360	(29,082)
CASH AND CASH EQUIVALENTS—Beginning of period	24,721	81,560
CASH AND CASH EQUIVALENTS—End of period	$156,081	$52,478

Switch, Inc. | Q3 2020 Form 10-Q | 10

Switch, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$18,946	$20,677
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
(Decrease) increase in liabilities incurred to acquire property and equipment	$(16,323)	$10,519
(Decrease) increase in accrued construction payables incurred related to long-term deposit	$(459)	$814
Increase in property and equipment related to transfer of long-term deposit	$244	$—
Increase in accounts payable related to long-term deposit	$—	$501
Increase in dividends payable on unvested restricted stock units	$388	$284
Increase in liabilities incurred related to deferred debt issuance costs	$1,087	$—
Decrease in noncontrolling interest as a result of exchanges for Class A common stock	$(50,479)	$(85,912)
Recognition of liabilities under tax receivable agreement	$81,614	$79,981
Increase in deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	$65,919	$62,814
Right-of-use assets obtained in exchange for new operating leases	$3,114	$44
Property and equipment obtained in exchange for new finance leases	$138	$37,923
(Decrease) increase in distributions payable on unvested common units	$(105)	$659
Dividends payable settled with shares of Class A common stock	$145	$30

The accompanying condensed notes are an integral part of these consolidated financial statements.
Switch, Inc. | Q3 2020 Form 10-Q | 11

Switch, Inc.
Condensed Notes to Consolidated Financial Statements
(unaudited)

Switch, Inc. | Q3 2020 Form 10-Q | 12

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
Management believes that the accompanying consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of these consolidated financial statements. The consolidated results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020, or for any other future annual or interim period.
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

Switch, Inc. | Q3 2020 Form 10-Q | 13

Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2019. No other changes to significant accounting policies have occurred since December 31, 2019, with the exception of those detailed below.
Concentration of Credit and Other Risks
Although the Company operates primarily in Nevada, realization of its receivables and its future operations and cash flows could be affected by adverse economic conditions, both regionally and elsewhere in the United States. During the three months ended September 30, 2020 and 2019, the Company’s largest customer and its affiliates comprised 14% and 13%, respectively, of the Company’s revenue. During the nine months ended September 30, 2020 and 2019, the Company’s largest customer and its affiliates comprised 14% and 12%, respectively, of the Company’s revenue. No customer accounted for 10% or more of total receivables as of September 30, 2020 and two customers, one of which was the Company’s largest customer and its affiliate, accounted for 10% or more of total receivables as of December 31, 2019.
Revenue Recognition
Contract Balances
The opening and closing balances of the Company’s contract assets, net of allowance for credit losses, and deferred revenue are as follows:

	Contract Assets, Current Portion(1)	Contract Assets(2)	Deferred Revenue, Current Portion(3)	Deferred Revenue(4)
	(in thousands)
December 31, 2019	$496	$3,216	$14,991	$27,852
September 30, 2020	179	3,732	14,476	23,564
Change	$(317)	$516	$(515)	$(4,288)
________________________________________
(1)     Amounts are included within other current assets on the Company’s consolidated balance sheets.
(2)     Amounts are included within other assets on the Company’s consolidated balance sheets.
(3)     Amounts include $3.8 million and $2.3 million of deferred revenue related to leases as of December 31, 2019 and September 30, 2020, respectively.
(4)     Amounts include $7.9 million and $2.6 million of deferred revenue related to leases as of December 31, 2019 and September 30, 2020, respectively.
The differences between the opening and closing balances of the Company’s deferred revenue primarily result from timing differences between the Company’s satisfaction of performance obligations and the associated customer payments. Revenue recognized from the balance of deferred revenue as of December 31, 2019 was $2.4 million during the three months ended September 30, 2020 and $12.7 million during the nine months ended September 30, 2020. For the three and nine months ended September 30, 2020 and 2019, no impairment losses related to contract assets were recognized on the consolidated statements of comprehensive income.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized in future periods. These amounts as of September 30, 2020 were $711.7 million, 39%, 48%, and 9% of which is expected to be recognized over the next year, one to three years, and three to five years, respectively, with the remainder recognized thereafter. The remaining performance obligations do not include estimates of variable consideration related to unsatisfied performance obligations, such as the usage of metered power, or any contracts that could be terminated without significant penalties.

Switch, Inc. | Q3 2020 Form 10-Q | 14

Fair Value Measurements
Information about the Company’s financial assets and liabilities measured at fair value on a recurring basis is presented below:

		September 30, 2020
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Assets:
Cash equivalents	Cash and cash equivalents	$118,346	$118,346	$—	$—
Liabilities:
Interest rate swaps	Interest rate swap liability, current portion	$9,332	$—	$9,332	$—
Interest rate swaps	Other long-term liabilities	$22,767	$—	$22,767	$—

		December 31, 2019
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Liabilities:
Interest rate swaps	Interest rate swap liability, current portion	$3,464	$—	$3,464	$—
Interest rate swaps	Other long-term liabilities	$10,550	$—	$10,550	$—
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
Recent Accounting Pronouncements
ASU 2014-09–Revenue from Contracts with Customers and ASU 2016-02–Leases
In the fourth quarter of 2019, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU 2016-02, Leases (Topic 842) effective January 1, 2019, each using the modified retrospective approach. Results for the three and nine months ended September 30, 2019 have been modified to reflect the adoption of this guidance on January 1, 2019.
ASU 2016-13–Financial Instruments–Credit Losses
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). Under this guidance, a company is required to use a new forward-looking “expected loss” model for trade and other receivables that generally results in the earlier recognition of allowances for losses. In April 2019, the FASB issued ASU 2019-04, which, among other amendments, allows for certain policy elections and practical expedients related to accrued interest on financial instruments. In May 2019, the FASB issued ASU 2019-05, which granted targeted transition relief by allowing entities to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost. In November 2019, the FASB issued ASU 2019-10 and ASU 2019-11, which addressed certain aspects of the guidance related to effective dates, expected recoveries, troubled debt restructurings, accrued interest receivables, and financial assets secured by collateral. In February and March 2020, the FASB also issued ASU 2020-02 and ASU 2020-03, respectively, which provide certain amendments and improvements to sections of ASU 2016-13.
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
Switch, Inc. | Q3 2020 Form 10-Q | 15

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
ASU 2018-13–Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework–Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. In addition, in November 2018, the FASB issued ASU 2018-19, which provides clarifications and improvements on sections of ASU 2018-13. The Company adopted this guidance retrospectively as of March 31, 2020. The adoption of this guidance did not materially impact the Company’s consolidated financial statements.
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
ASU 2020-04–Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848)–Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 are elective and provide optional expedients and exceptions to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The Company elected to adopt this guidance prospectively as of March 31, 2020 as it has LIBOR-based contracts extending beyond the expected discontinuation of LIBOR, including its term loan facility, revolving credit facility, and interest rate swap agreements. The adoption of this guidance did not materially impact the Company’s consolidated financial statements.
ASU 2020-10–Codification Improvements
In October 2020, the FASB issued ASU 2020-10, Codification Improvements (“ASU 2020-10”). The amendments in ASU 2020-10 improve codification by ensuring that all guidance that includes an option for an entity to provide information in the notes to financial statements is codified within the disclosure section of the codification. The Company early adopted this guidance retrospectively as of July 1, 2020. The early adoption of this guidance did not materially impact the Company’s consolidated financial statements.
Reclassification
The Company reclassified the current portion of its interest rate swap liability to present it separately from accrued expenses on the consolidated balance sheet as of December 31, 2019 to be consistent with the current period presentation. The reclassification had no impact on the Company’s financial condition, results of operations, or net cash flows.
Switch, Inc. | Q3 2020 Form 10-Q | 16

3. Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Land and land improvements	$283,800	$223,877
Buildings, building improvements, and leasehold improvements	518,266	435,214
Substation equipment	19,780	19,780
Data center equipment	1,196,670	1,021,056
Vehicles	1,945	1,732
Core network equipment	39,604	36,572
Fiber facilities	14,225	13,180
Computer equipment, furniture and fixtures	44,910	39,057
Finance lease right-of-use assets	72,951	72,569
Construction in progress	154,443	254,750
Property and equipment, gross	2,346,594	2,117,787
Less: accumulated depreciation and amortization	(671,365)	(566,670)
Property and equipment, net	$1,675,229	$1,551,117
Accumulated amortization for finance lease right-of-use assets totaled $13.6 million and $11.7 million as of September 30, 2020 and December 31, 2019, respectively.
During the nine months ended September 30, 2020 and 2019, capitalized interest was $3.0 million and $3.9 million, respectively.
In May 2020, the Company purchased approximately two acres of land in Las Vegas, Nevada for $2.5 million from an entity in which a member of its Board of Directors has a beneficial ownership interest.
Total depreciation and amortization of property and equipment recognized on the consolidated statements of comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$35,614	$29,427	$101,725	$86,251
Selling, general and administrative expense	1,177	999	3,597	2,590
Total depreciation and amortization of property and equipment	$36,791	$30,426	$105,322	$88,841

4. Long-Term Debt
Long-term debt consists of the following as of:

	September 30,	December 31,
	2020	2019
	(in thousands)
Senior Unsecured Notes Due 2028	$600,000	$—
Term Loan Facility	400,000	585,000
Revolving Credit Facility	—	170,000
Long-term debt, gross	1,000,000	755,000
Less: unamortized debt issuance costs and original issue discount	(9,179)	(3,628)
	990,821	751,372
Less: long-term debt, current	(6,000)	(6,000)
Long-term debt, net	$984,821	$745,372

Switch, Inc. | Q3 2020 Form 10-Q | 17

Credit Agreement
In June 2017, Switch, Ltd. entered into an amended and restated credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and certain other lenders, consisting of a $600.0 million term loan facility (the “Term Loan Facility”), maturing on June 27, 2024, and a $500.0 million revolving credit facility (the “Revolving Credit Facility,” and, together with the Term Loan Facility, the “Credit Facilities”), maturing on June 27, 2022. In September 2020, Switch, Ltd. entered into a second amendment to the Credit Agreement (“Amended Credit Agreement”) to, among other things, extend the maturity of the Revolving Credit Facility to June 27, 2023, modify the ratio used for the financial covenant and certain basket availability tests from a consolidated total leverage ratio to a consolidated secured leverage ratio, and refresh or increase certain baskets for restricted payments, investments, and junior debt payments. In connection with this amendment, certain lenders exited the Revolving Credit Facility and a partial repayment was applied to the Term Loan Facility to reduce its principal amount to $400.0 million. As a result, the Company recorded a $0.2 million loss on extinguishment of debt during the three and nine months ended September 30, 2020.
The Term Loan Facility continues to be subject to quarterly amortization payments of $1.5 million, followed by a final payment of $379.0 million in June 2024.
The Amended Credit Agreement contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on incurring additional debt, incurring additional liens, encumbrances or contingent liabilities, and paying distributions or making certain other restricted payments (with certain exceptions and baskets, including a restricted payment basket of $50.0 million per fiscal year). The Amended Credit Agreement also requires Switch, Ltd. to maintain compliance with the consolidated secured leverage ratio (as defined in the Amended Credit Agreement) of 4.00 to 1.00 for each fiscal quarter.
Senior Unsecured Notes Due 2028
In September 2020, Switch, Ltd. (the “Issuer”) issued $600.0 million aggregate principal amount of its 3.75% senior unsecured notes due 2028 (the “Notes”), pursuant to an indenture (the “Indenture”) by and among the Issuer, the guarantors named therein and U.S. Bank National Association, as trustee. A portion of the net proceeds was used to repay outstanding borrowings on the Revolving Credit Facility and reduce the principal amount of the Term Loan Facility.
The Notes bear interest at the rate of 3.75% per annum, payable in cash semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2021. The Notes mature on September 15, 2028 and are fully and unconditionally guaranteed on a senior unsecured basis by each of the Issuer’s current and future domestic restricted subsidiaries that guarantee its obligations under its Credit Facilities.
Prior to September 15, 2023, the Issuer may redeem the Notes, in whole or in part, at a redemption price of 100% of the principal amount thereof, plus a “make-whole” premium set forth in the Indenture, plus accrued and unpaid interest. In addition, prior to September 15, 2023, the Issuer may redeem up to 40% of the aggregate principal amount of the Notes at a redemption price equal to 103.75% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds from one or more equity offerings. On or after September 15, 2023, the Issuer may redeem some or all of the Notes at a redemption price decreasing annually from 101.875% of the principal amount to 100% of the principal amount, plus accrued and unpaid interest.
In the event of a change of control triggering event (as defined in the Indenture), the Issuer will be required to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus any accrued and unpaid interest. If holders of not less than 90.0% in aggregate principal amount of the outstanding Notes validly tender in connection with any tender offer or other offer to purchase the Notes (including pursuant to a change of control offer, an alternate offer, or an offer to purchase with the proceeds from any asset disposition, all as described in the indenture), the Issuer will have the right to redeem the remaining Notes outstanding following such purchase at a cash redemption price equal to the applicable price paid to holders in such purchase, plus accrued and unpaid interest.
The Notes are general unsecured obligations of the Issuer and the guarantors. Under the terms of the Indenture, the Notes rank equally in right of payment with all of the Issuer’s and the guarantors’ existing and future senior indebtedness, and rank contractually senior in right of payment to the Issuer’s and the guarantors’ future indebtedness and other obligations that are expressly subordinated in right of payment to the Notes. The Notes are effectively subordinated to the Issuer’s and the guarantors’ existing and future secured indebtedness, including secured indebtedness under the Credit Facilities, to the extent of the value of the assets securing such indebtedness. The Notes and guarantees are structurally subordinated to all existing and future indebtedness and liabilities of the Issuer’s subsidiaries that do not guarantee the Notes.
Switch, Inc. | Q3 2020 Form 10-Q | 18

The Indenture contains covenants that, subject to exceptions and qualifications, among other things, limit the Issuer’s ability and the ability of its Restricted Subsidiaries (as defined in the Indenture) to incur additional indebtedness and guarantee indebtedness, pay dividends or make other distributions or repurchase or redeem Switch, Inc.’s capital stock, prepay, redeem or repurchase certain indebtedness, issue certain preferred stock or similar equity securities, make loans and investments, dispose of assets, incur liens, enter into transactions with affiliates, enter into agreements restricting the ability to pay dividends, and consolidate, merge or sell all or substantially all assets.
The Indenture contains customary events of default including, without limitation, failure to make required payments, failure to comply with certain agreements or covenants, cross-acceleration to certain other indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, and failure to pay certain judgments. An event of default under the notes will allow either the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Notes to accelerate, or in certain cases, will automatically cause the acceleration of the maturity of all outstanding Notes.
Fair Value
The estimated fair value of the Company’s long-term debt as of September 30, 2020 and December 31, 2019 was approximately $1.01 billion and $755.0 million, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount, of $1.00 billion and $755.0 million, respectively. The estimated fair value of the Company’s long-term debt was based on Level 2 inputs using quoted market prices on or about September 30, 2020 and December 31, 2019, respectively.
5. Commitments and Contingencies
Operating Leases
During the three months ended September 30, 2020 and 2019, lease costs related to operating leases were $1.8 million and $2.0 million, respectively. During the nine months ended September 30, 2020 and 2019, lease costs related to operating leases were $5.7 million and $5.9 million, respectively. Related party lease costs included in these amounts were $1.1 million and $1.4 million for the three months ended September 30, 2020 and 2019, respectively, and $3.5 million and $3.9 million for the nine months ended September 30, 2020 and 2019, respectively.
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
Four substantially similar putative class action complaints, captioned Martz v. Switch, Inc. et al. (filed April 20, 2018); Palkon v. Switch, Inc. et al. (filed April 30, 2018); Chun v. Switch, Inc. et al. (filed May 11, 2018); and Silverberg v. Switch, Inc. et al. (filed June 6, 2018), were filed in the Eighth Judicial District of Nevada, and subsequently consolidated into a single case (the “State Court Securities Action”). Additionally, on June 11, 2018, one putative class action complaint captioned Cai v. Switch, Inc. et al. was filed in the United States District Court for the District of New Jersey (the “Federal Court Securities Action,” and collectively with the State Court Securities Action, the “Securities Actions”) and subsequently transferred to the Eighth Judicial District of Nevada in August 2018 and the federal court appointed Oscar Farach lead plaintiff. These lawsuits were filed against Switch, Inc., certain current and former officers and directors and certain underwriters of Switch, Inc.’s IPO alleging federal securities law violations in connection with the IPO. These lawsuits were brought by purported stockholders of Switch, Inc. seeking to represent a class of stockholders who purchased Class A common stock in or traceable to the IPO, and
Switch, Inc. | Q3 2020 Form 10-Q | 19

seek unspecified damages and other relief. With respect to the Federal Court Securities Action, in July 2019, the federal court granted Switch, Inc.’s motion to dismiss in part, which narrowed the scope of the plaintiff’s case. In December 2019, Switch, Inc. filed a motion for judgment on the pleadings, and in July 2020, the federal court entered a judgment in favor of Switch, Inc. In October 2020, Switch, Inc. filed a motion to dismiss in the State Court Securities Action, and a hearing is scheduled for January 2021. Switch, Inc. believes that these lawsuits are without merit and intends to continue to vigorously defend against them.
On September 10, 2018, two purported stockholders of Switch, Inc. filed substantially similar shareholder derivative complaints, respectively captioned Liu v. Roy et al., and Zhao v. Roy et al., in the Eighth Judicial District of Nevada, which were subsequently consolidated into a single case (the “Derivative Shareholder Action”). These lawsuits allege breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement against certain current and former officers and directors of Switch, Inc. The plaintiffs also named Switch, Inc. as a nominal defendant. The complaints arise generally from the same allegations described in the State Court Securities Action and Federal Court Securities Action. The plaintiffs seek unspecified damages on Switch, Inc.’s behalf from the officer and director defendants, certain corporate governance actions, compensatory awards, and other relief. In December 2019, the court granted the parties’ stipulation to stay the Derivative Shareholder Action until the earlier of any of the following events: the Securities Actions are resolved with prejudice as to each defendant or a motion for summary judgment is resolved in the Federal Court Securities Action. Because the State Court Securities Action is still pending, the Derivative Shareholder Action remains stayed.
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
6. Income Taxes
The Company recorded net increases in deferred tax assets of $4.9 million and $65.9 million during the three and nine months ended September 30, 2020, respectively, and $15.7 million and $62.8 million during the three and nine months ended September 30, 2019, respectively, with a corresponding increase to additional paid in capital, resulting from changes in the outside basis difference on Switch, Inc.’s investment in Switch, Ltd. The Company has determined it is more-likely-than-not that it will be able to realize this deferred tax asset in the future.
The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in March 2020. The Company does not expect the provisions of the CARES Act to have a significant impact on the effective tax rate or the deferred income tax positions of the Company.
Tax Receivable Agreement
The Company has recorded a liability under the tax receivable agreement of $243.7 million and $162.1 million as of September 30, 2020 and December 31, 2019, respectively, which provides for the payment of 85% of the amount of the tax benefits, if any, that Switch, Inc. is deemed to realize as a result of increases in the tax basis of its ownership in Switch, Ltd. related to exchanges of noncontrolling interest for Class A common stock. No amounts are expected to be paid within the next 12 months.
7. Equity-Based Compensation
Total equity-based compensation recognized on the consolidated statements of comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$475	$361	$1,415	$1,115
Selling, general and administrative expense	6,641	6,949	20,735	21,783
Total equity-based compensation	$7,116	$7,310	$22,150	$22,898

Switch, Inc. | Q3 2020 Form 10-Q | 20

8. Noncontrolling Interest
Ownership
Switch, Inc. owns a minority economic interest in Switch, Ltd., where “economic interest” means the right to receive any distributions, whether cash, property or securities of Switch, Ltd., in connection with Common Units. Switch, Inc. presents interest held by noncontrolling interest holders within noncontrolling interest in the consolidated financial statements. During the nine months ended September 30, 2020, Switch, Inc. issued an aggregate of 18.3 million shares of Class A common stock to members of Switch, Ltd. in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Switch, Inc.’s Class B common stock. Such retired shares of Class B common stock may not be reissued. The redemptions occurred pursuant to the terms of the Switch operating agreement entered into in connection with the Company’s IPO.
In February 2020, Switch, Inc.’s Board of Directors authorized the repurchase by Switch, Ltd. of up to $20.0 million of its outstanding Common Units, which authorization expired unused on March 17, 2020. In addition, in May 2020, Switch, Inc.’s Board of Directors authorized the repurchase by Switch, Ltd. of up to $20.0 million of its outstanding Common Units held by Founder Members, with any unused amount from this authorization expiring on June 16, 2020. Switch, Ltd. elected to repurchase 1.1 million of its outstanding Common Units for $20.0 million from Founder Members under the May 2020 authorization. Pursuant to this repurchase, Switch, Inc. canceled and retired an equivalent amount of its shares of Class B common stock, and such shares may not be reissued. Repurchases under the Common Unit repurchase program were funded from Switch’s existing cash and cash equivalents. As of September 30, 2020, the Company had no repurchase authority remaining.
The ownership of the Common Units is summarized as follows:

	September 30, 2020		December 31, 2019
	Units	Ownership %	Units	Ownership %
	(units in thousands)
Switch, Inc.’s ownership of Common Units(1)	108,896	45.6%	89,688	37.8%
Noncontrolling interest holders’ ownership of Common Units(2)	129,674	54.4%	147,859	62.2%
Total Common Units	238,570	100.0%	237,547	100.0%
________________________________________
(1)    Common Units held by Switch, Inc. exclude 59,000 and 80,000 Common Units underlying unvested restricted stock awards as of September 30, 2020 and December 31, 2019, respectively.
(2)    Common Units held by noncontrolling interest holders exclude 2.0 million and 3.2 million unvested Common Unit awards as of September 30, 2020 and December 31, 2019, respectively.
The Company uses the weighted average ownership percentages during the period to calculate the income before income taxes attributable to Switch, Inc. and the noncontrolling interest holders of Switch, Ltd.
Switch, Inc. | Q3 2020 Form 10-Q | 21

9. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Net income per share:
Numerator—basic:
Net income attributable to Switch, Inc.—basic	$5,206	$2,947	$9,087	$4,869
Numerator—diluted:
Net income attributable to Switch, Inc.—basic	$5,206	$2,947	$9,087	$4,869
Effect of dilutive securities:
Shares of Class B and Class C common stock	—	5,492	10,806	10,590
Net income attributable to Switch, Inc.—diluted	$5,206	$8,439	$19,893	$15,459
Denominator—basic:
Weighted average shares outstanding—basic	108,690	84,135	102,703	72,566
Net income per share—basic	$0.05	$0.04	$0.09	$0.07
Denominator—diluted:
Weighted average shares outstanding—basic	108,690	84,135	102,703	72,566
Weighted average effect of dilutive securities:
Stock options	1,462	1,050	1,415	572
Restricted stock units	1,358	1,027	1,139	652
Dividend equivalent units	45	24	35	21
Restricted stock awards	10	25	42	33
Shares of Class B and Class C common stock	—	160,881	138,219	173,349
Weighted average shares outstanding—diluted	111,565	247,142	243,553	247,193
Net income per share—diluted	$0.05	$0.03	$0.08	$0.06
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Stock options(1)	1,117	5,040	1,117	5,040
Restricted stock units(1)	28	13	28	13
Shares of Class B and Class C common stock(2)	131,667	—	—	—
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
Switch, Inc. | Q3 2020 Form 10-Q | 22

Revenue derived from customers outside the United States, based upon the billing address of the customer, was less than 2% of revenue for each of the three and nine months ended September 30, 2020 and 2019.
The Company’s revenue is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Colocation	$105,112	$95,409	$308,947	$272,857
Connectivity	22,450	25,336	70,394	63,920
Other	1,223	1,608	4,457	4,988
Total revenue	$128,785	$122,353	$383,798	$341,765

11. Subsequent Events
In October and November 2020, Switch, Inc. issued an aggregate of 0.3 million and 9.8 million shares, respectively, of Class A common stock to members of Switch, Ltd. in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of shares of Class B common stock. Such retired shares of Class B common stock may not be reissued. The redemptions occurred pursuant to the terms of the Switch operating agreement entered into in connection with the Company’s IPO.
In November 2020, Switch, Inc.’s Board of Directors declared a dividend of $0.05 per share of Class A common stock, for a total estimated to be $5.9 million, to be paid on November 30, 2020 to holders of record as of November 17, 2020. Prior to the payment of this dividend, Switch, Ltd. will make a cash distribution to all holders of record of Common Units, including Switch, Inc., of $0.05 per Common Unit, for a total estimated to be $12.0 million.
Switch, Inc. | Q3 2020 Form 10-Q | 23

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
Switch, Inc. | Q3 2020 Form 10-Q | 24

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
Growth and Expansion Activities. Our future revenue growth will depend on our ability to maintain our existing revenue base while expanding and increasing utilization at our existing and developing Prime Campus locations. Our existing Prime Campus locations currently encompass 12 colocation facilities with an aggregate of up to 4.7 million GSF of space and up to 490 megawatts (“MW”) of power. As of September 30, 2020, the utilization rates at these Prime Campuses, based on currently available cabinets, were approximately 91%, 90%, 72%, and 36% at The Core Campus, The Citadel Campus, The Pyramid Campus, and The Keep Campus, respectively. Additionally, each of our existing Primes has room for further expansion. We may be unable to attract customers to our data centers or retain them for a number of reasons, including if we fail to provide competitive pricing terms, provide space that is deemed to be inferior to that of our competitors or are unable to provide services that our existing and potential customers desire.
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
Capital Expenditures. Our growth and expansion initiatives require significant capital. The costs of constructing, developing, operating and maintaining data centers, and growing our operations are substantial. While we strive to match the growth of our facilities to the demand for services, we still must spend significant amounts before we receive any revenue. If we are unable to generate sufficient capital to meet our anticipated capital requirements, our growth could slow and operations could be adversely affected. Our maintenance capital expenditures were $5.2 million and $5.4 million for the nine months ended September 30, 2020 and 2019, respectively.
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
Switch, Inc. | Q3 2020 Form 10-Q | 25

Key Metrics and Non-GAAP Financial Measures
We monitor the following unaudited key metrics and financial measures, some of which are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)
Recurring revenue	$125,963	$115,309	$369,178	$329,382
Capital expenditures	$82,644	$121,165	$249,096	$221,296
Adjusted EBITDA	$67,159	$60,751	$197,764	$173,430
Adjusted EBITDA margin	52.1%	49.7%	51.5%	50.7%
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

The following table sets forth a reconciliation of recurring revenue to total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Recurring revenue	$125,963	$115,309	$369,178	$329,382
Non-recurring revenue	2,822	7,044	14,620	12,383
Revenue	$128,785	$122,353	$383,798	$341,765
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
Switch, Inc. | Q3 2020 Form 10-Q | 26

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
The following table sets forth a reconciliation of our net income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$13,233	$10,080	$23,080	$18,598
Interest expense	6,554	7,351	20,682	22,023
Interest income(1)	(39)	(94)	(116)	(659)
Income tax expense	1,515	867	2,622	1,531
Depreciation and amortization of property and equipment	36,791	30,426	105,322	88,841
Loss on disposal of property and equipment	185	41	283	148
Equity-based compensation	7,116	7,310	22,150	22,898
Loss on interest rate swaps	1,559	3,926	23,257	17,692
Loss on extinguishment of debt	245	—	245	—
Shareholder-related litigation expense	—	844	239	2,358
Adjusted EBITDA	$67,159	$60,751	$197,764	$173,430
________________________________________
(1)     Interest income is included in the “Other” line of other income (expense) in our consolidated statements of comprehensive income.
Components of Results of Operations
Revenue
During each of the three and nine months ended September 30, 2020 and 2019, we derived more than 94% of our revenue from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing and leasing of cabinet space and power and (2) connectivity services, which include cross-connects, broadband services and external connectivity. The remainder of our revenue is from non-recurring revenue, which primarily includes installation services related to a customer’s initial deployment. The majority of our revenue contracts are classified as licenses, with the exception of certain contracts that contain lease components. Based on the current growth stage of our business, we expect increases in revenue to be driven primarily by increases in volume, rather than changes in the prices we charge to our customers.
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
Switch, Inc. | Q3 2020 Form 10-Q | 27

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
Other Income (Expense)
Interest Expense
Interest expense consists primarily of interest on our credit facilities and senior unsecured notes and amortization of debt issuance costs and original issue discount, net of amounts capitalized.
Loss on Interest Rate Swaps
Loss on interest rate swaps consists of changes in the fair value of interest rate swaps used to mitigate our exposure to interest rate risk, inclusive of periodic net settlement amounts.
Loss on Extinguishment of Debt
Loss on extinguishment of debt consists of losses resulting from certain lenders exiting our revolving credit facility in connection with amending our credit agreement.
Other
Other income (expense) primarily consists of other items that have impacted our results of operations such as interest income on our cash equivalents and gains and losses resulting from other transactions.
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
Switch, Inc. | Q3 2020 Form 10-Q | 28

Results of Operations
The following table sets forth our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Consolidated Statements of Income Data:
Revenue	$128,785	$122,353	$383,798	$341,765
Cost of revenue	74,348	63,504	209,575	179,146
Gross profit	54,437	58,849	174,223	162,619
Selling, general and administrative expense	31,516	36,869	105,070	104,039
Income from operations	22,921	21,980	69,153	58,580
Other income (expense):
Interest expense, including amortization of debt issuance costs and original issue discount	(6,554)	(7,351)	(20,682)	(22,023)
Loss on interest rate swaps	(1,559)	(3,926)	(23,257)	(17,692)
Loss on extinguishment of debt	(245)	—	(245)	—
Other	185	244	733	1,264
Total other expense	(8,173)	(11,033)	(43,451)	(38,451)
Income before income taxes	14,748	10,947	25,702	20,129
Income tax expense	(1,515)	(867)	(2,622)	(1,531)
Net income	13,233	10,080	23,080	18,598
Less: net income attributable to noncontrolling interest	8,027	7,133	13,993	13,729
Net income attributable to Switch, Inc.	$5,206	$2,947	$9,087	$4,869

The following table sets forth the consolidated statements of income data presented as a percentage of revenue. Amounts may not sum due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Consolidated Statements of Income Data:
Revenue	100%	100%	100%	100%
Cost of revenue	58	52	55	52
Gross profit	42	48	45	48
Selling, general and administrative expense	24	30	27	30
Income from operations	18	18	18	17
Other income (expense):
Interest expense, including amortization of debt issuance costs and original issue discount	(5)	(6)	(5)	(6)
Loss on interest rate swaps	(1)	(3)	(6)	(5)
Loss on extinguishment of debt	—	—	—	—
Other	—	—	—	—
Total other expense	(6)	(9)	(11)	(11)
Income before income taxes	11	9	7	6
Income tax expense	(1)	(1)	(1)	—
Net income	10	8	6	5
Less: net income attributable to noncontrolling interest	6	6	4	4
Net income attributable to Switch, Inc.	4%	2%	2%	1%

Switch, Inc. | Q3 2020 Form 10-Q | 29

Comparison of the Three Months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Colocation	$105,112	$95,409	$9,703	10%
Connectivity	22,450	25,336	(2,886)	(11)%
Other	1,223	1,608	(385)	(24)%
Revenue	$128,785	$122,353	$6,432	5%
Revenue increased by $6.4 million, or 5%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase was primarily attributable to an increase of $9.7 million in colocation revenue. Of the overall increase, 45% was attributable to revenue from new customers initiating service after September 30, 2019, and the remaining 55% was attributable to increased revenue from existing customers. This increase was partially offset by $4.3 million in non-recurring sales-type lease revenue included in connectivity revenue during the three months ended September 30, 2019. There was no sales-type lease revenue during the three months ended September 30, 2020.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue	$74,348	$63,504	$10,844	17%
Gross margin	42.3%	48.1%
Cost of revenue increased by $10.8 million, or 17%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase was primarily attributable to increases of $6.2 million in depreciation and amortization expense due to additional property and equipment being placed into service, and $5.0 million in facilities costs due to increased utility rates. This was partially offset by a $1.1 million decrease in costs related to sales-type lease transactions. Gross margin decreased by 580 basis points for the three months ended September 30, 2020, compared to the three months ended September 30, 2019.
Selling, General and Administrative Expense

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Selling, general and administrative expense	$31,516	$36,869	$(5,353)	(15)%
Selling, general and administrative expense decreased by $5.4 million, or 15%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The decrease was primarily attributable to decreases of $3.4 million in accounting, legal, and other professional service fees, $0.9 million in salaries and related employee expenses, and $0.7 million in travel and entertainment expenses.
Switch, Inc. | Q3 2020 Form 10-Q | 30

Other Income (Expense)

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(6,554)	$(7,351)	$797	(11)%
Loss on interest rate swaps	(1,559)	(3,926)	2,367	(60)%
Loss on extinguishment of debt	(245)	—	(245)	NM
Other	185	244	(59)	(24)%
Total other expense	$(8,173)	$(11,033)	$2,860	(26)%
________________________________________
NM - Not meaningful
Interest Expense
Interest expense decreased by $0.8 million, or 11%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The decrease was primarily due to a decrease in our weighted average interest rate from 4.34% during the three months ended September 30, 2019 to 2.41% during the three months ended September 30, 2020, partially offset by an increase in our weighted average debt outstanding during the three months ended September 30, 2020, primarily from borrowings on our revolving credit facility.
Loss on Interest Rate Swaps
Loss on interest rate swaps decreased by $2.4 million, or 60%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The decrease was driven by changes in the fair value of interest rate swaps largely from fluctuation in market interest rates.
Income Tax Expense

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Income tax expense	$(1,515)	$(867)	$(648)	75%
Income tax expense was $1.5 million for the three months ended September 30, 2020, compared to $0.9 million for the three months ended September 30, 2019. Income tax expense is driven by our allocable share of Switch, Ltd.’s income before income taxes.
Net Income Attributable to Noncontrolling Interest

	Three Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Net income attributable to noncontrolling interest	$8,027	$7,133	$894	13%

Net income attributable to noncontrolling interest was $8.0 million for the three months ended September 30, 2020, compared to $7.1 million for the three months ended September 30, 2019. The change was the result of an increase in net income during the three months ended September 30, 2020.

Switch, Inc. | Q3 2020 Form 10-Q | 31

Comparison of the Nine Months Ended September 30, 2020 and 2019
Revenue

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Colocation	$308,947	$272,857	$36,090	13%
Connectivity	70,394	63,920	6,474	10%
Other	4,457	4,988	(531)	(11)%
Revenue	$383,798	$341,765	$42,033	12%
Revenue increased by $42.0 million, or 12%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase was primarily attributable to an increase of $36.1 million in colocation revenue. Of the overall increase, 15% was attributable to revenue from new customers initiating service after September 30, 2019, and the remaining 85% was attributable to increased revenue from existing customers.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue	$209,575	$179,146	$30,429	17%
Gross margin	45.4%	47.6%
Cost of revenue increased by $30.4 million, or 17%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase was primarily attributable to increases of $15.5 million in depreciation and amortization expense due to additional property and equipment being placed into service, $7.1 million in facilities costs due to increased utility rates, $3.2 million in salaries and related employee expenses largely due to a decrease in capitalized and deferred labor during the nine months ended September 30, 2020, $2.4 million in costs related to sales-type lease transactions, and $2.0 million in connectivity costs associated with increased occupancy as a result of expansion activities. Gross margin decreased by 220 basis points for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.
Selling, General and Administrative Expense

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Selling, general and administrative expense	$105,070	$104,039	$1,031	1%
Selling, general and administrative expense increased by $1.0 million, or 1%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase was primarily attributable to an increase of $2.3 million in salaries and related employee expenses, $3.3 million of which is largely due to an increase in headcount, partially offset by a decrease of $1.0 million in non-cash compensation expense primarily related to certain equity awards granted in 2017. Additionally, there was an increase of $1.1 million in real estate and personal property taxes, which, together with the salaries and related employee expenses, were partially offset by a decrease of $2.5 million in professional fees for accounting, consulting, and legal services.
Switch, Inc. | Q3 2020 Form 10-Q | 32

Other Income (Expense)

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Other income (expense):
Interest expense	(20,682)	(22,023)	$1,341	(6)%
Loss on interest rate swaps	(23,257)	(17,692)	(5,565)	31%
Loss on extinguishment of debt	(245)	—	(245)	NM
Other	733	1,264	(531)	(42)%
Total other expense	$(43,451)	$(38,451)	$(5,000)	13%
________________________________________
NM - Not meaningful
Interest Expense
Interest expense decreased by $1.3 million, or 6%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The decrease was primarily due to a decrease in our weighted average interest rate from 4.61% during the nine months ended September 30, 2019 to 2.89% during the nine months ended September 30, 2020, partially offset by an increase in our weighted average debt outstanding during the nine months ended September 30, 2020, primarily from borrowings on our revolving credit facility.
Loss on Interest Rate Swaps
Loss on interest rate swaps increased by $5.6 million, or 31%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase was driven by changes in the fair value of interest rate swaps largely from fluctuation in market interest rates.
Income Tax Expense

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Income tax expense	$(2,622)	$(1,531)	$(1,091)	71%
Income tax expense was $2.6 million for the nine months ended September 30, 2020, compared to $1.5 million for the nine months ended September 30, 2019. Income tax expense is driven by our allocable share of Switch, Ltd.’s income before income taxes.
Net Income Attributable to Noncontrolling Interest

	Nine Months Ended September 30,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Net income attributable to noncontrolling interest	$13,993	$13,729	$264	2%
Net income attributable to noncontrolling interest was $14.0 million for the nine months ended September 30, 2020, compared to $13.7 million for the nine months ended September 30, 2019. The change was primarily due to an increase in net income during the nine months ended September 30, 2020.
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
Switch, Inc. | Q3 2020 Form 10-Q | 33

incur additional liens, encumbrances or contingent liabilities, and pay distributions or make certain other restricted payments.
As of September 30, 2020, we had $156.1 million in cash and cash equivalents. As of September 30, 2020, our total indebtedness was approximately $1.06 billion (excluding debt issuance costs and original issue discount) consisting of (i) $600.0 million principal from our senior unsecured notes, (ii) $400.0 million principal from our term loan facility, and (iii) $57.5 million from our finance lease liabilities. As of September 30, 2020, we had access to $500.0 million in additional liquidity from our revolving credit facility. For the year ending December 31, 2020, we expect to incur $295 million to $325 million in capital expenditures for development and construction projects related to our expansion (excluding acquisitions of land); however, the exact amount will depend on a number of factors. We believe we have sufficient cash and access to liquidity, coupled with anticipated cash generated from operating activities, to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including repayment of the current portion of our debt as it becomes due and completion of our development projects. We also believe that our financial resources will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. The challenges posed by COVID-19 on our business are expected to evolve. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.
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
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$189,335	$173,222
Net cash used in investing activities	(250,475)	(222,358)
Net cash provided by financing activities	192,500	20,054
Net increase (decrease) in cash and cash equivalents	$131,360	$(29,082)
Cash Flows from Operating Activities
Cash from operating activities is primarily generated from operating income from our colocation and connectivity services.
Net cash provided by operating activities for the nine months ended September 30, 2020 was $189.3 million, compared to $173.2 million for the nine months ended September 30, 2019. The increase of $16.1 million was primarily due to increased operations in our expanded data center facilities and changes in our working capital accounts.
Cash Flows from Investing Activities
During the nine months ended September 30, 2020, net cash used in investing activities was $250.5 million, primarily consisting of capital expenditures of $249.1 million related to the expansion of our data center facilities.
During the nine months ended September 30, 2019, net cash used in investing activities was $222.4 million, primarily consisting of capital expenditures of $221.3 million related to the expansion of our data center facilities.
Cash Flows from Financing Activities
During the nine months ended September 30, 2020, net cash provided by financing activities was $192.5 million, primarily consisting of $710.0 million in proceeds from the issuance of our senior unsecured notes and borrowings on our revolving credit facility, partially offset by $465.2 million for the repayment of borrowings outstanding under our credit facilities, $20.0 million for the repurchase of common units, $14.9 million in distributions paid to noncontrolling interest, $11.4 million in dividends paid, and $6.0 million for the payment of debt issuance costs and original issue discount related to our senior unsecured notes and credit agreement amendment.
Switch, Inc. | Q3 2020 Form 10-Q | 34

During the nine months ended September 30, 2019, net cash used in financing activities was $20.1 million, primarily consisting of $70.0 million in proceeds from borrowings on our revolving credit facility, partially offset by $24.7 million for the repurchase of common units, $15.0 million in distributions paid to noncontrolling interest, $6.4 million in dividends paid, and $4.5 million in repayments of borrowings outstanding under our term loan.
Outstanding Indebtedness
Credit Agreement
On June 27, 2017, we entered into an amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent, and certain other lenders, consisting of a $600.0 million term loan facility, maturing on June 27, 2024, and a $500.0 million revolving credit facility, maturing on June 27, 2022. On September 17, 2020, we entered into a second amendment to the credit agreement (“Amended Credit Agreement”) to, among other things, extend the maturity of our revolving credit facility to June 27, 2023, modify the ratio used for the financial covenant and certain basket availability tests, and refresh or increase certain baskets for restricted payments, investments, and junior debt payments. In connection with this amendment, certain lenders exited our revolving credit facility and a partial repayment was applied to our term loan facility to reduce its principal amount to $400.0 million.
As of September 30, 2020, we had $500.0 million of availability under the revolving credit facility. As of September 30, 2020, we had $400.0 million outstanding under the term loan facility (excluding debt issuance costs) effectively fixed at 4.73% pursuant to interest rate swap agreements entered into in January and February 2019.
The Amended Credit Agreement contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations, subject to specified exceptions and baskets, on incurring additional debt, incurring additional liens, encumbrances or contingent liabilities, making investments in other persons or property, selling or disposing of our assets, merging with or acquiring other companies, liquidating or dissolving ourselves or any of the subsidiary guarantors, engaging in any business that is not otherwise a related line of business, engaging in certain transactions with affiliates, paying dividends or making certain other restricted payments, and making loans, advances or guarantees. The terms of the Amended Credit Agreement also require compliance with the consolidated secured leverage ratio (as defined in the Amended Credit Agreement) of 4.00 to 1.00 for each fiscal quarter. We were in compliance with this and our other covenants under the Amended Credit Agreement as of September 30, 2020.
Senior Unsecured Notes Due 2028
On September 17, 2020, we issued $600.0 million aggregate principal amount of our 3.75% senior unsecured notes due 2028. The notes bear interest at the rate of 3.75% per annum and mature on September 15, 2028. Interest on the notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year, beginning on March 15, 2021.
The notes contain covenants that, subject to exceptions and qualifications, among other things, limit our ability to incur additional indebtedness and guarantee indebtedness, pay dividends or make other distributions or repurchase or redeem our capital stock, prepay, redeem or repurchase certain indebtedness, issue certain preferred stock or similar equity securities, make loans and investments, dispose of assets, incur liens, enter into transactions with affiliates, enter into agreements restricting our ability to pay dividends, and consolidate, merge or sell all or substantially all of our assets. We were in compliance with all our covenants under the notes as of September 30, 2020.
See Note 4 “Long-Term Debt” to our consolidated financial statements for more information.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements for any of the periods presented.
Switch, Inc. | Q3 2020 Form 10-Q | 35

Contractual Obligations
In January and March 2020, we entered into two power purchase and sale agreements for electricity to purchase an aggregate firm commitment of 75 MW per energy hour, or a total purchase commitment of $23.8 million, inclusive of scheduling services, for a term of one year, which started on July 1, 2020. Additional franchise tax amounts may be due based on the data center location where the purchased power is used. The remaining total purchase commitment was $17.9 million as of September 30, 2020. Future power purchase commitments for the remainder of 2020 and 2021 are $6.0 million and $11.9 million, respectively, with no additional commitments upon termination of the agreement thereafter.
In September 2020, we entered into the Amended Credit Agreement to extend the maturity of our revolving credit facility to June 27, 2023, among other things.
In September 2020, we issued $600.0 million aggregate principal amount of senior unsecured notes, the proceeds of which were primarily used to repay outstanding borrowings on our revolving credit facility and reduce the principal amount of our term loan facility to $400.0 million. The notes bear interest at 3.75% per annum and mature on September 15, 2028. Interest on the notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning March 15, 2021.
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
•our belief that our financial resources will allow us to manage the anticiipated impact of COVID-19;
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
•our expectations regarding our revenue streams and drivers and types of future revenue;
•our expectations regarding our future expenses, including anticipated increases;
•our expectations regarding demand for, and market acceptance of, our services, including any new services;
•our expectations regarding our customer growth rate;
Switch, Inc. | Q3 2020 Form 10-Q | 36

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
•our expectations regarding payments under the TRA, contingent upon our taxable income and the applicable tax rate; and
•our expectations regarding the impact of the provisions of the Coronavirus Aid, Relief, and Economic Security Act.

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
Switch, Inc. | Q3 2020 Form 10-Q | 37

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
Item 3.Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Switch, Inc. | Q3 2020 Form 10-Q | 38

Item 4.Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2020, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, or the “Exchange Act”). Based on their evaluation, as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.
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
The material weakness, which was identified in connection with the audit of our 2017 consolidated financial statements, related to an insufficient complement of resources with an appropriate level of accounting expertise, knowledge, and training commensurate with the complexity of our financial reporting matters. This material weakness led to pervasive immaterial adjustments to our annual and interim consolidated financial statements, inadequate review over account reconciliations and the inability to maintain segregation of duties over journal entries resulting in the lack of an effective control environment. We concluded this material weakness continued to exist as of September 30, 2020.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Switch, Inc. | Q3 2020 Form 10-Q | 39

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
Four substantially similar putative class action complaints, captioned Martz v. Switch, Inc. et al. (filed April 20, 2018); Palkon v. Switch, Inc. et al. (filed April 30, 2018); Chun v. Switch, Inc. et al. (filed May 11, 2018); and Silverberg v. Switch, Inc. et al. (filed June 6, 2018), were filed in the Eighth Judicial District of Nevada, and subsequently consolidated into a single case (the “State Court Securities Action”). Additionally, on June 11, 2018, one putative class action complaint captioned Cai v. Switch, Inc. et al. was filed in the United States District Court for the District of New Jersey (the “Federal Court Securities Action,” and collectively with the State Court Securities Action, the “Securities Actions”) and subsequently transferred to the Eighth Judicial District of Nevada in August 2018 and the federal court appointed Oscar Farach lead plaintiff. These lawsuits were filed against Switch, Inc., certain current and former officers and directors and certain underwriters of Switch, Inc.’s IPO alleging federal securities law violations in connection with the IPO. These lawsuits were brought by purported stockholders of Switch, Inc. seeking to represent a class of stockholders who purchased Class A common stock in or traceable to the IPO, and seek unspecified damages and other relief. With respect to the Federal Court Securities Action, in July 2019, the federal court granted Switch, Inc.’s motion to dismiss in part, which narrowed the scope of the plaintiff’s case. In December 2019, Switch, Inc. filed a motion for judgment on the pleadings, and in July 2020, the federal court entered a judgment in favor of Switch, Inc. In October 2020, Switch, Inc. filed a motion to dismiss in the State Court Securities Action, and a hearing is scheduled for January 2021. Switch, Inc. believes that these lawsuits are without merit and intends to continue to vigorously defend against them.
On September 10, 2018, two purported stockholders of Switch, Inc. filed substantially similar shareholder derivative complaints, respectively captioned Liu v. Roy et al., and Zhao v. Roy et al., in the Eighth Judicial District of Nevada, which were subsequently consolidated into a single case (the “Derivative Shareholder Action”). These lawsuits allege breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement against certain current and former officers and directors of Switch, Inc. The plaintiffs also named Switch, Inc. as a nominal defendant. The complaints arise generally from the same allegations described in the State Court Securities Action and Federal Court Securities Action. The plaintiffs seek unspecified damages on Switch, Inc.’s behalf from the officer and director defendants, certain corporate governance actions, compensatory awards, and other relief. In December 2019, the court granted the parties’ stipulation to stay the Derivative Shareholder Action until the earlier of any of the following events: the Securities Actions are resolved with prejudice as to each defendant or a motion for summary judgment is resolved in the Federal Court Securities Action. Because the State Court Securities Action is still pending, the Derivative Shareholder Action remains stayed.
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
Switch, Inc. | Q3 2020 Form 10-Q | 40

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
Item 6.Exhibits.

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Articles of Incorporation of Switch, Inc.	8-K	3.1	10/11/2017
3.2		Amended and Restated Bylaws of Switch, Inc.	8-K	3.2	10/11/2017
4.1		Indenture governing Switch, Ltd.’s 3.75% Senior Notes due 2028, dated September 17, 2020, by and among Switch, Ltd., the guarantors named therein and U.S. Bank National Association, as trustee.	8-K	4.1	9/18/2020
4.2		Form of 3.75% Senior Notes due 2028 (included in Exhibit 4.1)	8-K	4.2	9/18/2020
10.1		Second Amendment to Amended and Restated Credit Agreement, dated September 17, 2020, by and among Switch, Ltd., the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	10.1	9/18/2020
31.1	*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*	The following financial statements from the Company’s Quarterly Report on Form 10-Q, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iii) Consolidated Statements of Stockholders’ Equity for each quarterly period in the nine months ended September 30, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, and (v) Condensed Notes to Consolidated Financial Statements
104	*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________________________________________
*    Filed herewith.
#    Furnished herewith.
Switch, Inc. | Q3 2020 Form 10-Q | 41

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Switch, Inc. (Registrant)

Date:	November 9, 2020	/s/ Gabe Nacht
Gabe Nacht Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)