Form 10-K
period 2020-12-31
Switch, Inc.
filed 2021-03-01
CIK 1710583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the closing price on that date as reported by the New York Stock Exchange was $1.64 billion.
As of February 4, 2021, the registrant had 127,339,012 shares of Class A common stock, 113,915,174 shares of Class B common stock, and no shares of Class C common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2021 annual meeting of the stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Switch, Inc.

Part I.
Item 1.Business.
What We Are

As used in this Annual Report on Form 10-K (this “Form 10-K”), unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” “Switch” and similar references refer to Switch, Inc., and, unless otherwise stated, all of its subsidiaries, including Switch, Ltd., and, unless otherwise stated, all of its subsidiaries. Switch is a technology infrastructure company powering the sustainable growth of the connected world and the Internet of Everything. Our mission is to enable the advancement of humanity by creating smart, resilient and sustainable infrastructure solutions that support the most innovative technology ecosystems.

Company Overview

We believe the future of the connected world depends on the sustainable and cost-effective growth of the internet and the services it enables. Using our technology platform, we provide solutions to help enable that growth. We believe we are a pioneer in the design, construction and operation of some of the world’s most reliable, secure, resilient and sustainable data centers. Our advanced data centers reside at the center of our platform and provide power densities that exceed industry averages with efficient cooling, while being powered by 100% renewable energy. Two of our data centers are the only carrier-neutral colocation facilities in the world to be certified Tier IV Design, Tier IV Facility and Tier IV Gold in Operational Excellence. While these certifications were among the highest classifications available in the industry at the time, we are building our current facilities to our proprietary Class 5™ Platinum standards, which exceed and are more comprehensive than Tier IV standards. Our platform has powerful network effects and nurtures a rich technology ecosystem that benefits its participants. We further enhance these benefits as we innovate and expand our platform ecosystem. We currently have more than 950 customers, including some of the world’s largest technology and digital media companies, cloud, IT and software providers, financial institutions and network and telecommunications providers.

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

The vast majority of our data centers are greenfield construction, and our critical infrastructure components are purpose-built to satisfy customers’ needs, drive efficiency and enable the deployment of highly advanced computing technologies. We build our facilities using Switch Modularly Optimized Designs (“Switch MODs”). These designs allow us to rapidly deploy or replace infrastructure to meet our customers’ current and future data storage and compute requirements. Additionally, our patented designs have redefined traditional data center space and cooling, allowing our customers to achieve significantly higher power densities than are available in traditional data centers. We believe the combination of these design elements reduces our operational costs, minimizes investment risk and positions us to adapt as the Internet of Everything continues to evolve. Our technologies were all designed and invented by our founder, Rob Roy, and are protected by over 500 issued and pending patent claims. Since the opening of our first colocation facility, we have delivered 100% uptime across all of our facilities. During the years ended December 31, 2020, 2019, and 2018, we derived 81%, 80%, and 80% of our revenue, respectively, from colocation services.

During 2020, we operated four primary campus locations, called Primes, which encompass 12 colocation facilities with an aggregate of up to 4.7 million gross square feet (“GSF”) of space. These facilities have up to 490 megawatts (“MW”) of power available to them. Additional data centers are currently under development at three of our Primes. Our Primes consist of The Core Campus in Las Vegas, Nevada; The Citadel Campus near Reno, Nevada; The Pyramid Campus in Grand Rapids, Michigan; and The Keep Campus in Atlanta, Georgia. Our Primes are strategically located in geographies that combine a low risk of natural disaster, favorable tax policies for customers deploying computing infrastructure and low latency connectivity to major metropolitan markets, such as Los Angeles, San Francisco, Silicon Valley, Chicago, New York, Northern Virginia and Miami. As a result, customers in these metropolitan markets can access our advanced colocation facilities while reducing exposure to the higher taxes, higher cost of power and higher risk of natural disaster that might be prevalent in other markets. In addition to
Switch, Inc. | 2020 Form 10-K | 1

our Primes, SUPERNAP International, S.A. (“SUPERNAP International”), our international joint venture through December 31, 2020, has deployed facilities in Italy and Thailand that collectively provide up to approximately 904,000 GSF of space, with up to 100 MW of power available to these facilities. In February 2021, we acquired SUPERNAP International’s 30% ownership interest in SUPERNAP (Thailand) Company Limited (“SUPERNAP Thailand”), the entity which has deployed the facility in Thailand, and sold our 50% ownership interest in SUPERNAP International, thus disposing of our interest in the facility in Italy. We can also use our Switch MOD technology to build single-user facilities, and we are considering opportunities to deploy this technology in a build-to-suit offering for our enterprise customers.

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

We believe our advanced platform, high level of service and competitive pricing create a disruptive offering with a powerful customer value proposition that differentiates us from many other existing solutions. Our advanced data centers are designed for efficiency and allow our customers to achieve higher than average power densities per cabinet with appropriate cooling, which we believe improves the performance and increases the life of our customers’ equipment. We located our data centers in areas with tax benefits, such as low or no sales tax on equipment, and access to competitively priced renewable power, both of which help further lower our customers’ total cost of ownership. Finally, our Combined Ordering Retail Ecosystem (“CORE”) service aggregates our customers’ buying power, and can significantly lower many of our customers’ connectivity costs. We believe the power of our customer value proposition is evidenced by our customer loyalty and low annual churn rate, which we define as the reduction in recurring revenue attributed to customer terminations or non-renewal of expired contracts, divided by revenue at the beginning of the period. Our average annual churn rate was 0.6% over the three years ended December 31, 2020 and 0.9% for the year ended December 31, 2020.

We believe that our technologies enable attractive cash flow yields on invested capital. Our modular expansion and vertically integrated development approach allows us to deploy capital efficiently as our facilities are completed and utilized, which further increases our yields. Across our current facilities, we generated on average a 16.6% cash flow yield on invested capital in 2020. We define cash flow yield on invested capital as Adjusted EBITDA less income taxes and maintenance capital expenditures, divided by property and equipment, net, less construction in progress.

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

First, we believe that increases in server density are beginning to strain the current power and cooling capacity of traditional colocation data centers. As IT hardware advances, servers increase in power but decrease in size, generating more heat and requiring more cooling per cabinet. Chip feature sizes have been repeatedly scaled down to fit more transistors in smaller chips. The nodes on a chip shrank from 30,000 nanometers (“nm”) in 1963 to 5 nm in 2020, and are expected to reach 2 nm by 2024. We expect these trends will require many traditional data center companies and enterprise-built data center facilities to attempt to retrofit their existing infrastructure to accommodate the additional weight of denser cabinets and the additional equipment necessary to power and cool
Switch, Inc. | 2020 Form 10-K | 2

those cabinets. Current designs typically include raised floors and cooling equipment installed on the ceiling or roof. Retrofitting these designs, even if possible, would be time-consuming, expensive and highly disruptive to existing customers, and may still not allow a data center to keep pace with technological advances.

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
Switch, Inc. | 2020 Form 10-K | 3

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

Commitment to Sustainability and Water Conservation

We believe that while data runs the planet, it should not ruin the planet. Sustainability is central to our business philosophy and is the guiding principle to our data center designs. We believe our commitment to sustainability leadership and 100% renewable energy is not only a social and environmental imperative, but would also provide us significant competitive advantages and cost savings.

One of our opportunities to impact global climate change is reducing the greenhouse gas emissions associated with the electricity used for our data centers. Our primary focus in reducing our greenhouse gas emissions is to ensure each of our data centers continues to be 100% renewably powered. Since January 2016, our data centers in all Prime campus locations have run on 100% renewable energy. Greenhouse gas emissions from our electricity use would have represented more than 98% of our greenhouse gas footprint had we not committed to renewable energy.

We were the only company recognized by Greenpeace in its most recent Clicking Clean report (2017) to achieve a 100% clean energy index, and our overall “A” grade outperformed all of the other data center operators, including Equinix, which received a clean energy index of 20% and a “B” grade, and Digital Realty Trust, which received a clean energy index of 21% and a “C” grade. Additionally, we were the only colocation data center provider to be named in the most recent Solar Means Business Report (2019) as one of the top 10 industry-leading global technology companies for our investment in solar energy. We believe that many technology and infrastructure companies, as well as their customers and clients, evaluate progress towards achieving clean energy goals by reference to the company scorecards and rankings included in the Greenpeace and Solar Means Business reports. In January 2021, we received an ENERGY STAR certification for our LAS VEGAS 8 facility, which will require recertification annually, and are in the process of certifying our other facilities.

While we are proud of our achievements in safeguarding the future of our planet, we believe our leadership in sustainability also drives customer demand. More than ever, enterprises are searching for solutions to address their own clean energy goals. Our data centers help customers achieve their green energy objectives, reduce their carbon footprint, and meet their corporate sustainability goals by providing 100% renewable energy.

We also recognize water as an important resource that requires preservation. We have implemented a proprietary water processing technology that allows us to reuse our water while eliminating chemicals from our cooling systems. Additionally, in 2021, we expect to commence the development of a 4,000 acre-foot effluent water pipeline in Northern Nevada, enabling The Citadel Campus to run on 100% recycled/effluent water.

Switch, Inc. | 2020 Form 10-K | 4

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

Our goal is to enable the current and future compute needs of our customers and to facilitate technological advancement through smart and sustainable infrastructure solutions designed to support the most innovative technology ecosystems in the world. To accomplish this, we plan to:
•Continue to Grow Our Existing Prime Campus Locations. During 2020, we operated The Core Campus, The Citadel Campus, The Pyramid Campus, and The Keep Campus in or near Las Vegas, Reno, Grand Rapids, and Atlanta, respectively. These Primes currently encompass 12 data centers with an aggregate of up to 4.7 million GSF of space and up to 490 MW of power available to these facilities. We plan to continue to expand these Primes and actively pursue additional customers with strategic fit for our ecosystem, as well as sell additional solutions to existing customers. Each of our Primes has room for expansion.
•Expand into New Geographies in the United States. We opened The Keep Campus in Atlanta, Georgia during the first quarter of 2020 to expand geographically into the southeast and mid-Atlantic United States. Additionally, our partnership in development of multi-cloud edge infrastructure services will enable deployment into additional geographies. We believe this approach, combined with our modular design that enables us to deploy capital efficiently as our facilities are completed and utilized, reduces the risks associated with our geographic expansion and enhances the strategic value of our new locations.
•Leverage Our Unique Technology Ecosystem to Drive Interconnection Growth. Our ecosystem connects more than 950 customers, including over 250 cloud, IT and software providers and more than 90 network and telecommunications providers, which creates an important hub for the Internet of Everything. We plan to support our customers’ interconnection needs by continuing to increase our cross connect and external broadband offerings.
•Maintain and Extend Our Technological Leadership. We have a long history of innovation and are a dynamically inventive organization. We plan to continue to invest in the development of new technologies in order to continue improving our standards for security, availability and scalability. Additionally, we intend to leverage our patented technologies and designs to strategically pursue new, adjacent market opportunities outside our core business. By leveraging our technology and leadership in data center design, we believe we can solve new problems created by the rapid expansion of the internet, data storage and analytics.
Switch, Inc. | 2020 Form 10-K | 5

•Pursue Strategic Partnerships. We may enter into strategic relationships with a variety of partners that contribute to our business. For example, rather than simply offering our customers connectivity to public cloud environments, frequently referred to as being an “on ramp” to the cloud, we may partner with public cloud providers to address that portion of their customers’ needs that require higher density and reliability than is typically available from public cloud offerings. To facilitate these potential partnerships, we may expand in locations alongside hyperscale cloud deployments enabling us to provide colocation for cloud customers’ mission critical needs. In 2020, we entered into a partnership with leaders in the transportation and logistics and cloud, IT and software industries to develop multi-cloud edge infrastructure services. This partnership will allow us to deploy services into additional geographies and create new potential revenue streams.

Our Technology

Our Solution

We design, construct and operate exascale data centers that address the growing challenges facing the data center industry. Key elements of our data centers include:

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

Power Density and Cooling Capacity
One of the most significant challenges faced by traditional colocation facilities is the need to increase their power density and cooling capacity to keep pace with the increases in IT equipment power requirements and heat exhaustion. Traditional data centers are designed with a raised floor and internal Computer Room Air Conditioner (“CRAC”) units that take up valuable floor space. In these traditional environments, the hot air exhausted by IT equipment blends with the cold air provided by the CRAC units, which causes the temperature to rise. As customers add more equipment, the data center operator must install additional internal CRAC units. Customers in these traditional data centers are required to leave portions of the cabinets empty to reduce the amount of heat coming out of each cabinet, which forces the customer to buy additional space for their equipment to accommodate these cooling restrictions. We expect many traditional colocation facilities will be required to attempt to retrofit their infrastructure, if possible, to accommodate the additional weight of denser cabinets and the additional equipment necessary to power and cool those cabinets. Without these retrofitting changes, we believe these traditional colocation facilities will not be able to accommodate the newer servers or the higher densities required by customers who want to run them.

We have developed patented technologies that have redefined data center space and cooling, allowing customers to deploy high density and scalable IT architectures to support demanding and mission critical workloads. Our data centers are designed to enable us to adapt to customers’ needs for increased power and densities without retrofitting our existing facilities. These technologies include:
Switch, Inc. | 2020 Form 10-K | 6

•100% Hot Aisle Containment Rows. We refer to our patented 100% Hot Aisle Containment Row technology as the Switch Thermal Separate Compartment in Facility (“T-SCIF”) or the Chimney Pod. As depicted in the figure below, the T-SCIF (Chimney Pod) creates a fully contained hot aisle between parallel rows of cabinets. The heat from the customers’ equipment exhausts into the hot aisle, where it vents up into a hot-air plenum and out of the data center via extraction fans. Simultaneously, cold air is released from the overhead vents in the cold room into the intakes of the IT equipment in the cabinets, which cools the equipment. The exhausted hot air is never allowed to blend back into the cold room, which helps ensure that our customers’ IT equipment operates in the correct environmental conditions. Using this cooling method, we are able to cool power levels that significantly exceed those of traditional data centers. Our ability to support these increased densities enables our customers to use and buy less cabinet space to house their equipment, which reduces the cost of their deployment. Similarly, the ability to handle these increased densities allows us to deploy more power on less space, driving a higher return on capital.

•Exterior Wall Penetrating Multi-Mode HVAC Units. We provide cooling to the T-SCIFs using our patented Exterior Wall Penetrating Multi-Mode heating, ventilation and air conditioning (“HVAC”) units that we refer to as the TSC 500, TSC 600 and TSC 1000. The units are attached to the exterior wall of the Switch MOD, which alleviates the cost of reinforcing the data center floor or roof to support the weight of HVAC equipment, while also enabling complete segregation of hot and cold air in the data center. The exterior location of our TSC units eliminates the need to bring water into the data center, frees up valuable IT space for cabinet deployments and allows us to repair or replace any single TSC without disrupting the data center environment. Each of our TSC 500, TSC 600 and TSC 1000 units can take advantage of multiple modes of cooling depending on the environment, which enables us to construct facilities that can be cooled entirely without water. We believe this combination of cooling methods makes our facilities the most efficient and resilient large-scale commercial data centers ever constructed.
Switch, Inc. | 2020 Form 10-K | 7

•Hot and Cold Containment Segregation Structure. The Switch BLACK IRON FOREST is the framework that supports the weight of the 100% Hot Aisle Containment Rows within a T-SCIF, the ceiling for the heat containment chamber, the power delivery pathways for each uninterruptible power system (“UPS”) and cabinet system-plus-system PDU. This increases the stability and integrity of our facilities by distributing all overhead weight to a concrete steel-reinforced slab on grade floor. This structure is also connected horizontally across the facility, which increases the physical stability of the facility. In addition, this structure’s thermal qualities help efficiently maintain the temperature within the data center because all of this metal gets cold from all the cold air blowing on it all the time, and stays cold, radiating cold air through the room and helping to keep the room cold.

Resiliency

Another challenge faced by all data centers is the ability to assure customers that their IT equipment remains operational despite utility power outages or other unplanned occurrences. Since the opening of our first colocation facility, we have delivered 100% uptime to our customers. To accomplish this, we have implemented a tri-redundant design, consisting of three separate power systems with no single points of failure. Additionally, each power system contains its own generators and UPSs. Effectively, one entire system can experience a failure without our customers experiencing any downtime. Other proprietary elements that contribute to our resiliency include:
•Redundant Data Center Roofing System. Switch SHIELD is a patented system consisting of an inner roof and outer roof that are separated by nine feet. Both roofs are solid steel, unpenetrated, watertight, airtight, and rated to withstand winds up to 200 miles per hour. If the outer roof is damaged, the inner roof still protects our customers’ IT equipment. Switch SHIELD mitigates extreme weather conditions and, with its dual-roof architecture, allows the maintenance, repair or replacement of the roof components while protecting the critical system operations of the data center below, even during a full roof replacement.
•Multi-System Power Containers. The Switch Power Optimized Delivery (“POD”) consists of a separate, color-coded, tri-redundant system in a system-plus-system configuration. This tri-redundant design reinforces our mission-critical focus on delivering 100% power uptime.
Switch, Inc. | 2020 Form 10-K | 8

•Data Center Infrastructure Management System. The advanced infrastructure solutions that power, cool, connect and protect our data centers are monitored and optimized with our Living Data Center (“LDC”) software. This Switch-developed and supported software monitors all the critical infrastructure of the data center macro-environment and the micro-environments for each customer. Our customers can securely access data pertaining to each of their deployments on a real-time basis as LDC dynamically updates and displays information synthesized from thousands of sensors deployed throughout each facility.

Our Campus Locations

As of December 31, 2020, we had the following Prime Campuses operating or under development at strategic locations in the United States, encompassing 12 data centers and 4.7 million GSF of space:
•The Core Campus. The Core Campus in Las Vegas, Nevada, currently encompasses nine separate data centers with up to approximately 2.3 million GSF of space and up to 315 MW of 100% renewable power available to these facilities. In 2020, we started construction on additional data centers that will provide up to approximately 1.6 million GSF of additional space and up to 120 MW of 100% renewable power available to the facilities. The Core Campus location offers approximately 5- and 6-millisecond latencies to Southern California and Phoenix, respectively.
•The Citadel Campus. The Citadel Campus near Reno, Nevada, is designed to be the world’s largest data center campus. Our first data center in The Citadel Campus, which we believe will be the largest data center in the world upon completion, opened in November 2016. This data center is designed to include up to approximately 1.4 million GSF of space and have up to 130 MW of 100% renewable power available to the facility. We have plans to build seven additional data centers at The Citadel Campus that will provide up to 5.9 million GSF of additional space and have up to 520 MW of 100% renewable power available to the facilities. The Citadel Campus location offers approximately 4-millisecond latency to Northern California.
•The Pyramid Campus. The Pyramid Campus is our Northeastern Prime and is located in Grand Rapids, Michigan. It was designed to be the largest data center campus in the eastern United States. The first data center space became available in the Switch PYRAMID, an adaptive reuse of the former Steelcase Pyramid, in June 2016. The Switch PYRAMID is designed to include up to approximately 220,000 GSF of data center floorspace and have up to 10 MW of 100% renewable power available to the facility. The Pyramid Campus is planned to include up to two additional data centers that will provide up to approximately 940,000 GSF of additional space and have up to 100 MW of 100% renewable power available to the facilities. We expect to construct these facilities as necessary to meet customer demand. In addition to serving the Michigan market, The Pyramid Campus location offers approximately 4-millisecond latency to Chicago.
•The Keep Campus. The Keep Campus is our Southeastern Prime located in Atlanta, Georgia. Our first data center in The Keep Campus, which opened during the first quarter of 2020, is designed to include up to approximately 310,000 GSF of space and have up to 35 MW of 100% renewable power available to the facility. The Keep Campus is planned to include additional data centers that will provide up to approximately 1.1 million GSF of additional space and have up to 115 MW of 100% renewable power available to the facilities. The Keep Campus location offers approximately 9-millisecond latency to Orlando.

The Core Campus and The Citadel Campus are connected through a fiber network known as the Switch SUPERLOOP. The Switch SUPERLOOP gives customers the advantages of a highly available yet low latency fiber network in close proximity to the major markets of California, but without the high taxes, the high cost and frequency of interruptions of power or the high risk of natural disasters associated with California. The latency between The Core Campus and The Citadel Campus locations is approximately 7 milliseconds using the Nevada portion of the SUPERLOOP. This connectivity enables customers to deploy mission-critical infrastructure and workloads in a large active-active data center configuration. It also provides geographical redundancy of data center deployments while
Switch, Inc. | 2020 Form 10-K | 9

staying within Nevada’s tax-advantaged business climate. Through our carrier partners, the Switch SUPERLOOP location also provides approximately 4-millisecond connectivity from The Citadel Campus to the Bay Area and approximately 5-millisecond connectivity from The Core Campus to Southern California (round trip).

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

In addition to our Primes, SUPERNAP International has deployed facilities in Italy and Thailand that collectively provide up to approximately 904,000 GSF of space, with up to 100 MW of power available to the facilities. In February 2021, we acquired SUPERNAP International’s 30% ownership interest in SUPERNAP Thailand, the entity which has deployed the facility in Thailand, and sold our 50% ownership interest in SUPERNAP International, thus disposing of our interest in the facility in Italy.

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

Our Technology Ecosystem Creates Significant Value and Has Powerful Network Effects

Our exascale data centers are akin to a large and dynamic digital city, which is home to a wide variety of technology citizens. These citizens engage in commerce with each other and collaborate to enhance their offerings to the world in general. All benefit from the density of our facilities, the proximity to each other and the opportunity to interact in a safe, secure and stable environment. Our ecosystem includes numerous enterprises from a wide variety of business segments, many of which are operating their most dense deployments and hosting mission-critical data and applications. These enterprises attract other participants within the ecosystem, such as cloud platform providers, managed services providers and telecommunications carriers that we refer to collectively as ecosystem service providers.

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

The powerful Switch technology ecosystem creates value for our enterprise customers, such as:
•Telecommunications Purchasing. The scale of our campuses attracts a robust network of telecommunications carriers to our facilities that is mutually beneficial to our customers and the carriers. The size and diversity of customers in our campuses generate significant demand for connectivity, while at the same time providing a cost effective entry point for carriers. Switch can fit a significantly larger number of customers into each data center campus; therefore, on-net telecommunications carriers can sell large quantities of services to this ecosystem of customers. Our CORE purchasing cooperative aggregates the buying power of our customers, enabling us to provide significant cost-savings on connectivity, while also maintaining a flexible and expansive carrier partner ecosystem from which our customers can choose. Customers can use CORE to acquire connectivity services outside of our campuses.
Switch, Inc. | 2020 Form 10-K | 10

•Service Provider Access. Our Switch CLOUD ecosystem provides our customers with direct access to more than 250 cloud, IT and software providers and the flexibility to leverage the right mix of on- and off-premise public and private cloud services. By establishing these connections within our facility, our customers enjoy low-latency, highly secure and flexible access to multiple cloud providers to meet their unique business requirements.
•Interconnectivity. Our ecosystem connects more than 950 customers, including over 250 cloud, IT and software providers and more than 90 network and telecommunications providers, which enhances our customers’ ability to inter- and cross-connect. The ability for customers to privately interconnect has many benefits including reducing costs, optimizing performance and satisfying regulatory requirements. Interconnecting within our data center allows customers to avoid the expense associated with long-haul dedicated connectivity and provides reduced latency and higher availability. By cross-connecting within our facilities, regulated entities can avoid the need to exchange traffic over the internet, thereby satisfying regulatory security requirements in a more cost-efficient manner.
•Collaborative Innovation. Our dedicated sales team is driven to help our customers connect, innovate and develop technologies of the future and actively works to foster collaboration amongst our ecosystem participants. Our sales force is empowered and encouraged to build positive relationships and foster interaction between our customers on a platform grounded in truth. This is part of our Truth in Technology commitment.

Our technology ecosystem also creates intrinsic value for us, such as:
•Visibility into Future Technologies. Our customers run some of their most mission-critical and advanced applications in our exascale facilities and our exposure to that technology gives us unique visibility into future trends and allows us to plan for future needs.
•Lower Customer Acquisition Costs. The power of our ecosystem attracts customers, which results in less time and money spent acquiring customers.
•Customer Loyalty. Our ecosystem helps support our strong customer value proposition, which in turn creates customer loyalty. We believe this loyalty is evidenced by our low annual churn rate, which averaged approximately 0.6% over the three years ended December 31, 2020 and 0.9% for the year ended December 31, 2020. Additionally, our customers regularly expand their deployments within our facilities. For example, approximately 88% of the increase in revenue for the year ended December 31, 2020 was attributable to growth from existing customers, while the remaining 12% of the increase in revenue was attributable to new customers initiating service after December 31, 2019.

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
•Switch CONNECT. Switch CONNECT provides telecommunications audit and agency services that help our customers evaluate network needs and purchase substantially discounted telecommunications services through CORE, our purchasing cooperative. CORE aggregates the buying power of the over $11 trillion combined market capitalization of the customers in our ecosystem. Our Switch CONNECT team has achieved savings in excess of 50% for our customers compared with their previous telecommunications spend.
•Switch SAFE. Switch SAFE provides our customers with an ultra-scalable attack mitigation platform capable of mitigating multi-vector volumetric distributed denial of service (D/DoS) attacks with no additional latency for legitimate traffic, allowing our customers to keep their mission critical services up and running.

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
Switch, Inc. | 2020 Form 10-K | 11

Our Customers

We have more than 950 customers, including some of the world’s largest technology and digital media companies, cloud, IT and software providers, financial institutions and network and telecommunications providers. Our customer base is meaningfully diversified across key industries, including approximately 24% in cloud, IT and software, 15% in e-commerce, 13% in digital media and entertainment, 12% in finance and banking, and 8% in healthcare as of December 31, 2020. In each of these industries we have marquee customers who have grown with us over time. We believe that we have a significant opportunity to both grow penetration of existing customers as well as attract new customers. For the years ended December 31, 2020 and 2019, our top 10 customers collectively accounted for approximately 36.9% and 36.5% of revenue, respectively.

We provide our customers with a consistent experience and high level of service at low cost, which enables us to maintain one of the lowest churn rates in the industry and the lowest of any publicly reporting data center company that reports churn rate metrics. From 2018 to 2020, our annual churn rate averaged 0.6%. Our early customers remain loyal to us today.

Sustainability

Since January 1, 2016, we have powered all of our U.S. data centers with 100% clean and renewable energy. We are the largest data center operator in the United States to be 100% renewably powered, and we support local and new renewable facilities. We have successfully accomplished this goal through a combination of technological innovation, capital investment, industry partnerships and public advocacy. Many of our customers and potential customers are looking for ways to achieve their “green” goals and reach desired levels of sustainability, which other colocation solutions cannot provide. By locating their IT equipment with us, they are able to advance on those goals and improve on their current level of sustainability. Elements of our sustainability efforts include the following:
•Clicking Clean Scorecard. In recognition of our efforts, Greenpeace awarded us “A” grades in all five categories measured by Greenpeace in its most recent Clicking Clean Company Scorecard (2017). We were the only company in the United States that received all “A” grades, and we were recognized as the leader among colocation data centers evaluated in the study. We believe that many technology and infrastructure companies, as well as their customers and clients, evaluate progress towards achieving “clean energy” goals by reference to the company scorecards included in this report.
•Leading Power and Cooling Efficiency. Our technology results in significant efficiencies enabling annual Power Usage Effectiveness (“PUE”) of 1.28. We do not believe other colocation data center providers are able to maintain such a low PUE while simultaneously allowing customers to operate at very high power densities. We accomplish all of this without compromising our adherence to industry best standards. Our facilities are 100% green and operate at a level that exceeds the standards of IEEE, ANSI, ASHRAE, 24/7, ISO 9001, SAS 70/SSAE-16, BICSI and the Green Grid Association.
•Supporting New and Local Solar. In 2016, we partnered with the local Nevada utility to construct Switch Station 1 and Switch Station 2, which are two solar power stations in Las Vegas, Nevada having a combined 179 MW of nameplate capacity. In 2019, we also partnered with Capital Dynamics in the construction of Gigawatt 1, the single largest solar project portfolio in the United States. We have secured long-term power purchase and sale agreements under a solar project part of Gigawatt 1 with 180 MW of nameplate capacity and a 90 MW energy storage facility, which are expected to commence during 2022. Additionally, as part of the Solar Energy Industries Association’s most recent Solar Means Business Report (2019), we were named in the top 10 of industry-leading, global technology companies and the only colocation data center technology ecosystem for our investment in utilizing solar energy.
•Leading Water Preservation.    Our proprietary water processing technology allows us to reuse our water while eliminating chemicals from our cooling systems and increasing our water efficiency. Additionally, in 2021, we expect to commence the development of a 4,000 acre-foot effluent water pipeline in Northern Nevada, enabling The Citadel Campus to run on 100% recycled/effluent water.
•Energy Market Direct Access. We were the first entity since 2005 to seek the right to unbundle from the electric monopoly in Nevada. By leaving the monopoly and being able to purchase power from the broader electric market, we have greater freedom to control the energy we use, including the ability to lock in our commodity pricing for longer periods, purchase renewable energy from economical resources and effectuate broader national policy change. Since June 1, 2017, we have been buying our power directly
Switch, Inc. | 2020 Form 10-K | 12

from the national market, as opposed to buying it from the incumbent electrical power utility. We have seen savings from this direct national energy market participation.

Our Values

Our core values govern how every Switch employee executes on our mission to power the sustainable growth of the connected world and include:
•Truth in Technology. Our customers place a significant level of trust in us to provide them the best technology solutions for their business.
•Sustainable by Design. Sustainably running the internet has been a core value since our founding. Our commitment does not stop there. We thoughtfully pursue the advancement of new, innovative policies that expand access to smart water, clean energy and the technological advances that are changing the way the world is powered. We focus on sustainability on multiple levels and have adopted internal policies focused on reducing plastic bottle waste, utilizing biodegradable tableware and recycling.
•Leading the Industry and beyond in Gender Equality and Veteran Placement. We believe our workforce is richly diverse in its total composition at all levels and outpaces our industry in the number of women executives. Women hold high-level technical positions throughout our company, including chief responsibility for construction, information and solutions architecture, branding and customer operations. Veterans provide another critical backbone of our workforce. We honor their service and actively recruit veterans to our mission-critical environment.
•Supporting Interdisciplinary Education Blending Technology and the Arts. We believe that combining education, technology and the arts creates a powerful platform for the future of our country and its market competitiveness. We have collaborated with universities to bring about improvements in research through our donations of supercomputers and connectivity to help accelerate their standing in the critical world of higher education research. We are also passionate about funding programs that build school gardens to connect youth to science through hands-on experiential learning. We bring financial commitment and thought leadership to preparing the next generation of whole-mind thinkers through an unwavering commitment to interdisciplinary Science, Technology, Engineering, the Arts and Mathematics (STEAM) education programs in Nevada, Michigan, Georgia and expect to do the same in any other states where we may operate in the future. Switch proudly supports First Robotics winning teams in Nevada and Michigan, the STEAM Education Village at Art Prize in Grand Rapids, the Nevada Museum of the Arts STEAM School, and the Smith Center for Performing Arts STEAM Programs. We believe that the best creative problem solvers who can integrate form and function with equal mastery through science, technology, engineering, arts and math education platforms will run the internet of absolutely everything with both form and function in mind.
•Karma: Our culture is grounded in the philosophy of doing the right thing. Innovation, detail and excellence drives everything from the interior architecture of our environments to our delivery of 100% uptime. We do it all with dedication to providing world-renowned facilities, superior service for our customers, the best working experience in the industry, true technology leadership and deep caring for the communities where we operate and the planet where we live. Our logo mark was designed to put the power of karma at the center of our company. We believe that if you put good energy out, you will get good energy back.

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

Switch, Inc. | 2020 Form 10-K | 13

We use a direct sales force and selected partner relationships to market our offerings to global enterprises, content providers, financial companies and mobile and network service providers. We have a robust colocation sales team who combined offer over 70 years of experience as members of our team. Our culture is one which fosters a team environment and allows our sales representatives to offer the customer the solution they need without artificial sales pressure. We believe that the strength of our product and market reputation are the biggest reasons for increased sales activity.

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

Competition is primarily centered on reputation and track record, quality and availability of data center space, quality of service, technical expertise, security, reliability, functionality, geographic coverage, financial strength and price. Some of our current and future competitors may have greater brand recognition, longer operating histories, stronger marketing, technical and financial resources and access to less expensive power than we do. As a result, some of our competitors may be able to:
•offer space at prices below current market rates or below the prices we currently charge our customers;
•bundle colocation services with other services or equipment they provide at reduced prices;
•develop superior products or services, gain greater market acceptance and expand their service offerings more efficiently or rapidly;
•adapt to new or emerging technologies and changes in customer requirements more quickly;
•take advantage of acquisition and other opportunities more readily; and
•adopt more aggressive pricing policies and devote greater resources to the promotion, marketing and sales of their services.

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

Human Capital Resources

As of December 31, 2020, we had 759 employees. We recognize that it is critical to hire the right people and do our best to provide the resources, incentives, leadership, and upward mobility to ensure positive, long-term relationships with our valued employees. Through this, we manage our employee turnover rate and maintain a strong track record of retention among our senior leadership team. We collaborate with the local unions where applicable, such as construction and the trades; however, none of our direct employees are represented by a labor union or covered by a collective bargaining agreement. We believe our employee relations are good and we have not experienced any work stoppages.

Switch, Inc. | 2020 Form 10-K | 14

Employee Programs and Training
We recognize that our team members are our greatest asset. As we continue the pursuit of designing, building and operating the world’s most advanced data centers and leading through innovation in technology infrastructure, we know that our continued success depends on the sustained contributions of bright, energetic, talented people who share our mission-critical mindset. Our recruitment and hiring efforts result in a diverse workforce mirroring the communities in which we do business. We provide our team members comprehensive technical, safety, and professional development training. Through our Switch University, we have pioneered strategic partnerships with community colleges to develop a work force that is prepared for the careers that run the Internet of Everything in our data centers.

Human and Workforce Rights
We recognize the importance of human rights, diversity and offering a workplace free of unlawful discrimination, harassment and retaliation. Our expectation is that all customers, employees, agents and business partners will be treated with respect and dignity, and that our interactions with others will be free from abuse, discrimination and corruption. We do not tolerate forced or child labor, human trafficking, or slavery in any form, and are committed to the protection of minority groups and women’s rights. We are also dedicated to working with partners and service providers who share these fundamental values and demonstrate their own commitment to promoting individual human rights. We require our partners and service providers to fully comply with all applicable labor, health and safety, anti-discrimination, anti-retaliation and other workplace laws, including those addressing equal pay, child labor, forced labor, slavery and human trafficking, and wage and hour laws.

Diversity, Equity and Inclusion
We embrace and encourage our employees’ differentiated insights, including those enriched by gender, gender expression, age, race, religion, color, ethnicity, disability, family or marital status, national origin, physical or mental ability, political affiliation, sexual orientation, socio-economic status, veteran status, and all other characteristics that make our employees unique. We have established a Diversity Council that oversees ongoing initiatives that promote these values and raise awareness of the value of a diverse workforce.

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

Switch, Inc. | 2020 Form 10-K | 15

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

As of December 31, 2020, we have 24 granted or allowed U.S. patents and patent applications by the United States Patent and Trademark Office comprising 382 granted or allowed claims. We also have 25 pending U.S. patent applications comprising 405 patent pending claims. The first of our patents begin expiring on or around June 13, 2028 subject to our ability to extend the term under applicable law. In addition to capturing additional innovations and inventions generated by us, we continually review our development efforts to assess the existence and patentability of new intellectual property. We actively pursue the registration of our domain names, trademarks and service marks in the United States, including new generic top-level domains, and in certain locations outside the United States. To protect our brand, we file trademark registrations in some international jurisdictions, and actively monitor online activities of others. As of December 31, 2020, we also had more than 210 trademark class registrations, more than 215 trademark class applications for more than 425 trademarks in the United States, and over 65 pending and registered trademarks in foreign countries. We have also registered more than 1,100 domain names, including www.switch.com, www.switch.net, and www.switch.org.

We have engaged in limited licensing of our intellectual property and there is the potential to further monetize our intellectual property in this manner in the future. Currently, we deploy our intellectual property for our own benefit and leverage our registrations to prevent mimicry by others.

Switch, Inc. | 2020 Form 10-K | 16

Our Portfolio

The following chart provides various metrics relative to our portfolio as of December 31, 2020:

Campus(1)	Year Operational	Gross Square Feet (up to)(2)	Utilization % - By Campus(3)	Utilization % - By Open Sector(3)	Power Capacity (up to)(4)

The Core Campus(5)
Current: 9 Facilities(6)	2003-2019	2,340,000	88%	89%	315 MW
Future: 5 Facilities	2021+	1,600,000			120 MW

The Citadel Campus
Current: TAHOE RENO 1	2016	1,360,000	79%	93%	130 MW
Future: 7 Facilities	2021+	5,890,000			520 MW

The Pyramid Campus
Current: Switch PYRAMID	2016	430,000
		(Office)
		220,000	74%	96%	10 MW
		(Data Center)
Future: 2 Facilities	2021+	940,000			100 MW

The Keep Campus
Current: ATLANTA 1	2020	310,000	19%	38%	35 MW
Future: 2 Facilities	2021+	1,100,000			115 MW

U.S. Total (Current)		4,660,000			490 MW
U.S. Total (Future)		9,530,000			855 MW
________________________________________
(1)SUPERNAP International has also deployed two additional data centers in Milan, Italy and Bangkok, Thailand that collectively provide up to approximately 904,000 GSF of space, with up to 100 MW of power available to these facilities. We held a 50% ownership interest in SUPERNAP International through December 31, 2020. In February 2021, we acquired SUPERNAP International’s 30% ownership interest in SUPERNAP Thailand, the entity which has deployed the data center in Thailand, and sold our ownership interest in SUPERNAP International, thus disposing of our interest in the data center in Italy.
(2)Estimated square footage of all enclosed space at full build out.
(3)Utilization numbers are based on available cabinets. The Citadel Campus, The Pyramid Campus, and The Keep Campus, which opened during the first quarter of 2020, are in the first phase of development. Additional capital investment will be required to reach full build out.
(4)Defined as total power delivered to the data center at full build out.
(5)We lease a data center building, the underlying land for three of our data centers, and land currently under development at The Core Campus that have non-cancellable terms expiring in 2033 through 2069.
(6)Current facilities at The Core Campus include LAS VEGAS 2, LAS VEGAS 4, LAS VEGAS 5, LAS VEGAS 7, LAS VEGAS 8, LAS VEGAS 9, LAS VEGAS 10, LAS VEGAS 11, and LAS VEGAS 12.

Organizational Structure and Corporate Information

Switch, Inc. is a Nevada corporation formed on June 13, 2017. We are a holding company and our principal asset is our equity interest in Switch, Ltd. Our principal executive offices are located at 7135 S. Decatur Boulevard, Las Vegas, Nevada 89118, and our telephone number is (702) 444-4111. Our website address is www.switch.com.

As of December 31, 2020, we owned 49.8% of Switch, Ltd. and the noncontrolling interest holders owned the remaining 50.2% of Switch, Ltd.

Although we have a minority economic interest in Switch, Ltd., we have the sole voting interest in, and control the management of, Switch, Ltd. Accordingly, we consolidate the financial results of Switch, Ltd. and report a noncontrolling interest on our consolidated statements of comprehensive income, representing the portion of net income or loss and comprehensive income or loss attributable to the direct and certain indirect owners of interest in Switch, Ltd. (“Members”), each of which own the single class of issued common membership interests of Switch, Ltd. (“Common Units”) and who may exchange their Common Units for shares of our Class A common stock, including certain of our named executive officers, certain members of our board of directors, certain other current
Switch, Inc. | 2020 Form 10-K | 17

and former non-executive employees, and the respective successors, assigns and transferees of such Members permitted under the Fifth Amended and Restated Operating Agreement of Switch, Ltd. (“Switch Operating Agreement”) adopted in connection with our initial public offering (“IPO”) and our amended and restated articles of incorporation.

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
Switch, Inc. | 2020 Form 10-K | 18

Item 1A.Risk Factors.
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
Summary of Risk Factors
We are subject to a number of risks, including risks that may prevent us from achieving our business objectives or that may adversely affect our business, financial condition, results of operations and prospects. The following is a summary of the principal risk factors described in this section:
Risks Related to Our Operations
•A slowdown in the demand for data center resources and other market and economic conditions.
•Inability to manage our growth.
•Operating results may fluctuate.
•Ability to license the space in our existing data centers.
•Long selling and implementation cycle for our services requiring significant time and resource commitments prior to recognizing revenue.
•Increased power costs and limited availability of power resources.
•Significance of revenue from data centers located in one location.
•Delays in the expansion of existing data centers or the construction of new data centers.
•Ability to compete effectively against our current and future competitors.
•A catastrophic event or a prolonged disruption in excess of our insurance coverage.
•Early termination or non-renewal of our existing leases and agreements.
•The loss of key personnel.
•Our inability to attract and retain qualified and skilled employees.
•The failure of our joint ventures, strategic collaborations and other similar arrangements.
•Difficulties in identifying and consummating future acquisitions, alliances or joint ventures.
•Suitability of our properties for other uses.
Risks Related to Our Customer Base
•Continued investment in expansion efforts without sufficient customer demand.
•A significant portion of our revenue is highly dependent on a limited number of customers.
•Our customer contract commitments are subject to reduction and potential cancellation.
•Our customers or potential customers may design or develop their own data centers.
•Our churn rate may increase, or we may be unable to achieve high contract renewal rates.
•Failure to attract new customers for our services or to grow revenue from existing customers.
•Future consolidation and competition in our customers’ industries.
•Risk of early termination, audits, investigations, sanctions or penalties in connection with our government customers.
Risks Related to Technology and Intellectual Property
•Any failure in the critical systems of the data center facilities we operate or services we provide.
•Failure to protect our current and future proprietary intellectual property rights.
•Large-scale malfunctions in the proper and efficient functioning of computer and data-processing systems.
•Security breaches, including cyber security breaches, could disrupt our operations.
•Misappropriation of our or our customers’ proprietary intellectual property or confidential information.
Switch, Inc. | 2020 Form 10-K | 19

•Migration from colocation data centers to the public cloud.
•Inherently risky investments in new offerings and technologies.
•Inability to adapt to evolving technologies and customer demands.
•Dependence on third parties to provide internet, telecommunication and fiber optic network connectivity to our customers.
Risks Related to Our Liquidity and Indebtedness
•Our capacity to generate capital may be insufficient to meet our anticipated capital requirements.
•Our outstanding indebtedness may limit our operational and financial flexibility.
•We may not generate sufficient cash flow to meet our debt service and working capital requirements.
•Changes in the method of determining or replacing the London Interbank Offered Rate.
Risks Related to Legal, Governmental Regulation and Tax Matters
•Unanticipated changes in the tax rates and policies of the states in which we operate.
•Environmental problems are possible and can be costly.
•Future domestic or international legislation and regulation concerning networking, data privacy or other aspects of Internet business.
•Costs of complying with regulations.
•Fluctuations in our tax obligations and effective tax rate and realization of our deferred tax assets.
•Possibility of being deemed to be an investment company subject to the Investment Company Act of 1940.
Risks Related to Our Organizational Structure
•Our dependence on distributions from Switch, Ltd. to pay our taxes and expenses, including payments under the Tax Receivable Agreement (“TRA”).
•Required cash payments to the Members under the TRA in respect of certain tax benefits.
•Our organizational structure, including the TRA, confers certain benefits upon the Members that will not benefit holders of Class A common stock to the same extent as it will benefit the Members.
•In certain cases, payments under the TRA to the Members may be accelerated or significantly exceed the actual benefits we realize in respect of the tax attributes subject to the TRA.
•We will not be reimbursed for any payments made to the Members under the TRA in the event that any tax benefits are disallowed.
Risks Related to Ownership of Our Class A Common Stock
•The right of Members to have their Common Units redeemed or exchanged into Class A common stock.
•Failure to sustain an active trading market for our Class A common stock.
•The failure of our performance in any given period to meet the guidance that we provide to the public.
•Securities analysts’ publication, or failure to publish, research or reports about our business.
•Anti-takeover provisions in our organizational documents and Nevada law.
•Future issuances of shares of preferred stock, which could impede our acquisition by another company or otherwise adversely affect holders of our Class A common stock.
•Existing or future class-action securities litigation.
•Substantial future sales of our Class A common stock, including such stock received upon redemption or exchange of Common Units, or the perception in the public markets that such sales may occur.
•Costs as a result of being a public company and the administration of our complex organizational structure.
•Failure to maintain an effective system of internal control over financial reporting.
•The ability to pay dividends on our Class A common stock is subject to the discretion of our board of directors and our debt agreements as well as future agreements.
General Risks
•Impact of epidemics, pandemics or other outbreaks.
•Uncertainty about the economic environment.
Switch, Inc. | 2020 Form 10-K | 20

Risks Related to Our Operations
A slowdown in the demand for data center resources and other market and economic conditions could have a material adverse effect on us.
Adverse developments in the data center market or in the industries in which our customers operate could lead to a decrease in the demand for data center resources, which could have a material adverse effect on us. We face risks including:
•a decline in the technology industry, such as a decrease in the use of mobile or web-based commerce, business layoffs or downsizing, relocation of businesses, increased costs of complying with existing or new government regulations and other factors;
•a slowdown in the growth of the internet generally as a medium for commerce and communication;
•a downturn in the market for data center space generally, which could be caused by an oversupply of or reduced demand for data center space;
•any transition by our customers of data center storage from third-party providers like us to customer-owned and operated facilities;
•the rapid development of new technologies or the adoption of new industry standards that render our or our customers’ current products and services obsolete or unmarketable and, in the case of our customers, that contribute to a downturn in their businesses, increasing the likelihood of a default under their service agreements or that they become insolvent;
•the migration from colocation data centers to the public cloud; and
•technological advancements that result in less data center space being required.
To the extent that any of these or other adverse conditions occurs, they are likely to impact market demand and pricing for our services.
Additionally, we and our customers are affected by general business, economic and geopolitical conditions in the United States and globally. These conditions include short-term and long-term interest rates, inflation, money supply, tax and trade policies, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets and broad trends in industry and finance, all of which are beyond our control. Macroeconomic conditions that affect the economy and the economic outlook of the United States and the rest of the world could adversely affect our customers and vendors, which could adversely affect our results of operations and financial condition.
Any inability to manage our growth could disrupt our business and reduce our profitability.
Our annual revenue grew from $405.9 million in 2018 to $511.5 million in 2020. As we continue to grow, significant demands may be placed on our management and our administrative, operational and financial systems. Continued expansion increases the challenges we face in:
•managing a large and growing customer base;
•obtaining suitable land to build new data centers;
•establishing new operations at additional data centers and maintaining efficient use of the data center facilities we operate;
•expanding our service portfolio to cover a wider range of services;
•creating and capitalizing on economies of scale;
•obtaining additional capital to meet our future capital needs;
•recruiting, training and retaining a sufficient number of skilled technical, sales and management personnel;
•maintaining effective oversight over personnel and multiple data center locations;
•coordinating work among sites and project teams; and
•developing and improving our internal systems, particularly for managing our continually expanding business operations.
If we fail to manage the growth of our operations effectively, our businesses and prospects may be materially and adversely affected.
Switch, Inc. | 2020 Form 10-K | 21

Our operating results may fluctuate.
We have experienced fluctuations in our results of operations on a quarterly and annual basis. The fluctuations in our operating results may cause the market price of our Class A common stock to be volatile. We may experience significant fluctuations in our operating results in the foreseeable future due to a variety of factors, including:
•the timing and magnitude of depreciation and interest expense or other expenses related to the acquisition, purchase or construction of additional data centers or the upgrade of existing data centers;
•demand for space, power and services at our data centers;
•changes in general economic conditions, such as an economic downturn, or specific market conditions in the telecommunications and internet industries, both of which may have an impact on our customer base;
•the duration of the sales cycle for our business offerings;
•the timing and logistics required for customer implementation of new programs such as our hybrid cloud solution;
•acquisitions or dispositions we may make or be a part of;
•the financial condition and credit risk of our customers;
•the provision of customer discounts and credits;
•the mix of current and proposed products and offerings and the gross margins associated with our products and offerings;
•the timing required for new and future data centers to open or become fully utilized;
•competition in the markets in which we operate;
•conditions related to international operations;
•increasing repair and maintenance expenses in connection with our data centers;
•lack of available capacity in our existing data centers to generate new revenue or delays in opening new or acquired data centers that delay our ability to generate new revenue in markets which have otherwise reached capacity;
•the timing and magnitude of other operating expenses, including taxes, expenses related to the expansion of sales, marketing, operations and acquisitions, if any, of complementary businesses and assets;
•the cost and availability of adequate public utilities, including power;
•changes in employee stock-based compensation;
•overall inflation;
•increasing interest expense due to any increases in interest rates and/or potential additional debt financings;
•changes in our tax planning strategies or failure to realize anticipated benefits from such strategies;
•changes in income tax benefit or expense; and
•changes in or new accounting principles generally accepted in the United States (“GAAP”) as periodically released by the Financial Accounting Standards Board.
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
Switch, Inc. | 2020 Form 10-K | 22

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
Our growth depends on our ability to license the space in our existing data centers. We may not be able to attract customers for the space in our data centers for a number of reasons, including if we:
•fail to provide competitive pricing terms;
•provide space that is deemed by existing and potential customers to be inferior to those of our competitors, based on factors, including available power, preferred design features, security considerations, location and connectivity; or
•are unable to provide services that our existing and potential customers desire.
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
Switch, Inc. | 2020 Form 10-K | 23

downtime resulting from insufficient power resources or power outages could damage our reputation and lead us to lose current and potential customers, which would harm our financial condition and results of operations.
We generate significant revenue from data centers located in one location and a significant disruption to this location could materially and adversely affect our operations.
We generate significant revenue from data centers located at The Core Campus in Las Vegas, and a significant disruption to this location could materially and adversely affect our operations. While The Pyramid Campus in Grand Rapids and The Citadel Campus near Reno opened in 2016, and The Keep Campus in Atlanta opened during the first quarter of 2020, all three locations are in development and will require additional capital investment to reach full build out and the revenue contribution from these locations is relatively small in comparison to The Core Campus in Las Vegas. Our data centers located in Las Vegas comprised 84.2% of our revenue during the year ended December 31, 2020. The occurrence of a catastrophic event, or a prolonged disruption in this region could materially and adversely affect our operations.
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
In addition, we need to work closely with the local power suppliers, and sometimes local governments, where we propose to locate our data centers. Delays in actions that require the assistance of such third parties, or delays in receiving required permits and approvals from such parties, may also affect the speed with which we complete data center projects or result in their not being completed at all. For example, we have experienced such delays in receiving approvals and permits due to the COVID-19 pandemic, resulting in construction delays. If delays continue, we may not be able to manage the growth of our operations effectively and our business may be materially and adversely affected.
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
Competition is primarily centered on reputation and track record, quality and availability of data center space, quality of service, technical expertise, security, reliability, functionality, breadth and depth of services offered, geographic coverage, scale, financial strength and price. Some of our current and future competitors may have greater brand recognition, longer operating histories, stronger marketing, technical and financial resources and access to greater and less expensive power than we do. In addition, many companies in the industry are consolidating, which could further increase the market power of our competitors. As a result, some of our competitors may be able to:
•offer space at pricing below current market rates or below the pricing we currently charge our customers;
•bundle colocation services with other services or equipment they provide at reduced prices;
•develop superior products or services, gain greater market acceptance and expand their service offerings more efficiently or rapidly;
•adapt to new or emerging technologies and changes in customer requirements more quickly;
•take advantage of acquisition and other opportunities more readily; and
Switch, Inc. | 2020 Form 10-K | 24

•adopt more aggressive pricing policies and devote greater resources to the promotion, marketing and sales of their services.
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
A few of our facilities are located on properties for which we have long term operating and finance leases. In some instances, we may elect to exercise an option to purchase the leased premises and facilities, or in other instances, elect to extend the term of certain leases, in each case, according to the terms and conditions under the relevant lease agreements. However, upon the expiration of such leases (including any extension terms), we may not be able to renew these leases on commercially reasonable terms, if at all. Even though the lessors for most of our data centers generally do not have the right of unilateral early termination unless they provide the required notice of a breach of the lease and opportunity to cure (as applicable), the lease may nonetheless be terminated early if we are in material breach of the lease agreements. We may assert claims for compensation against the landlords if they elect to terminate a lease agreement early and without due cause. If the leases for our data centers were terminated early prior to their expiration date, notwithstanding any compensation we may receive for early termination of such leases, or if we are not able to renew such leases, we may have to incur significant costs related to relocation. Our leased facilities are located in properties that are subject to master ground leases. If the landlords under such master ground leases elect to terminate the respective master leases in case of default or breach by the master lessees thereunder or otherwise pursuant to the terms and conditions of the relevant master lease, we may not be able to protect our leasehold interest, and may be ordered to vacate the affected premises. Any relocation could also affect our ability to provide continuous uninterrupted services to our customers and harm our reputation. As a result, our business and results of operations could be materially and adversely affected.
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

Switch, Inc. | 2020 Form 10-K | 25

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
Our joint venture’s international operations, or any future international operations, may expose us to risks that we have not generally faced in the United States. These risks include:
•challenges caused by distance, language, cultural and ethical differences and the competitive environment;
•heightened risks of unethical, unfair or corrupt business practices, actual or claimed, in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, and irregularities in, financial statements;
•foreign exchange restrictions and fluctuations in currency exchange rates;
•application of multiple and conflicting laws and regulations, including complications due to unexpected changes in foreign laws and regulatory requirements;
Switch, Inc. | 2020 Form 10-K | 26

•new and different sources of competition;
•different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;
•management communication and integration problems resulting from cultural differences and geographic dispersion;
•adverse tax consequences, including multiple and possibly overlapping tax structures, the complexities of foreign value-added tax systems, restrictions on the repatriation of earnings and changes in tax rates;
•greater difficulty in enforcing contracts, accounts receivable collection and longer collection periods;
•the uncertainty and limitation of protection for intellectual property rights in some countries;
•increased financial accounting and reporting burdens and complexities;
•lack of familiarity with local laws, customs and practices, and laws and business practices favoring local competitors or partners;
•public health emergencies, including the global COVID-19 pandemic; and
•political, social and economic instability abroad, terrorist attacks and security concerns in general.
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
Risks Related to Our Customer Base
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
Our top 10 customers accounted for approximately 36.9% of our revenue for the year ended December 31, 2020.
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
Switch, Inc. | 2020 Form 10-K | 27

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
Switch, Inc. | 2020 Form 10-K | 28

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
Additionally, government contracts are generally subject to audits and investigations that could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or exclusion from future government business.
Risks Related to Technology and Intellectual Property
Any failure in the critical systems of the data center facilities we operate or services we provide could lead to disruptions in our customers’ businesses and could harm our reputation and result in financial penalty and legal liabilities, which would reduce our revenue and have a material adverse effect on our results of operation.
The critical systems of the data center facilities we operate and the services we provide are subject to failure. Any failure in the critical systems of any data center facility we operate or services that we provide, including a breakdown in critical plant, equipment or services, such as the cooling equipment, generators, backup batteries, routers, switches, or other equipment, power supplies, or network connectivity, whether or not within our control, could result in service interruptions and data losses for our customers as well as equipment damage, which could significantly disrupt the normal business operations of our customers and harm our reputation and reduce our revenue. Any failure or downtime in one of the data center facilities that we operate could affect many of our customers. The total destruction or severe impairment of any of the data center facilities we operate could result in significant downtime of our services and loss of customer data. Since our ability to attract and retain customers depends on our ability to provide highly reliable service, even minor interruptions in our service could harm our reputation and cause us to incur financial penalties. The services we provide are subject to failures resulting from numerous factors, including:
•power loss;
•equipment failure;
•human error or accidents;
•theft, sabotage and vandalism;
•failure by us or our suppliers to provide adequate service or maintenance to our equipment;
•network connectivity downtime and fiber cuts;
•security breaches to our infrastructure;
•improper building maintenance by us;
•physical, electronic and cyber security breaches;
•fire, earthquake, hurricane, tornado, flood and other natural disasters;
•extreme temperatures;
•water damage;
•public health emergencies, including pandemics such as the spread of COVID-19 (coronavirus); and
•terrorism.
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
Switch, Inc. | 2020 Form 10-K | 29

could reduce the confidence of our customers and cause our customers to terminate or not renew their licenses. In addition, we may be unable to attract new customers if we have a reputation for significant or frequent service disruptions or equipment failures in our data centers.
Moreover, service interruptions and equipment failures may expose us to legal liability. As our services are critical to many of our customers’ business operations, any disruption in our services could result in lost profits or other indirect or consequential damages to our customers. Although our customer contracts typically contain provisions that limit our liability for breach of the agreement, including failing to meet our service level commitments, there is always a risk that a court may decline to enforce such contractual limitations on our liability in the event that a customer brings a lawsuit against us as the result of a service interruption that it may ascribe to us. The outcome of any such lawsuit would depend on the specific facts of the case and any legal and policy considerations that we may not be able to mitigate. In such cases, we could be liable for substantial damage award which may have a material adverse effect on our revenue.
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
Switch, Inc. | 2020 Form 10-K | 30

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
Switch, Inc. | 2020 Form 10-K | 31

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
Our investments in new offerings and technologies are inherently risky and may not succeed.
We plan to grow through the development of new offerings such as multi-cloud edge infrastructure services, physically secured cloud storage environments and autonomous security robots. To be successful, we need to cultivate new industry relationships with customers and partners. The development of these offerings requires significant investment, does not always grow as projected or at all, and we may not realize an adequate return on our investments. There is no guarantee that we will achieve or maintain market demand or acceptance for our offerings. If we fail to realize an adequate return on our investments, we may not be able to grow our revenue as quickly as we anticipate or at all.
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
Switch, Inc. | 2020 Form 10-K | 32

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
Risks Related to Our Liquidity and Indebtedness
The data center business is capital-intensive, and our capacity to generate capital may be insufficient to meet our anticipated capital requirements. Failure to obtain the necessary capital when needed may force us to delay, limit or terminate our expansion efforts or other operations.
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

Switch, Inc. | 2020 Form 10-K | 33

Our outstanding indebtedness may limit our operational and financial flexibility.
As of December 31, 2020, we had total indebtedness of $1.06 billion under our senior unsecured notes and credit facilities (excluding debt issuance costs and original issue discount) and we had $500.0 million in availability under our revolving credit facility. Our leveraged position could have important consequences, including:
•impairing our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;
•requiring us to dedicate a substantial portion of our operating cash flow to paying principal and interest on our indebtedness, thereby reducing the funds available for operations;
•limiting our ability to grow and make capital expenditures due to the financial covenants contained in our debt arrangements;
•impairing our ability to adjust rapidly to changing market conditions, invest in new or developing technologies, or take advantage of significant business opportunities that may arise;
•making us more vulnerable if a general economic downturn occurs or if our business experiences difficulties; and
•making us more vulnerable to increases in interest rates because of the variable interest rates on our borrowings.
Additionally, our credit facilities are secured by a first-priority security interest in substantially all of the assets of Switch, Ltd. and its wholly-owned material domestic subsidiaries. Both our amended and restated credit agreement and indenture governing our senior unsecured notes also contain a number of covenants that, among other things, restrict our ability to incur additional debt, incur additional liens or contingent liabilities, make investments in other persons or property, or sell or dispose of our assets.
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
In the event our cash flow is inadequate to meet our debt service and working capital requirements, we may be required, to the extent permitted under our amended and restated credit agreement, our indenture governing our senior unsecured notes, and any other credit facilities, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets or reduce or delay planned capital or operating expenditures. However, any insufficient cash flow may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all. We could also face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds needed to make required payments under our indebtedness, or if we breach any covenants under our indebtedness, we would be in default under its terms and the holders of such indebtedness may be able to accelerate the maturity of such indebtedness, which could cause defaults under our other indebtedness.
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

Switch, Inc. | 2020 Form 10-K | 34

Risks Related to Legal, Governmental Regulation and Tax Matters
Unanticipated changes in the tax rates and policies of the states in which we operate could materially and adversely affect our results of operations.
We strategically choose the locations of our U.S. campuses. One of the factors we consider is the favorable tax rates and policies that provide zero or low-tax environments for our customers to deploy IT equipment. If the tax rates and policies of the states in which our data centers are located expose us or our customers to higher taxes, our results of operations could be materially and adversely affected directly or by making our data centers less attractive to our existing and potential customers.
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
Future legislation and regulation, either domestic or international, concerning networking, data privacy or other aspects of Internet business could have an adverse effect on our business operations.
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
We are subject to taxes by the U.S. federal, state, local and foreign tax authorities, and our tax liabilities will be affected by the allocation of expenses to differing jurisdictions. We record tax expense based on our estimates of future payments, which may include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets. At any one time, multiple tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these matters. We expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
Switch, Inc. | 2020 Form 10-K | 35

•tax effects of stock-based compensation; or
•changes in tax laws, regulations or interpretations thereof.
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
Risks Related to Our Organizational Structure
Our principal asset is our interest in Switch, Ltd., and, accordingly, we depend on distributions from Switch, Ltd. to pay our taxes and expenses, including payments under the TRA. Switch, Ltd.’s ability to make such distributions may be subject to various limitations and restrictions.
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
Switch, Inc. | 2020 Form 10-K | 36

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

Switch, Inc. | 2020 Form 10-K | 37

We will not be reimbursed for any payments made to the Members under the TRA in the event that any tax benefits are disallowed.
Payments under the TRA are based on the tax reporting positions that we determine. The Internal Revenue Service or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially affect a recipient’s payments under the TRA, then we will not be permitted to settle or fail to contest such challenge without the consent (not to be unreasonably withheld or delayed) of each Member that directly or indirectly owns at least 10% of the outstanding Common Units. We will not be reimbursed for any cash payments previously made to the Members under the TRA in the event that any tax benefits initially claimed by us and for which payment has been made to a Member are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments we make to a Member will be netted against any future cash payments that we might otherwise be required to make to such Member under the terms of the TRA. However, we might not determine that we have made an excess cash payment to a Member for a number of years following the initial time of such payment. If a taxing authority challenges any of our tax reporting positions, we will not be permitted to reduce future cash payments under the TRA until such challenge is finally settled or determined. As a result, we could make payments under the TRA in excess of the tax savings that we realize in respect of the tax attributes with respect to a Member that are the subject of the TRA.
Risks Related to Ownership of Our Class A Common Stock
The Members have the right to have their Common Units redeemed or exchanged into shares of Class A common stock, which may cause volatility in our stock price.
As of February 4, 2021, we have an aggregate of more than 600,000,000 shares of Class A common stock authorized but unissued, including 113,915,174 shares of Class A common stock issuable upon redemption or exchange of Common Units. Subject to the restrictions set forth in the Switch Operating Agreement, the Members may have their Common Units redeemed for shares of our Class A common stock. We have also entered into the Registration Rights Agreement pursuant to which the shares of Class A common stock issued to the Members upon redemption of Common Units are eligible for resale, subject to certain limitations set forth therein.
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

Switch, Inc. | 2020 Form 10-K | 38

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
Volatility in the market price of our Class A common stock may affect the ability to sell shares at or above the price paid for such shares. The market price of our Class A common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including:
•our operating performance and prospects and those of other similar companies;
•actual or anticipated variations in our financial condition, liquidity or results of operations;
•changes in financial projections we may provide to the public or our failure to meet these projections;
•change in the estimates of securities analysts relating to our earnings or other operating metrics;
•publication of research reports about us, our significant customers, our competition, data center companies generally or the technology industry;
•recruitment or departure of key personnel;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•changes in market valuations of similar companies;
•announcements by us or our competitors of significant technological innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•developments or disputes concerning our intellectual property or our services, or third-party proprietary rights;
•adverse market reaction to leverage we may incur or equity we may issue in the future;
•actions by institutional stockholders;
•actual or perceived accounting issues, including changes in accounting standards, policies, guidelines, interpretations or principles;
•failure to comply with NYSE requirements;
•speculation in the press or investment community about our company or industry or the economy in general;
•adverse developments in the credit-worthiness, business or prospects of one or more of our significant customers;
•lawsuits threatened or filed against us;
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;
•the realization of any of the other risk factors presented in this report;
•the overall performance of the equity markets; and
•general market and economic conditions.
Anti-takeover provisions in our organizational documents and Nevada law could prevent or delay a change in control of our company, even if such change in control would be beneficial to our stockholders.
Provisions of our amended and restated articles of incorporation and amended and restated bylaws, as well as provisions of Nevada law, could discourage, delay or prevent a merger, acquisition or other change in control of our company, even if such change in control would be beneficial to our stockholders. These provisions include:
•authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;
•prohibiting the use of cumulative voting for the election of directors;
•removal of incumbent directors only by the vote of stockholders with not less than two-thirds of the voting power of our outstanding stock;
Switch, Inc. | 2020 Form 10-K | 39

•prohibiting stockholders from calling special meetings;
•requiring that our board of directors adopt a resolution in order to propose any amendment to our articles of incorporation before it may be considered for approval by our stockholders;
•limiting the ability of stockholders to amend our bylaws and approve certain amendments to our articles of incorporation, in each case by requiring the affirmative vote of holders of at least two-thirds of the votes that stockholders would be entitled to cast in any annual election of directors;
•requiring all stockholder actions to be taken at a meeting of our stockholders; and
•establishing advance notice and duration of ownership requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
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
Switch, Inc. | 2020 Form 10-K | 40

Regardless of their merits, these lawsuits or future lawsuits could subject us to substantial costs, divert resources and the attention of management from our business and harm our business, results of operations, financial condition, reputation and cash flows. These factors may materially and adversely affect the market price of our Class A common stock.
Substantial future sales of our Class A common stock, including such stock received upon redemption or exchange of Common Units, or the perception in the public markets that such sales may occur, may depress our stock price.
Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares. As of February 4, 2021, we had 127,339,012 shares of Class A common stock outstanding and 113,915,174 authorized but unissued shares of Class A common stock that would be issuable upon redemption or exchange of Common Units.
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
Switch, Inc. | 2020 Form 10-K | 41

We may fail to maintain an effective system of internal control over financial reporting in the future and may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and the price of our Class A common stock.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting.
The process of designing and implementing internal control over financial reporting required to comply with Section 404 of the Sarbanes-Oxley Act has been and will continue to be time consuming, costly and complicated. If, during the evaluation and testing process, we identify one or more material weaknesses in our internal control over financial reporting, our management will be unable to assert that our internal control over financial reporting is effective at a reasonable assurance level. Even if our management concludes that our internal control over financial reporting is effective at a reasonable assurance level, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented, or reviewed. If we are unable to assert that our internal control over financial reporting is effective at a reasonable assurance level, or when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become subject to litigation or investigations by the NYSE on which our Class A common stock securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources, and cause investor perceptions to be adversely affected and potentially resulting in restatement of our financial statements for prior periods and a decline in the market price of our Class A common stock.
Our ability to pay dividends on our Class A common stock is subject to the discretion of our board of directors and our debt agreements as well as future agreements.
Although we intend to pay quarterly cash dividends on our Class A common stock, the declaration, amount and payment of any future dividends on shares of Class A common stock will be at the sole discretion of our board of directors, and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. The continued operation and expansion of our business will require substantial funding. We are a holding company, and substantially all of our operations are carried out by Switch, Ltd. and its subsidiaries. Under our amended and restated credit agreement and indenture governing our senior unsecured notes, Switch, Ltd. is currently restricted from paying cash dividends or making certain other restricted payments, and we expect these restrictions to continue in the future, which may in turn limit our ability to pay dividends on our Class A common stock. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries. Accordingly, realization of a gain on an investment in our Class A common stock may depend on the appreciation of the price of our Class A common stock, which may never occur.
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
Switch, Inc. | 2020 Form 10-K | 42

against a director or officer. In addition, our amended and restated articles of incorporation and bylaws require indemnification of directors and officers to the fullest extent permitted by Nevada law.
General Risks
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
Our customers’ businesses could be disrupted, which would affect their ability to make payments to us, and our revenues could be negatively affected. Additionally, global economic disruptors like COVID-19 could negatively impact our supply chain and cause delays in the construction or development of our data centers due to disruptions in the supply of materials, issuance of permits, or products or the inability of our contractors to perform on a timely basis or at all. It may not be possible to find replacement products or supplies and ongoing delays could affect our business and growth.
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
Uncertain economic environments may have an adverse impact on our business and financial condition.
An uncertain economic environment, such as that which prevailed during much of 2020, may have an adverse effect on our business and financial condition. While we believe we have a strong customer base, if market conditions change, some of our customers may have difficulty paying us and we may experience losses in our customer base and reductions in their commitments to us. We may also be required to make allowances for doubtful accounts and our results would be negatively impacted. Our sales cycle could also be lengthened if customers reduce spending on, or delay decision-making with respect to, our services, which could adversely affect our revenue growth and our ability to recognize revenue. We could also experience pricing pressure as a result of economic conditions if our competitors lower prices and attempt to lure away our customers with lower cost solutions. Finally, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.
Item 1B.Unresolved Staff Comments.
None.
Item 2.Properties.
The information set forth under the captions “Our Campus Locations” and “Our Portfolio” in Part I, Item 1 of this Form 10-K is incorporated by reference herein.
Item 3.Legal Proceedings.
The information set forth in Note 9 “Commitments and Contingencies—Legal Proceedings” to our consolidated financial statements in Part II, Item 8 of this Form 10-K is incorporated by reference herein.
Item 4.Mine Safety Disclosures.
Not applicable.
Switch, Inc. | 2020 Form 10-K | 43

Part II.
Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market information
Our Class A common stock has traded on the NYSE under the symbol “SWCH” since October 6, 2017. Prior to that date, there was no public market for our Class A common stock. Our Class B common stock is neither listed nor traded on any stock exchange. As of February 4, 2021, there were no shares of Class C common stock outstanding.
Holders of record
As of February 4, 2021, there were 28 holders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of February 4, 2021, there were 91 holders of record of our Class B common stock. As of February 4, 2021, there were no shares of Class C common stock outstanding.
Dividends
We currently pay regular quarterly cash dividends and expect to continue paying regular cash dividends on a quarterly basis. Prior to the payment of such dividends, Switch, Ltd. makes and expects to continue making cash distributions to all of its holders of record of Common Units, including us. The declaration, amount and payment of any future dividends on shares of Class A common stock will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial condition, capital requirements, restrictions in Switch, Ltd.’s debt agreements and other factors that our board of directors deem relevant. We are a holding company, and substantially all of our operations are carried out by Switch, Ltd. and its subsidiaries. Additionally, Switch, Ltd.’s debt agreements place certain restrictions on its ability to pay cash dividends or make certain other restricted payments, and we expect these restrictions to continue in the future, which may in turn limit our ability to pay dividends on our Class A common stock. Our ability to pay dividends may also be restricted by the terms of any future credit agreement, or any future debt or preferred equity securities of us or our subsidiaries. Holders of our Class B common stock and Class C common stock are not entitled to participate in any dividends declared by our board of directors.
Performance graph
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard and Poor’s MidCap 400 Index (the “S&P 400”) and the Standard and Poor’s Technology Select Sector Index (“S&P Technology”) for the period beginning on October 6, 2017 (the date our Class A common stock commenced trading on the NYSE) and ending on December 31, 2020, assuming an investment of $100 on October 6, 2017 and the reinvestment of dividends where applicable.
Recent sales of unregistered securities
None.
Issuer purchases of equity securities
None.
Switch, Inc. | 2020 Form 10-K | 44

Item 6.Selected Financial Data.
Part II, Item 6 is no longer required as the Company has adopted certain provisions within the amendments to Regulation S-K that eliminate Item 301.
Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
We are a technology infrastructure company powering the sustainable growth of the connected world and the Internet of Everything. Using our technology platform, we provide solutions to help enable that growth. Our advanced data centers are the center of our platform and provide power densities that exceed industry averages with efficient cooling, while being powered by 100% renewable energy. These exascale data centers address the growing challenges facing the data center industry. Our critical infrastructure components in our data centers are purpose-built to satisfy customers’ needs, drive efficiency and enable the deployment of highly advanced computing technologies.
We presently own and operate four primary campus locations, called Primes, which encompass 12 colocation facilities with an aggregate of up to 4.7 million GSF of space. Our Primes consist of The Core Campus in Las Vegas, Nevada; The Citadel Campus near Reno, Nevada; The Pyramid Campus in Grand Rapids, Michigan; and The Keep Campus in Atlanta, Georgia, which opened during the first quarter of 2020. In addition to our Primes, we held a 50% ownership interest in SUPERNAP International through December 31, 2020, which has deployed facilities in Italy and Thailand. Until March 31, 2018, we accounted for this ownership interest under the equity method of accounting. In February 2021, we acquired SUPERNAP International’s 30% ownership interest in SUPERNAP Thailand, the entity which has deployed the facility in Thailand, and sold our ownership interest in SUPERNAP International, thus disposing of our interest in the facility in Italy.
We currently have more than 950 customers, including some of the world’s largest technology and digital media companies, cloud, IT and software providers, as well as financial institutions and network and telecommunications providers. Our ecosystem connects over 250 cloud, IT and software providers and more than 90 network and telecommunications providers. Our business is based on a recurring revenue model comprised of (1) colocation, which includes the licensing and leasing of cabinet space and power and (2) connectivity services, which include cross-connects, broadband services and external connectivity. We consider these services recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract. We generally derive more than 95% of our revenue from recurring revenue and we expect to continue to do so for the foreseeable future.
Our non-recurring revenue is primarily comprised of installation services related to a customer’s initial deployment. These services are non-recurring because they are typically billed once, upon completion of the installation.
Factors that May Influence Future Results of Operations
Impact of COVID-19. In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to be spread throughout the U.S. and the world. While we have not incurred significant disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the full impact that COVID-19 will have on our results of operations due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the future impact to the business of our customers, partners and vendors, the future impact and functioning of the global financial markets and other factors identified in “Item 1A—Risk Factors” in Part I of this Form 10-K. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.
Switch, Inc. | 2020 Form 10-K | 45

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
Growth and Expansion Activities. Our future revenue growth will depend on our ability to maintain our existing revenue base while expanding and increasing utilization at our existing and developing Prime Campus locations. Our existing Prime Campus locations currently encompass 12 colocation facilities with an aggregate of up to 4.7 million GSF of space and up to 490 MW of power. As of December 31, 2020, the utilization rates at these Prime Campuses, based on currently available cabinets, were approximately 89%, 93%, 96%, and 38% at The Core Campus, The Citadel Campus, The Pyramid Campus, and The Keep Campus, respectively. Additionally, each of our existing Primes has room for further expansion. We may be unable to attract customers to our data centers or retain them for a number of reasons, including if we fail to provide competitive pricing terms, provide space that is deemed to be inferior to that of our competitors or are unable to provide services that our existing and potential customers desire.
Cost of Power. We are a large consumer of power, and the cost of energy accounts for a significant portion of our cost of revenue. We require power supply to provide many services we offer, such as powering and cooling our customers’ IT equipment and operating critical data center plant and equipment infrastructure. Pursuant to our service agreements, we provide our customers with a committed level of power supply availability and we have committed to operating our data centers with 100% clean and renewable energy. Most of our customer agreements provide the ability to increase our prices in response to an increase in the cost of energy; however, our gross profit can be adversely affected by increases in our cost of energy if we choose not to pass along the increases to our customers. For instance, historically, we intentionally have not generally passed along the seasonal increase in energy costs during the summer months to the full extent permitted under our contracts in order to avoid seasonal adjustments to our customer pricing, and that practice has, therefore, resulted in a decrease in our gross profit in those periods. Nonetheless, as an unbundled purchaser of energy in Nevada, we are able to purchase power in the open market through long-term power contracts, which we believe reduces variability of energy costs. Additionally, our existing customers may not renew their contracts with us or may reduce the services purchased from us, or we may be unable to attract new customers, if we experience increased energy costs or limited availability of power resources, including clean and renewable energy. Our brand or reputation could be adversely affected if we are unable to operate our data centers with 100% clean and renewable energy.
Capital Expenditures. Our growth and expansion initiatives require significant capital. The costs of constructing, developing, operating and maintaining data centers, and growing our operations are substantial. While we strive to match the growth of our facilities to the demand for services, we still must spend significant amounts before we receive any revenue. If we are unable to generate sufficient capital to meet our anticipated capital requirements, our growth could slow and operations could be adversely affected. Our maintenance capital expenditures were $8.6 million for the year ended December 31, 2020.
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
Switch, Inc. | 2020 Form 10-K | 46

Key Metrics and Non-GAAP Financial Measures
We monitor the following unaudited key metrics and financial measures, some of which are not calculated in accordance with GAAP to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions.

	Years Ended December 31,
	2020	2019	2018
	(dollars in thousands)
Recurring revenue	$494,238	$446,966	$395,743
Capital expenditures	$347,040	$307,712	$275,524
Adjusted EBITDA	$268,329	$231,061	$201,700
Adjusted EBITDA margin	52.5%	50.0%	49.7%
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

The following table sets forth a reconciliation of recurring revenue to total revenue:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Recurring revenue	$494,238	$446,966	$395,743
Non-recurring revenue	17,309	15,344	10,117
Revenue	$511,547	$462,310	$405,860
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
Switch, Inc. | 2020 Form 10-K | 47

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
The following table sets forth a reconciliation of our net income to Adjusted EBITDA:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Net income	$38,375	$31,542	$29,318
Interest expense	29,774	29,236	26,370
Interest income(1)	(156)	(704)	(2,383)
Income tax expense	4,530	2,713	1,943
Depreciation and amortization of property and equipment	142,738	119,945	106,666
Loss on disposal of property and equipment	362	586	1,206
Equity-based compensation	28,733	29,524	35,733
Shareholder-related litigation expense(2)	239	3,302	2,516
Loss on interest rate swaps	23,489	14,917	—
Loss on extinguishment of debt	245	—	—
Equity in net losses of investments	—	—	331
Adjusted EBITDA	$268,329	$231,061	$201,700
________________________________________
(1)Interest income is included in the “Other” line of other income (expense) in our consolidated statements of comprehensive income.
(2)Shareholder-related litigation expense is included in the “Selling, general and administrative expense” line in our consolidated statements of comprehensive income.
Components of Results of Operations
Revenue
During each of the years ended December 31, 2020, 2019, and 2018, we derived more than 95% of our revenue from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing and leasing of cabinet space and power and (2) connectivity services, which include cross-connects, broadband services and external connectivity. The remainder of our revenue is from non-recurring revenue, which primarily includes installation services related to a customer’s initial deployment. The majority of our revenue contracts are classified as licenses, with the exception of certain contracts that contain lease components. Based on the current growth stage of our business, we expect increases in revenue to be driven primarily by increases in volume, rather than changes in the prices we charge to our customers.
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
Switch, Inc. | 2020 Form 10-K | 48

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
Other
Other primarily consists of other items that have impacted our results of operations such as interest income on our cash equivalents and gains and losses resulting from other transactions.
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

Switch, Inc. | 2020 Form 10-K | 49

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
Results of Operations
The following table sets forth our results of operations:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Consolidated Statements of Income Data:
Revenue	$511,547	$462,310	$405,860
Cost of revenue	279,475	242,679	224,413
Gross profit	232,072	219,631	181,447
Selling, general and administrative expense	136,659	142,704	126,768
Income from operations	95,413	76,927	54,679
Other income (expense):
Interest expense, including amortization of debt issuance costs and original issue discount	(29,774)	(29,236)	(26,370)
Loss on interest rate swaps	(23,489)	(14,917)	—
Loss on extinguishment of debt	(245)	—	—
Equity in net losses of investments	—	—	(331)
Other	1,000	1,481	3,283
Total other expense	(52,508)	(42,672)	(23,418)
Income before income taxes	42,905	34,255	31,261
Income tax expense	(4,530)	(2,713)	(1,943)
Net income	38,375	31,542	29,318
Less: net income attributable to noncontrolling interest	22,836	22,625	25,266
Net income attributable to Switch, Inc.	$15,539	$8,917	$4,052

Switch, Inc. | 2020 Form 10-K | 50

The following table sets forth the consolidated statements of income data presented as a percentage of revenue. Amounts may not sum due to rounding.

	Years Ended December 31,
	2020	2019	2018
Consolidated Statements of Income Data:
Revenue	100%	100%	100%
Cost of revenue	55	52	55
Gross profit	45	48	45
Selling, general and administrative expense	27	31	31
Income from operations	19	17	13
Other income (expense):
Interest expense, including amortization of debt issuance costs and original issue discount	(6)	(6)	(6)
Loss on interest rate swaps	(5)	(3)	—
Loss on extinguishment of debt	—	—	—
Equity in net losses of investments	—	—	—
Other	—	—	1
Total other expense	(10)	(9)	(6)
Income before income taxes	8	7	8
Income tax expense	(1)	(1)	—
Net income	8	7	7
Less: net income attributable to noncontrolling interest	4	5	6
Net income attributable to Switch, Inc.	3%	2%	1%
Comparison of the Years Ended December 31, 2020 and 2019
Revenue

	Years Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Colocation	$413,791	$370,682	$43,109	12%
Connectivity	91,885	85,009	6,876	8%
Other	5,871	6,619	(748)	(11)%
Revenue	$511,547	$462,310	$49,237	11%
Revenue increased by $49.2 million, or 11%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was primarily attributable to an increase of $43.1 million in colocation revenue. Of the overall increase, 12% was attributable to revenue from new customers initiating service after December 31, 2019, and the remaining 88% was attributable to increased revenue from existing customers.
Cost of Revenue and Gross Margin

	Years Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Cost of revenue	$279,475	$242,679	$36,796	15%
Gross margin	45.4%	47.5%
Cost of revenue increased by $36.8 million, or 15%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was primarily attributable to increases of $21.7 million in depreciation and amortization expense due to additional property and equipment being placed into service, $8.7 million in facilities costs due to increased utility rates, and $2.4 million in costs related to sales-type lease transactions. Accordingly,
Switch, Inc. | 2020 Form 10-K | 51

gross margin decreased by 210 basis points for the year ended December 31, 2020, compared to the year ended December 31, 2019.
Selling, General and Administrative Expense

	Years Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Selling, general and administrative expense	$136,659	$142,704	$(6,045)	(4)%
Selling, general and administrative expense decreased by $6.0 million, or 4%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The decrease was primarily attributable to a decrease of $7.7 million in accounting, legal, and other professional service fees, which was partially offset by an increase of $1.7 million in salaries and related employee expenses largely due to an increase in headcount.

Other Income (Expense)

	Years Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(29,774)	$(29,236)	$(538)	2%
Loss on interest rate swaps	(23,489)	(14,917)	(8,572)	57%
Loss on extinguishment of debt	(245)	—	(245)	NM
Other	1,000	1,481	(481)	(32)%
Total other expense	$(52,508)	$(42,672)	$(9,836)	23%
________________________________________
NM - Not meaningful
Interest Expense
Interest expense increased by $0.5 million, or 2%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was primarily due to an increase in our weighted average debt outstanding during the year ended December 31, 2020, primarily from borrowings on our revolving credit facility and the issuance of our senior unsecured notes, a decrease of $1.5 million in capitalized interest, and an increase of $1.0 million in interest expense from our finance leases, partially offset by a decrease in our weighted average interest rate from 4.45% during the year ended December 31, 2019 to 2.97% during the year ended December 31, 2020.
Loss on Interest Rate Swaps
Loss on interest rate swaps increased by $8.6 million, or 57%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase was driven by changes in the fair value of interest rate swaps largely from the fluctuation in market interest rates.
Income Tax Expense

	Years Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Income tax expense	$(4,530)	$(2,713)	$(1,817)	67%
Income tax expense was $4.5 million for the year ended December 31, 2020, compared to $2.7 million for the year ended December 31, 2019. The increase in income tax expense was driven by increases in our ownership of Switch, Ltd., and in income before income taxes of Switch, Ltd. and, therefore, in our allocable share of such taxable income.
Switch, Inc. | 2020 Form 10-K | 52

Net Income Attributable to Noncontrolling Interest

	Years Ended December 31,		Change
	2020	2019	Amount	%
	(dollars in thousands)
Net income attributable to noncontrolling interest	$22,836	$22,625	$211	1%
Net income attributable to noncontrolling interest was $22.8 million for the year ended December 31, 2020, compared to $22.6 million for the year ended December 31, 2019. The change was the result of an increase in net income during the year ended December 31, 2020, partially offset by a decrease in ownership by noncontrolling interest holders.

For a discussion related to the results of operations and changes in financial condition for the years ended December 31, 2019 and 2018, refer to Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on March 2, 2020.
Liquidity and Capital Resources
Switch, Inc. is a holding company and has no material assets other than its ownership of Common Units. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of Switch, Ltd. and its subsidiaries and any distributions we receive from Switch, Ltd. The terms of the amended and restated credit agreement and the indenture governing our senior unsecured notes limit the ability of Switch, Ltd., among other things, to incur additional debt, incur additional liens, encumbrances or contingent liabilities, and pay distributions or make certain other restricted payments.
As of December 31, 2020, we had $90.7 million in cash and cash equivalents. As of December 31, 2020, our total indebtedness was approximately $1.06 billion (excluding debt issuance costs and original issue discount) consisting of (i) $600.0 million principal from our senior unsecured notes, (ii) $400.0 million principal from our term loan facility, and (iii) $57.5 million from our finance lease liabilities. As of December 31, 2020, we had access to $500.0 million in additional liquidity from our revolving credit facility. For the year ending December 31, 2021, we expect to incur $330 million to $370 million in capital expenditures for development and construction projects related to our expansion (excluding acquisitions of land); however, the exact amount will depend on a number of factors. We believe we have sufficient cash and access to liquidity, coupled with anticipated cash generated from operating activities, to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including completion of our development projects. We also believe that our financial resources will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. The challenges posed by COVID-19 on our business are expected to evolve. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.
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
Cash Flows
The following table summarizes our cash flows:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by operating activities	$236,240	$209,413	$178,330
Net cash used in investing activities	(349,064)	(309,382)	(278,095)
Net cash provided by (used in) financing activities	178,822	43,130	(83,341)
Net increase (decrease) in cash and cash equivalents	$65,998	$(56,839)	$(183,106)

Switch, Inc. | 2020 Form 10-K | 53

Cash Flows from Operating Activities
Cash from operating activities is primarily generated from operating income from our colocation and connectivity services.
Net cash provided by operating activities for the year ended December 31, 2020 was $236.2 million, compared to $209.4 million for the year ended December 31, 2019. The increase of $26.8 million was primarily due to increased operations in our expanded data center facilities and changes in our working capital accounts.
Cash Flows from Investing Activities
During the year ended December 31, 2020, net cash used in investing activities was $349.1 million, primarily consisting of capital expenditures of $347.0 million related to the expansion of our data center facilities.
During the year ended December 31, 2019, net cash used in investing activities was $309.4 million, primarily consisting of capital expenditures of $307.7 million related to the expansion of our data center facilities.
Cash Flows from Financing Activities
During the year ended December 31, 2020, net cash provided by financing activities was $178.8 million, primarily consisting of $710.0 million in proceeds from the issuance of our senior unsecured notes and borrowings on our revolving credit facility, partially offset by $465.2 million primarily for the repayment of borrowings outstanding under our credit facilities, $21.1 million in distributions paid to noncontrolling interest, $20.0 million for the repurchase of Common Units, $17.3 million in dividends paid, and $7.1 million for the payment of debt issuance costs and original issue discount related to our senior unsecured notes and credit agreement amendment.
During the year ended December 31, 2019, net cash provided by financing activities was $43.1 million, primarily consisting of $170.0 million in proceeds from borrowings on our revolving credit facility, partially offset by $91.0 million for the repurchase of Common Units, $19.4 million in distributions paid to noncontrolling interest, $9.1 million in dividends paid, and $6.9 million in repayments of borrowings outstanding under our term loan and finance lease liabilities.
Outstanding Indebtedness
Credit Agreement
On June 27, 2017, we entered into an amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent, and certain other lenders, consisting of a $600.0 million term loan facility, maturing on June 27, 2024, and a $500.0 million revolving credit facility, maturing on June 27, 2022. On September 17, 2020, we entered into a second amendment to the credit agreement (“Amended Credit Agreement”) to, among other things, extend the maturity of our revolving credit facility to June 27, 2023, modify the ratio used for the financial covenant and certain basket availability tests, and refresh or increase certain baskets for restricted payments, investments, and junior debt payments. In connection with this amendment, certain lenders exited our revolving credit facility and, as a result of the issuance of our notes described below, a partial repayment was applied to our term loan facility to reduce its principal amount to $400.0 million, which is due upon maturity.
As of December 31, 2020, we had $500.0 million of availability under the revolving credit facility and $400.0 million outstanding under the term loan facility (excluding debt issuance costs) effectively fixed at 4.73% pursuant to interest rate swap agreements entered into in January and February 2019.
The Amended Credit Agreement contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations, subject to specified exceptions and baskets, on incurring additional debt, incurring additional liens, encumbrances or contingent liabilities, making investments in other persons or property, selling or disposing of our assets, merging with or acquiring other companies, liquidating or dissolving ourselves or any of the subsidiary guarantors, engaging in any business that is not otherwise a related line of business, engaging in certain transactions with affiliates, paying dividends or making certain other restricted payments, and making loans, advances or guarantees. The terms of the Amended Credit Agreement also require compliance with the consolidated secured leverage ratio (as defined in the Amended Credit Agreement) of 4.00 to 1.00 for each fiscal quarter. We were in compliance with this and our other covenants under the Amended Credit Agreement as of December 31, 2020.
Senior Unsecured Notes Due 2028
On September 17, 2020, we issued $600.0 million aggregate principal amount of our 3.75% senior unsecured notes due 2028. The notes bear interest at the rate of 3.75% per annum and mature on September 15, 2028. Interest on the notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year, beginning on March 15, 2021.
Switch, Inc. | 2020 Form 10-K | 54

The indenture to the notes contain covenants that, subject to exceptions and qualifications, among other things, limit our ability to incur additional indebtedness and guarantee indebtedness, pay dividends or make other distributions or repurchase or redeem our capital stock, prepay, redeem or repurchase certain indebtedness, issue certain preferred stock or similar equity securities, make loans and investments, dispose of assets, incur liens, enter into transactions with affiliates, enter into agreements restricting our ability to pay dividends, and consolidate, merge or sell all or substantially all of our assets. We were in compliance with all our covenants under the indenture to the notes as of December 31, 2020.
See Note 6 “Long-Term Debt” to our consolidated financial statements for more information.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements for any of the periods presented.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2020:

	Payments Due by Period
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Long-term debt, principal(1)	$—	$—	$400,000	$600,000	$1,000,000
Long-term debt, interest(2)	43,439	85,878	54,469	60,938	244,724
Finance lease liabilities(3)	4,125	8,932	10,251	134,522	157,830
Operating lease liabilities(4)	5,335	6,899	5,070	51,083	68,387
Other contractual commitments(5)	70,888	48,088	74,739	760,578	954,293
Total	$123,787	$149,797	$544,529	$1,607,121	$2,425,234
________________________________________
(1)Represents principal payments only. We will pay interest on outstanding indebtedness based on the rates and terms summarized in Note 6 “Long-Term Debt” to our consolidated financial statements.
(2)Represents interest expected to be incurred on our long-term debt based on amounts outstanding and interest rates as of December 31, 2020, including the impact of interest rate swaps, as summarized in Note 6 “Long-Term Debt” to our consolidated financial statements. Actual rates will vary.
(3)Represents principal and imputed interest. See Note 7 “Leases” to our consolidated financial statements.
(4)Represents minimum operating lease payments, excluding potential lease renewals. See Note 7 “Leases” to our consolidated financial statements.
(5)Represents primarily commitments for leases not yet commenced, construction-related purchase orders, and power purchase and portfolio energy credit agreements for our data centers. See Note 7 “Leases” and Note 9 “Commitments and Contingencies” to our consolidated financial statements.
As of December 31, 2020, we recorded a liability under the TRA of $278.9 million. No amounts are included in the table above as we are unable to reasonably estimate the timing of the payments of the liability; however, no amounts are expected to be paid within the next 12 months.
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
Switch, Inc. | 2020 Form 10-K | 55

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

Switch, Inc. | 2020 Form 10-K | 56

Incremental Borrowing Rate
We recognize right-of-use lease liabilities for all leases other than those with a term of 12 months or less as we have elected to apply the short-term recognition exemption. These lease liabilities represent our obligation to make lease payments arising from the lease and are measured based on the present value of fixed lease payments over the lease term.
As our lessee leases do not provide a readily determinable implicit rate, we use our incremental borrowing rate estimated based on information available at the commencement date in determining the present value of lease payments. When determining the incremental borrowing rate, we assess multiple variables such as lease term, collateral, economic conditions, and credit-worthiness. We estimate our incremental borrowing rate using a benchmark senior unsecured yield curve for debt instruments adjusted for our credit quality, market conditions, tenor of lease contracts, and collateral.
Equity-Based Compensation
Equity-based compensation includes stock options, restricted stock, and restricted stock units awarded to employees in periods subsequent to our IPO and incentive units awarded to employees and members in periods prior to our IPO. We measure equity-based compensation expense at the grant date based on the fair value of the award and recognize the expense over the requisite service period, which is generally the vesting period. We use the straight-line method to recognize compensation expense for equity awards with service conditions and the accelerated attribution method for equity awards with performance conditions.
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
Equity awards prior to our IPO generally had only a service condition and certain of these awards also had a performance condition. The service-based condition of those equity awards was satisfied over a period of up to five years. We estimated the fair value of these equity-based awards using the Black-Scholes option pricing model, which requires the input of highly complex and subjective variables.
Our assumptions were as follows:
•Expected volatility. As we had not been a public company and did not have a trading history for our incentive units, the expected price volatility of the incentive units was estimated by analyzing the volatility of companies in the same industry and selecting volatility within the range.
•Risk-free interest rate. The risk-free interest rate was based on United States Treasury zero-coupon issues with remaining terms similar to the expected term of the equity awards.
•Expected term. The expected term of the equity award was calculated by analyzing the historical exercise data and obtaining the weighted average of the holding period for the equity awards.
•Expected dividend yield. The expected dividend rate was determined at the grant date for each equity award. Because the underlying incentive units were not publicly traded, the fair value of the incentive units was estimated on each grant date by a board of managers of Switch, Ltd. for historical periods prior to our IPO. In order to determine the fair value of the incentive units, the board of managers considered, among other things, contemporaneous valuations of the incentive units prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The board of managers exercised reasonable judgment and considered several objective and subjective factors to determine the best estimate of the fair value of our incentive units including:
▪our historical and expected operating and financial performance;
▪current business conditions;
Switch, Inc. | 2020 Form 10-K | 57

▪our stage of development and business strategy;
▪the likelihood of achieving a liquidity event, such as an initial public offering or sale of our company given prevailing market conditions and the nature and history of our business;
▪market multiples of comparable companies in our industry;
▪the lack of an active public market for our incentive units;
▪the market performance of comparable publicly traded peer companies; and
▪macroeconomic conditions.
In determining the fair value of the incentive units, we estimated the enterprise value of our business primarily using a weighted average approach of a combination of the following three methods: (i) publicly traded data center company multiples; (ii) data center precedent transaction multiples; and (iii) the discounted cash flow method based on our five-year forecast. The weighting of these three methods varied over time. Application of these approaches involved the use of estimates, judgment and assumptions that were highly complex and subjective, such as those regarding our expected future revenue, expenses and future cash flows, discount rates, market multiples, the selection of comparable companies and the probability of possible future events.
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
Tax Receivable Agreement
In connection with our IPO, we entered into a TRA with Switch, Ltd. and the Members. In the event that such parties exchange any or all of their Common Units for Class A common stock, we are contractually committed to pay such holders 85% of the tax benefits realized by us as a result of such transactions. The timing and amount of aggregate payments due under the TRA are contingent upon the taxable income we generate each year and the tax rate then applicable. We recognize obligations under the TRA after concluding that it is probable that we would have sufficient future taxable income to utilize the related tax benefits. The projection of future taxable income involves judgment and actual taxable income may differ from our estimates, which could impact the timing of payments under the TRA. If we determine in the future that we will not be able to fully utilize all or part of the related tax benefits, we would reduce the portion of the liability related to the tax benefits not expected to be utilized and record the offsetting benefit on our consolidated statements of comprehensive income. We calculate the liability under the TRA using a complex TRA model, which includes a significant assumption related to the fair market value of property and equipment.
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
Switch, Inc. | 2020 Form 10-K | 58

•our goals and strategies;
•our expansion plans, including timing for such plans;
•our future business development, financial condition and results of operations;
•the expected growth of the data center market;
•our belief regarding the anticipated impact of COVID-19 on our business operations;
•our belief that our financial resources will allow us to manage the anticipated impact of COVID-19;
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
•our expectations regarding construction projects and the estimated timelines, additional floorspace, and renewable power available to such data centers;
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

We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements in this Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. Such risks and uncertainties include, among others, those discussed in “Item 1A—Risk Factors” in Part I and throughout “Item 7—Management’s Discussion and Analysis of Financial Condition and Results” in Part II of this Form 10-K.

In addition, you should consult other disclosures made by us (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by us.

Switch, Inc. | 2020 Form 10-K | 59

Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
Item 7A.Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to financial market risks, primarily in interest rates related to our debt obligations.
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. As of December 31, 2020, our only borrowings subject to variable interest rates are under our credit agreement and bear interest at a margin above LIBOR or base rate (each as defined in the amended and restated credit agreement) as selected by us. In January and February 2019, we entered into four interest rate swap agreements; whereby, we pay a weighted average fixed interest rate (excluding the applicable interest margin) of 2.48% on notional amounts corresponding to borrowings of $400.0 million in exchange for receipts on the same notional amount at a variable interest rate based on the applicable LIBOR at the time of payment. The interest rate swap agreements mature in June 2024. As of December 31, 2020, we had $400.0 million of borrowings outstanding under our credit agreement, all of which were effectively hedged by our interest rate swap agreements, thereby resulting in no interest rate risk exposure.
Switch, Inc. | 2020 Form 10-K | 60

Item 8.Financial Statements and Supplementary Data.

Switch, Inc. | 2020 Form 10-K | 61

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Switch, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Switch, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases and the manner in which it accounts for revenues from contracts with customers in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

Switch, Inc. | 2020 Form 10-K | 62

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
Tax Receivable Agreement
As described in Notes 2 and 10 to the consolidated financial statements, the Company has recorded a liability under the tax receivable agreement (“TRA”) of $278.9 million as of December 31, 2020. In connection with its initial public offering, the Company entered into a TRA with Switch, Ltd. and the Members (the “Members” as defined by management). Switch, Ltd. operates as a partnership for federal, state, and local tax reporting. In the event that such parties exchange any or all of their Common Units for Class A common stock, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized, or in some cases deemed to be realized, by the Company by such exchange as a result of (i) increases in the Company’s tax basis of its ownership interest in the net assets of Switch, Ltd. resulting from any redemptions or exchanges of noncontrolling interest, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA. As disclosed by management, management recognizes obligations under the TRA after concluding that it is probable that it would have sufficient future taxable income to utilize the related tax benefits. The projection of future taxable income involves judgment and actual taxable income may differ from estimates, which could impact the timing of payments under the TRA. Management calculates the liability under the TRA using a complex TRA model, which includes a significant assumption related to the fair market value of property and equipment.
The principal considerations for our determination that performing procedures relating to the tax receivable agreement is a critical audit matter are (i) the significant judgment by management when determining the TRA liability; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the TRA liability and the significant assumption related to the fair market value of property and equipment; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls over the calculation of the TRA liability, including the significant assumption related to the fair market value of property and equipment. These procedures also included, among others (i) the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of the TRA liability and (ii) comparing the independent estimate to management’s estimate to evaluate the reasonableness of management’s estimate. Developing the independent estimate involved testing the completeness and accuracy of the underlying data used in the TRA model and the use of professionals with specialized skill and knowledge to assist in evaluating the significant assumption used by management related to the fair market value of property and equipment. Evaluating the reasonableness of the significant assumption related to the fair market value of property and equipment involved (i) testing the completeness and accuracy of changes to the cost basis of property and equipment throughout the year; (ii) assessing the appropriateness of the method used to estimate the fair market value of property and equipment; and (iii) testing management’s calculation of the fair market value of property and equipment on a test basis.

/s/ PricewaterhouseCoopers LLP

Las Vegas, Nevada
March 1, 2021
We have served as the Company’s auditor since 2013.
Switch, Inc. | 2020 Form 10-K | 63

Switch, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,719	$24,721
Accounts receivable, net of allowance for credit losses of $792 and $309, respectively	21,723	23,365
Prepaid expenses	8,171	7,137
Other current assets, net of allowance for credit losses of $0	2,235	3,817
Total current assets	122,848	59,040
Property and equipment, net	1,737,415	1,551,117
Long-term deposit	2,626	3,429
Deferred income taxes	203,201	114,372
Other assets, net of allowance for credit losses of $87 and $0, respectively	48,366	45,785
TOTAL ASSETS	$2,114,456	$1,773,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt, current portion	$—	$6,000
Accounts payable	14,588	19,477
Accrued salaries and benefits	4,884	5,828
Accrued interest	7,132	467
Accrued expenses and other	9,686	10,799
Accrued construction payables	27,162	37,269
Deferred revenue, current portion	14,870	14,991
Customer deposits	12,348	10,830
Interest rate swap liability, current portion	9,418	3,464
Operating lease liability, current portion	3,512	4,805
Total current liabilities	103,600	113,930
Long-term debt, net	991,213	745,372
Operating lease liability	25,536	26,142
Finance lease liability	57,516	57,614
Deferred revenue	23,862	27,852
Liabilities under tax receivable agreement	278,865	162,076
Other long-term liabilities	22,897	13,112
TOTAL LIABILITIES	1,503,489	1,146,098
Commitments and contingencies (Note 7 and Note 9)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value per share, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value per share, 750,000 shares authorized, 119,009 and 89,768 shares issued and outstanding, respectively	119	90
Class B common stock, $0.001 par value per share, 300,000 shares authorized, 121,640 and 151,047 shares issued and outstanding, respectively	122	151
Class C common stock, $0.001 par value per share, 75,000 shares authorized, none issued and outstanding	—	—
Additional paid in capital	266,129	204,711
Retained earnings	9	2,420
Accumulated other comprehensive income	79	79
Total Switch, Inc. stockholders’ equity	266,458	207,451
Noncontrolling interest	344,509	420,194
TOTAL STOCKHOLDERS’ EQUITY	610,967	627,645
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,114,456	$1,773,743

The accompanying notes are an integral part of these consolidated financial statements.
Switch, Inc. | 2020 Form 10-K | 64

Switch, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Revenue	$511,547	$462,310	$405,860
Cost of revenue	279,475	242,679	224,413
Gross profit	232,072	219,631	181,447
Selling, general and administrative expense	136,659	142,704	126,768
Income from operations	95,413	76,927	54,679
Other income (expense):
Interest expense, including $1,840, $1,636, and $1,636, respectively, in amortization of debt issuance costs and original issue discount	(29,774)	(29,236)	(26,370)
Loss on interest rate swaps	(23,489)	(14,917)	—
Loss on extinguishment of debt	(245)	—	—
Equity in net losses of investments	—	—	(331)
Other	1,000	1,481	3,283
Total other expense	(52,508)	(42,672)	(23,418)
Income before income taxes	42,905	34,255	31,261
Income tax expense	(4,530)	(2,713)	(1,943)
Net income	38,375	31,542	29,318
Less: net income attributable to noncontrolling interest	22,836	22,625	25,266
Net income attributable to Switch, Inc.	$15,539	$8,917	$4,052

Net income per share (Note 14):
Basic	$0.15	$0.12	$0.09
Diluted	$0.14	$0.11	$0.09

Weighted average shares used in computing net income per share (Note 14):
Basic	105,822	76,501	45,682
Diluted	243,501	246,329	45,753

Other comprehensive income:
Foreign currency translation adjustment, net of tax of $0	—	—	331
Comprehensive income	38,375	31,542	29,649
Less: comprehensive income attributable to noncontrolling interest	22,836	22,625	25,549
Comprehensive income attributable to Switch, Inc.	$15,539	$8,917	$4,100

The accompanying notes are an integral part of these consolidated financial statements.

Switch, Inc. | 2020 Form 10-K | 65

Switch, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balance—December 31, 2017	35,938	$36	173,624	$174	42,945	$43	$107,008	$1,602	$31	$633,239	$742,133
Net income	—	—	—	—	—	—	—	4,052	—	25,266	29,318
Equity-based compensation expense	—	—	—	—	—	—	13,057	—	—	22,676	35,733
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	131	—	—	—	—	—	(1,232)	—	—	—	(1,232)
Issuance of restricted stock awards	61	—	—	—	—	—	—	—	—	—	—
Dividends declared ($0.059 per share)	—	—	—	—	—	—	—	(2,961)	—	—	(2,961)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(11,617)	(11,617)
Exchanges of noncontrolling interest for Class A common stock	19,088	19	(19,088)	(19)	—	—	53,403	—	—	(53,403)	—
Repurchase of common units and cancellation of Class B common stock	—	—	(6,055)	(6)	—	—	(9,085)	—	—	(51,553)	(60,644)
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	—	—	(52,535)	—	—	—	(52,535)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	—	—	29,512	—	—	—	29,512
Settlement of unit option loans	—	—	—	—	—	—	63	—	—	251	314
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	48	283	331
Balance—December 31, 2018	55,218	$55	148,481	$149	42,945	$43	$140,191	$2,693	$79	$565,142	$708,352

Switch, Inc. | 2020 Form 10-K | 66

Switch, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands)

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balance—December 31, 2018	55,218	$55	148,481	$149	42,945	$43	$140,191	$2,693	$79	$565,142	$708,352
Cumulative adjustment due to adoption of new revenue recognition standard	—	—	—	—	—	—	—	224	—	940	1,164
Net income	—	—	—	—	—	—	—	8,917	—	22,625	31,542
Equity-based compensation expense	—	—	—	—	—	—	15,487	—	—	14,037	29,524
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	484	1	—	—	—	—	(3,130)	—	—	1,711	(1,418)
Issuance of restricted stock awards	80	—	—	—	—	—	—	—	—	—	—
Dividends declared ($0.118 per share)	—	—	—	—	—	—	—	(9,414)	—	—	(9,414)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(20,106)	(20,106)
Exchanges of noncontrolling interest for Class A common stock	33,986	34	(33,986)	(34)	—	—	101,450	—	—	(101,450)	—
Repurchase of common units and cancellation of Class B common stock	—	—	(6,393)	(7)	—	—	(28,334)	—	—	(62,705)	(91,046)
Conversion of Class C common stock to Class B common stock	—	—	42,945	43	(42,945)	(43)	—	—	—	—	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	—	—	(109,541)	—	—	—	(109,541)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	—	—	88,588	—	—	—	88,588
Balance—December 31, 2019	89,768	$90	151,047	$151	—	$—	$204,711	$2,420	$79	$420,194	$627,645

Switch, Inc. | 2020 Form 10-K | 67

Switch, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands)

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balance—December 31, 2019	89,768	$90	151,047	$151	—	$—	$204,711	$2,420	$79	$420,194	$627,645
Cumulative adjustment due to adoption of new credit loss standard	—	—	—	—	—	—	—	(67)	—	(82)	(149)
Net income	—	—	—	—	—	—	—	15,539	—	22,836	38,375
Equity-based compensation expense	—	—	—	—	—	—	21,079	—	—	7,654	28,733
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	708	—	—	—	—	—	(5,803)	—	—	1,381	(4,422)
Issuance of Class A common stock upon exercise of stock options	177	—	—	—	—	—	653	—	—	2,348	3,001
Issuance of restricted stock awards	75	—	—	—	—	—	—	—	—	—	—
Dividends declared ($0.159 per share)	—	—	—	—	—	—	—	(17,883)	—	—	(17,883)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(20,903)	(20,903)
Exchanges of noncontrolling interest for Class A common stock	28,281	29	(28,281)	(29)	—	—	76,677	—	—	(76,677)	—
Repurchase of common units and cancellation of Class B common stock	—	—	(1,126)	—	—	—	(7,758)	—	—	(12,242)	(20,000)
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	—	—	(116,789)	—	—	—	(116,789)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	—	—	93,359	—	—	—	93,359
Balance—December 31, 2020	119,009	$119	121,640	$122	—	$—	$266,129	$9	$79	$344,509	$610,967

The accompanying notes are an integral part of these consolidated financial statements.
Switch, Inc. | 2020 Form 10-K | 68

Switch, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$38,375	$31,542	$29,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	142,738	119,945	106,666
Loss on disposal of property and equipment	362	586	1,206
Deferred income taxes	4,530	2,713	1,943
Amortization of debt issuance costs and original issue discount	1,840	1,636	1,636
Credit loss expense (benefit)	531	(73)	207
Unrealized loss on interest rate swaps	15,927	14,014	—
Equity in losses on investments	—	—	331
Loss on extinguishment of debt	245	—	—
Equity-based compensation	28,733	29,524	35,733
Amortization of portfolio energy credits	1,316	1,844	2,467
Cost of revenue for sales-type leases	3,436	1,082	—
Changes in operating assets and liabilities:
Accounts receivable	15	(5,492)	(187)
Prepaid expenses	(1,034)	(775)	(1,744)
Other current assets	1,582	(545)	(231)
Other assets	1,439	3,447	(5,353)
Accounts payable	(186)	(892)	(312)
Accrued salaries and benefits	(944)	570	47
Accrued interest	6,665	153	22
Accrued expenses and other	(1,105)	2,045	3,287
Deferred revenue	(4,111)	12,437	2,196
Customer deposits	1,518	868	1,328
Operating lease liabilities	(5,193)	(4,886)	—
Other long-term liabilities	(439)	(330)	(230)
Net cash provided by operating activities	236,240	209,413	178,330
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(347,040)	(307,712)	(275,524)
Purchase of portfolio energy credits	(2,026)	(1,703)	(2,608)
Proceeds from sale of property and equipment	2	33	62
Acquisition of intangible asset	—	—	(25)
Net cash used in investing activities	(349,064)	(309,382)	(278,095)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	710,000	170,000	—
Repayment of borrowings, including finance lease liabilities	(465,249)	(6,876)	(6,333)
Payment of debt issuance costs and original issue discount	(7,050)	—	—
Change in long-term deposit	1,072	921	(996)
Payment of tax withholdings upon settlement of restricted stock unit awards	(4,569)	(1,448)	(1,232)
Proceeds from exercise of stock options	3,001	—	—
Settlement of option loans	—	—	314
Repurchase of common units	(20,000)	(91,046)	(60,644)
Dividends paid to Class A common stockholders	(17,329)	(9,051)	(2,835)
Distributions paid to noncontrolling interest	(21,054)	(19,370)	(11,615)
Net cash provided by (used in) financing activities	178,822	43,130	(83,341)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,998	(56,839)	(183,106)
CASH AND CASH EQUIVALENTS—Beginning of year	24,721	81,560	264,666
CASH AND CASH EQUIVALENTS—End of year	$90,719	$24,721	$81,560

Switch, Inc. | 2020 Form 10-K | 69

Switch, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Years Ended December 31,
	2020	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$21,764	$26,238	$24,841
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
(Decrease) increase in liabilities incurred to acquire property and equipment	$(14,586)	$24,238	$8,807
Increase in property and equipment related to transfer from long-term deposit	$244	$—	$—
(Decrease) increase in accrued construction payables incurred related to long-term deposit	$(925)	$993	$—
Increase in liabilities related to purchase of portfolio energy credits	$298	$—	$—
Increase in dividends payable on unvested restricted stock units	$554	$363	$126
Decrease in noncontrolling interest as a result of exchanges for Class A common stock	$(76,677)	$(101,450)	$(53,403)
Recognition of liabilities under tax receivable agreement	$116,789	$109,541	$52,535
Increase in deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	$93,359	$88,588	$29,512
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,294	$44	$—
Right-of-use assets obtained in exchange for new finance leases	$138	$39,036	$—
(Decrease) increase in distributions payable on unvested common units	$(151)	$736	$—
Dividends payable settled with shares of Class A common stock	$147	$30	$—
(Decrease) increase in accounts receivable due to refund of long-term deposit	$—	$(24)	$2,543
Settlement of liability incurred upon acquisition of capital lease asset	$—	$—	$(1,976)
Distributions used for payment of option loans and related interest	$—	$—	$2

The accompanying notes are an integral part of these consolidated financial statements.
Switch, Inc. | 2020 Form 10-K | 70

Switch, Inc.
Notes to Consolidated Financial Statements

Switch, Inc. | 2020 Form 10-K | 71

1. Organization
Switch, Inc. was formed as a Nevada corporation in June 2017 for the purpose of completing an initial public offering (“IPO”) and related organizational transactions in order to carry on the business of Switch, Ltd. and its subsidiaries (collectively, “Switch,” and together with Switch, Inc., the “Company”). Switch is comprised of limited liability companies that provide colocation space and related services to global enterprises, financial companies, government agencies, and others that conduct critical business on the internet. Switch develops and operates data centers in Nevada, which are Tier IV Gold certified, Michigan, and Georgia delivering redundant services with low latency and super capacity transport environments. As the manager of Switch, Ltd., Switch, Inc. operates and controls all of the business and affairs of Switch.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company. All significant intercompany transactions and balances have been eliminated.
As the sole manager of Switch, Ltd., Switch, Inc. operates and controls all of the business and affairs of Switch, and has the sole voting interest in, and controls the management of, Switch, and has the obligation to absorb the losses of, and receive benefits from, Switch. Accordingly, Switch, Inc. identifies itself as the primary beneficiary of Switch and began consolidating Switch as of the closing date of the IPO, resulting in a noncontrolling interest related to holders of common units of Switch, Ltd. (“Common Units”) other than Switch, Inc. on its consolidated financial statements.
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
Cash and Cash Equivalents
The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents as of December 31, 2020 were comprised of money market funds totaling $60.7 million. There were no cash equivalents as of December 31, 2019.
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
Switch, Inc. | 2020 Form 10-K | 72

Concentration of Credit and Other Risks
Although the Company operates primarily in Nevada, realization of its receivables and its future operations and cash flows could be affected by adverse economic conditions, both regionally and elsewhere in the United States. During the years ended December 31, 2020, 2019, and 2018, the Company’s largest customer and its affiliates comprised 14%, 13%, and 11%, respectively, of the Company’s revenue. The Company’s largest customer and its affiliates accounted for 10% or more of total receivables as of December 31, 2020 and two customers, one of which was the Company’s largest customer and its affiliates, each accounted for 10% or more of total receivables as of December 31, 2019.
Accounts Receivable
Customer receivables are non-interest bearing and are initially recorded at cost. The Company generally does not request collateral from its customers; however, it usually obtains a lien or other security interest in certain customers’ equipment placed in the Company’s data center, and/or obtains a deposit. The Company maintains an allowance for current expected credit losses for its accounts receivable through a loss rate method; whereby, based on past events, such as prior write-offs, it determines expected losses while adjusting for current and forward-looking conditions, such as economic news and trends, customer concentrations, changes in customer payment terms, and customer credit-worthiness. Customer credit-worthiness is determined through indicators such as third-party credit ratings, collection experience, and other internal metrics. If a customer's credit-worthiness resulted in an impairment of their ability to make payments, greater allowances for credit losses may be required. The Company pooled its assets based on these conditions such that each asset pool reflected a homogenous set of asset risks, including characteristics such as credit ratings, customer industry, contract term, and historical credit loss patterns. For any period beyond a reasonable and supportable forecast for current and forward-looking conditions, the Company reverts to a loss rate based only on historical information. During the years ended December 31, 2020, 2019, and 2018, the Company recorded credit loss expense of $0.5 million, a credit loss benefit of $0.1 million, and credit loss expense of $0.2 million, respectively.
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
Switch, Inc. | 2020 Form 10-K | 73

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
The Company’s estimated useful lives of its property and equipment are as follows:

Assets	Estimated Useful Lives (in years)
Land improvements	20-30
Buildings, building improvements and leasehold improvements	2-40
Substation equipment	30
Data center equipment	5-10
Vehicles	7
Core network equipment	7
Fiber facilities	20, 25
Computer equipment, furniture and fixtures	3-5
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

	December 31,
	2020	2019
	(in thousands)
PECs, gross	$7,676	$5,352
Accumulated amortization	(6,668)	(5,352)
PECs, net	$1,008	$—
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
Switch, Inc. | 2020 Form 10-K | 74

fees are expensed as incurred. Due to the inherent uncertainties surrounding gain contingencies, the Company does not recognize potential gains until realized.
Debt Issuance Costs
Costs incurred in obtaining certain debt financing are deferred and amortized over the terms of the related debt instruments using the straight line-method for bond and term debt, which approximates the interest method, and revolving debt. As of December 31, 2020 and 2019, unamortized debt issuance costs totaled $10.7 million and $5.7 million, respectively, of which $1.9 million and $2.1 million, respectively, were included within other assets on the consolidated balance sheets.
Foreign Currency Translation
SUPERNAP International, S.A. (“SUPERNAP International”), an equity method investment of the Company, has investments in foreign subsidiaries. The Company’s share of gains or losses from translation of SUPERNAP International’s foreign operations where the local currency is the functional currency is included in other comprehensive income.
Revenue Recognition
During each of the years ended December 31, 2020, 2019, and 2018, the Company derived more than 95% of its revenue from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing and leasing of cabinet space and power and (2) connectivity services, which includes cross-connects, broadband services, and external connectivity. The remainder of the Company’s revenue is from non-recurring revenue, which primarily includes installation services related to a customer’s initial deployment. The majority of the Company’s revenue contracts are classified as licenses and accounted for in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), with the exception of certain contracts that contain lease components and are accounted for in accordance with ASC 842, Leases (“ASC 842”).
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
The Company guarantees certain service levels, such as uptime, as outlined in individual customer contracts. If these standard service levels are not achieved, the Company would reduce revenue for any credits given to the customer as a result. There were no service level credits issued during the years ended December 31, 2020, 2019, and 2018.
Switch, Inc. | 2020 Form 10-K | 75

Contract Balances
The Company generally invoices customers in monthly installments payable in advance. The difference between the timing of revenue recognition, and the timing of billings and cash collections results in the recognition of accounts receivable, contract assets, and deferred revenue (contract liabilities) on the consolidated balance sheets. Receivables are recorded at invoice amounts, net of allowance for doubtful accounts, and are recognized in the period when the Company has transferred goods or provided services to its customers, and when its right to consideration for that transfer is unconditional. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 15 to 30 days of the invoice date. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The Company assesses collectability based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer.
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
The opening and closing balances of the Company’s contract assets, net of allowance for credit losses, and deferred revenue are as follows:

	Contract Assets, Current Portion(1)	Contract Assets(2)	Deferred Revenue, Current Portion(3)	Deferred Revenue(4)
	(in thousands)
December 31, 2019	$496	$3,216	$14,991	$27,852
December 31, 2020	—	3,997	14,870	23,862
Change	$(496)	$781	$(121)	$(3,990)
________________________________________
(1)Amounts are included within other current assets on the Company’s consolidated balance sheets.
(2)Amounts are included within other assets on the Company’s consolidated balance sheets.
(3)Amounts include $1.7 million and $3.8 million of deferred revenue related to leases as of December 31, 2020 and 2019, respectively.
(4)Amounts include $2.7 million and $7.9 million of deferred revenue related to leases as of December 31, 2020 and 2019, respectively.
The differences between the opening and closing balances of the Company’s deferred revenue primarily result from timing differences between the Company’s satisfaction of performance obligations and the associated customer payments. Revenue recognized from the balance of deferred revenue as of December 31, 2019 was $15.0 million during the year ended December 31, 2020. For the year ended December 31, 2020, no impairment losses related to contract assets were recognized on the consolidated statement of comprehensive income.
The Company records current expected credit losses for contract assets through a loss rate method consistent with its current expected credit losses for accounts receivable.
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
As of December 31, 2020 and 2019, there were deferred contract costs of $4.6 million and $1.5 million, respectively, included in other assets on the Company’s consolidated balance sheets. For the year ended December 31, 2020, $0.7 million of deferred contract costs were amortized to selling, general and administrative expense and no impairment losses were recognized on the Company’s consolidated statement of comprehensive income.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized in future periods. These amounts totaled $766.3 million as of December 31, 2020, 39%, 50%, and 5% of which is expected to be recognized over the next year, one
Switch, Inc. | 2020 Form 10-K | 76

to three years, and three to five years, respectively, with the remainder recognized thereafter. The remaining performance obligations do not include estimates of variable consideration related to unsatisfied performance obligations, such as the usage of metered power, or any contracts that could be terminated without significant penalties.
Income Taxes
Switch, Inc. is taxed as a corporation and incurs U.S. federal, state, and local income taxes on its allocable share of taxable income or loss of Switch, Ltd. Switch, Ltd. operates as a partnership for federal, state, and local tax reporting. Members are liable for any income taxes resulting from their allocable portion of taxable income or loss of Switch, Ltd. as a pass-through entity.
For tax years beginning on and after January 1, 2018, Switch, Ltd. is subject to partnership audit rules enacted as part of the Bipartisan Budget Act of 2015 (the “Centralized Partnership Audit Regime”). Under the Centralized Partnership Audit Regime, any audit of Switch, Ltd. by the Internal Revenue Service (“IRS”) would be conducted at the partnership level, and if the IRS determines an adjustment, the default rule is that the partnership would pay an “imputed underpayment” including interest and penalties, if applicable. Switch, Ltd. may instead elect to make a “push-out” election, in which case the partners for the year that is under audit would be required to take into account the adjustments on their own personal income tax returns. The Fifth Amended and Restated Operating Agreement of Switch, Ltd. (“Switch Operating Agreement”) does not stipulate how Switch, Ltd. will address imputed underpayments. If Switch, Ltd. receives an imputed underpayment, a determination will be made based on the relevant facts and circumstances that exist at that time.
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
Tax Receivable Agreement
In connection with the IPO, the Company entered into a Tax Receivable Agreement (“TRA”) with Switch, Ltd. and the holders of Common Units of Switch, Ltd. (the “Members”). In the event that such parties exchange any or all of their Common Units for Class A common stock, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized, or in some cases deemed to be realized, by the Company by such exchange as a result of (i) increases in the Company’s tax basis of its ownership interest in the net assets of Switch, Ltd. resulting from any redemptions or exchanges of noncontrolling interest, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA (the “TRA Payments”). The annual tax benefits are computed by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. The Company expects to benefit from the remaining 15% of any tax benefits that it may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in Switch, Ltd. or the Company. The rights of each noncontrolling interest holder under the TRA are assignable to transferees of its interest.
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
Switch, Inc. | 2020 Form 10-K | 77

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
Advertising Costs
Advertising costs are expensed when incurred and are included in selling, general and administrative expense in the accompanying consolidated statements of comprehensive income. Advertising expense was $0.9 million, $1.5 million, and $1.1 million during the years ended December 31, 2020, 2019, and 2018, respectively.
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
The Company used the Black-Scholes option-pricing model to determine the fair value of Switch, Ltd.’s common unit awards (“Incentive Units”) containing a hurdle amount (similar to an exercise price). The determination of the fair value of the Incentive Unit awards was affected by assumptions regarding a number of complex and subjective variables including the expected price volatility of the Incentive Units over the term of the awards and actual and projected employee purchase behaviors. The fair value of Incentive Unit awards was estimated using a weighted average approach of a combination of the following three methods: (1) publicly traded data center company multiples; (2) data center precedent transaction multiples; and (3) the discounted cash flow method based on Switch, Ltd.’s five-year forecast. The weighting of these three methods varied over time. Switch, Ltd. estimated the expected volatility by analyzing the volatility of companies in the same industry and selecting volatility within the range. The risk-free interest rate was based on United States Treasury zero-coupon issues with remaining terms similar to the expected term of the Incentive Unit awards. The expected dividend rate was determined at the grant date for each Incentive Unit award. The expected term of the Incentive Unit award was calculated by analyzing historical exercise data and obtaining the weighted average of the holding period for the Incentive Unit awards.
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
Net Income per Share
Basic net income per share is computed by dividing net income attributable to Switch, Inc. by the weighted average number of shares outstanding during the period. Diluted net income per share is computed giving effect to all potential weighted average dilutive shares, including stock options, restricted stock units, dividend equivalent units, restricted stock awards, and Common Units convertible into shares of Class A common stock during the period. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable. Refer to Note 14 for further information on net income per share.

Switch, Inc. | 2020 Form 10-K | 78

Fair Value Measurements
Information about the Company’s financial assets and liabilities measured at fair value on a recurring basis is presented below:

		December 31, 2020
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Assets:
Cash equivalents	Cash and cash equivalents	$60,664	$60,664	$—	$—
Liabilities:
Interest rate swaps	Interest rate swap liability, current portion	$9,418	$—	$9,418	$—
Interest rate swaps	Other long-term liabilities	$20,523	$—	$20,523	$—

		December 31, 2019
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Liabilities:
Interest rate swaps	Interest rate swap liability, current portion	$3,464	$—	$3,464	$—
Interest rate swaps	Other long-term liabilities	$10,550	$—	$10,550	$—
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
The Company enters into interest rate swap agreements to manage its interest rate risk associated with variable-rate borrowings. In January and February 2019, Switch, Ltd. entered into four interest rate swap agreements; whereby, Switch, Ltd. will pay a weighted average fixed interest rate (excluding the applicable interest margin) of 2.48% on notional amounts corresponding to borrowings of $400.0 million in exchange for receipts on the same notional amount at a variable interest rate based on the applicable LIBOR at the time of payment. The interest rate swap agreements mature in June 2024 and are not designated as hedging instruments. Losses from derivatives not designated as hedging instruments, inclusive of periodic net settlement amounts, were recorded in loss on interest rate swaps on the consolidated statements of comprehensive income and totaled $23.5 million and $14.9 million for the years ended December 31, 2020 and 2019, respectively.
Switch, Inc. | 2020 Form 10-K | 79

Recent Accounting Pronouncements
ASU 2014-09–Revenue from Contracts with Customers and ASU 2016-02–Leases
In the fourth quarter of 2019, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) and ASU 2016-02, Leases (Topic 842) effective January 1, 2019, each using the modified retrospective approach. The results for the year ended December 31, 2019 reflect the adoption of this guidance on January 1, 2019, with a cumulative adjustment recorded to total stockholders’ equity of $1.2 million.
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
ASU 2019-12–Income Taxes
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740)–Simplifying the Accounting for Income Taxes (“ASU 2019-12”). The amendments in ASU 2019-12 provide certain clarifications and simplify accounting for income taxes by removing certain exceptions to the general principles in the current guidance. The amendments in ASU 2019-12 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company early adopted this guidance prospectively as of December 31, 2020. The early adoption of this guidance did not materially impact the Company’s consolidated financial statements.
ASU 2020-04–Reference Rate Reform
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848)–Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in ASU 2020-04 are elective and provide optional expedients and exceptions to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, which provides clarifications and improvements on applying certain optional expedients and exceptions of ASU 2020-04. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The Company elected to adopt this guidance prospectively as of March 31, 2020 as it has LIBOR-based contracts extending beyond the expected discontinuation of LIBOR, including its term loan facility, revolving credit facility, and interest rate swap agreements. The adoption of this guidance did not materially impact the Company’s consolidated financial statements.
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
Switch, Inc. | 2020 Form 10-K | 80

Reclassifications
Certain amounts in the accompanying consolidated balance sheet as of December 31, 2019 and the consolidated statements of cash flows for the years ended December 31, 2019 and 2018 have been reclassified to be consistent with the current year presentation. These reclassifications were to (i) separately present accrued interest and the current portion of interest rate swap liability from accrued expenses and other on the consolidated balance sheet, (ii) aggregate the current portion of finance lease liabilities with accrued expenses and other on the consolidated balance sheet, and (iii) separately present the change in accrued interest from accrued expenses and other on the consolidated statements of cash flows. The reclassifications had no impact on the Company’s financial condition, results of operations, or net cash flows.
3. Property and Equipment, Net
Property and equipment, net consists of the following:

	December 31,
	2020	2019
	(in thousands)
Land and land improvements	$286,706	$223,877
Buildings, building improvements, and leasehold improvements	532,938	435,214
Substation equipment	19,780	19,780
Data center equipment	1,230,623	1,021,056
Vehicles	1,974	1,732
Core network equipment	37,327	36,572
Fiber facilities	14,441	13,180
Computer equipment, furniture and fixtures	42,243	39,057
Finance lease ROU assets	72,951	72,569
Construction in progress	198,355	254,750
Property and equipment, gross	2,437,338	2,117,787
Less: accumulated depreciation and amortization	(699,923)	(566,670)
Property and equipment, net	$1,737,415	$1,551,117
Accumulated amortization for finance lease ROU assets totaled $14.3 million and $11.7 million as of December 31, 2020 and 2019, respectively.
During the years ended December 31, 2020, 2019, and 2018, capitalized interest was $4.3 million, $5.8 million, and $4.9 million, respectively.
In May 2020, the Company purchased approximately two acres of land in Las Vegas, Nevada for $2.5 million from an entity in which a member of its Board of Directors has a beneficial ownership interest.
Total depreciation and amortization of property and equipment recognized on the consolidated statements of comprehensive income was as follows:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Cost of revenue	$138,019	$116,274	$104,095
Selling, general and administrative expense	4,719	3,671	2,571
Total depreciation and amortization of property and equipment	$142,738	$119,945	$106,666

Switch, Inc. | 2020 Form 10-K | 81

4. Long-Term Deposit
In February 2019, the Company and a number of other entities (collectively, the “Parties”) entered into a reimbursement agreement with Storey County, Nevada (the “County”); whereby, the Parties would fund the construction of a water project (the “Project”) on behalf of the County and would then be reimbursed the cost of the Project by the County from various taxes collected. The reimbursement agreement shall expire on the earlier of June 30, 2039 or when all costs have been reimbursed. As of December 31, 2020 and 2019, the Company had incurred $2.6 million and $2.2 million, respectively, in costs related to the Project that have been classified as long-term deposits on the consolidated balance sheets.
In March 2015, Nevada Power Company dba NV Energy (“NV Energy”) and Switch, Ltd. entered into a Substation Agreement; whereby, NV Energy designed, constructed, maintains, and owns a substation and related feeders in connection with service to Switch’s development of certain of its data center facilities in Las Vegas. Switch has paid the associated costs and associated tax gross-up related to the development of the substation and related feeders as defined in the Substation Agreement. These costs are subject to reimbursement based upon Switch’s future power usage. As of December 31, 2020, there were no costs incurred subject to reimbursement classified as long-term deposits on the consolidated balance sheet. As of December 31, 2019, costs incurred subject to reimbursement totaled $1.1 million and are classified as long-term deposits on the consolidated balance sheet.
5. Equity Method Investments
As of December 31, 2020 and 2019, the Company held two investments, SUPERNAP International and Planet3, Inc. (“Planet3”). As of December 31, 2020 and 2019, the Company determined that it continued to have a variable interest in both SUPERNAP International and Planet3 as the entity does not have sufficient equity at risk. However, the Company concluded that it is not the primary beneficiary of SUPERNAP International or of Planet3 as it does not have deemed control of either entity. As a result, it does not consolidate either entity into its consolidated financial statements.
As of December 31, 2020 and 2019, the Company held a 50% ownership interest in SUPERNAP International, the investment of which was accounted for under the equity method of accounting. As of March 31, 2018, the Company’s carrying value of its investment in SUPERNAP International was reduced to zero as a result of recording its share of the investee’s losses. Accordingly, as the Company does not have any guaranteed obligations and is not otherwise committed to provide further financial support to SUPERNAP International, the Company discontinued the equity method of accounting for its investment in SUPERNAP International as of March 31, 2018. The Company’s share of net loss recorded during the year ended December 31, 2018 amounted to $0.3 million. As of December 31, 2020 and 2019, the Company recorded amounts consisting primarily of royalty fees and reimbursable expenses due from SUPERNAP International of $0.1 million and $0.3 million, respectively, within accounts receivable on the consolidated balance sheets.
As of December 31, 2019, the Company held a 45% ownership interest in Planet3, the investment of which was accounted for under the equity method of accounting. As of December 31, 2016, the Company’s carrying value of its investment in Planet3 was reduced to zero as a result of recording its share of the investee’s losses as well as an other than temporary loss in value. As the Company did not have any guaranteed obligations and was not otherwise committed to provide further financial support to Planet3, the Company discontinued the equity method of accounting for its investment in Planet3 as of December 31, 2016. In June 2020, the Company and Planet3 entered into a share exchange and note cancellation agreement (“Share Exchange Agreement”); whereby, Planet3 agreed to transfer shares of its Class A Stock to the Company and entered into a royalty agreement with the Company in exchange for all shares of Planet3 common stock held by the Company prior to the Share Exchange Agreement, and the cancellation by the Company of all principal and interest outstanding for certain promissory notes issued as part a note purchase agreement entered into by the Company and Planet3 in May 2016. As a result of the Share Exchange Agreement, the Company’s ownership interest in Planet3 decreased to 5% and is no longer accounted for as an equity method investment as of December 31, 2020.
Switch, Inc. | 2020 Form 10-K | 82

6. Long-Term Debt
Long-term debt consists of the following as of:

	December 31,
	2020	2019
	(in thousands)
Senior Unsecured Notes Due 2028	$600,000	$—
Term Loan Facility	400,000	585,000
Revolving Credit Facility	—	170,000
Long-term debt, gross	1,000,000	755,000
Less: unamortized debt issuance costs and original issue discount	(8,787)	(3,628)
	991,213	751,372
Less: long-term debt, current	—	(6,000)
Long-term debt, net	$991,213	$745,372

Credit Agreement
In June 2017, Switch, Ltd. entered into an amended and restated credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and certain other lenders, consisting of a $600.0 million term loan facility (the “Term Loan Facility”), maturing in June 2024, and a $500.0 million revolving credit facility (the “Revolving Credit Facility,” and, together with the Term Loan Facility, the “Credit Facilities”), maturing in June 2022. In September 2020, Switch, Ltd. entered into a second amendment to the Credit Agreement (“Amended Credit Agreement”) to, among other things, extend the maturity of the Revolving Credit Facility to June 2023, modify the ratio used for the financial covenant and certain basket availability tests from a consolidated total leverage ratio to a consolidated secured leverage ratio, and refresh or increase certain baskets for restricted payments, investments, and junior debt payments. In connection with this amendment, certain lenders exited the Revolving Credit Facility and, as a result of the issuance of the Notes (defined below), a partial repayment was applied to the Term Loan Facility to reduce its principal amount to $400.0 million, which is due upon maturity in June 2024. As a result, the Company recorded a $0.2 million loss on extinguishment of debt during the year ended December 31, 2020.
The Amended Credit Agreement permits the issuance of letters of credit upon Switch, Ltd.’s request of up to $30.0 million. Upon satisfying certain conditions, the Amended Credit Agreement provides that Switch, Ltd. can increase the amount available for borrowing under the Credit Facilities no more than five times (up to an additional $75.0 million in total, plus an additional amount subject to certain leverage restrictions) during the term of the Amended Credit Agreement. As of December 31, 2020, the Company had $500.0 million of available borrowing capacity under the Revolving Credit Facility, net of outstanding letters of credit.
The Credit Facilities are collateralized by substantially all of Switch’s tangible and intangible personal property and are guaranteed by certain of Switch, Ltd.’s wholly-owned subsidiaries. Interest on the Credit Facilities is calculated based on the base rate plus the applicable margin or a LIBOR rate plus the applicable margin, at Switch, Ltd.’s election. Interest calculations are based on 365/366 days for a base rate loan and 360 days for a LIBOR loan. Base rate interest payments are due and payable in arrears on the last day of each calendar quarter. LIBOR rate interest payments are due and payable on the last day of each selected interest period (not to extend beyond three-month intervals). As of December 31, 2020 and 2019, amounts under the Term Loan Facility had an underlying interest rate of 2.40% and 4.05%, respectively. As of December 31, 2019, amounts under the Revolving Credit Facility had an underlying interest rate of 3.51%. In addition, the Revolving Credit Facility incurs a fee on unused lender commitments based on the applicable margin and payments are due and payable in arrears on the last day of each calendar quarter.
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
Switch, Inc. | 2020 Form 10-K | 83

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
Fair Value of Long-Term Debt
The estimated fair value of the Company’s long-term debt as of December 31, 2020 and 2019 was approximately $1.01 billion and $755.0 million, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount, of $1.00 billion and $755.0 million, respectively. The estimated fair value of the Company’s
Switch, Inc. | 2020 Form 10-K | 84

long-term debt was based on Level 2 inputs using quoted market prices on or about December 31, 2020 and 2019, respectively.
As of December 31, 2020, long-term debt maturities are as follows (in thousands):

2021	$—
2022	—
2023	—
2024	400,000
2025	—
Thereafter	600,000
1,000,000
Less: unamortized debt issuance costs and original issue discount	(8,787)
$991,213

7. Leases
Finance Leases
The Company leases land and a building for one of its data centers from an entity in which a member of its Board of Directors has a beneficial ownership interest. The building lease expires in 2033 with two subsequent 10-year and one five-year renewal option periods and the land lease expires in 2069. As of December 31, 2020, the finance lease ROU assets, net of accumulated amortization, related to the land and building were $36.7 million and $9.9 million, respectively. As of December 31, 2019, the finance lease ROU assets, net of accumulated amortization, related to the land and building were $37.6 million and $10.7 million, respectively.
In February 2016, a wholly-owned subsidiary of Switch, Ltd. acquired rights and interests to manage, construct and use the Nevada Broadband Telemedicine Initiative (“NBTI”) fiber network. The right to use the NBTI fiber network is accounted for as a finance lease. As of December 31, 2020 and 2019, finance lease ROU assets related to the NBTI fiber network, net of accumulated amortization, were $9.8 million and $10.5 million, respectively. There are no future minimum payment obligations related to this finance lease. The finance lease expires in 2042 with a 25-year renewal option.
The Company is the sole consumer of output from feeders related to substations owned by NV Energy. The Company accounts for these arrangements as finance leases. As of December 31, 2020 and 2019, finance lease ROU assets related to the feeders, net of accumulated amortization, were $1.2 million and $1.0 million, respectively. There are no future minimum payment obligations related to these finance leases. The finance leases expire in 2049 through 2058.
In December 2018, the Company purchased a taxable industrial development revenue bond (the “Bond”) issued by a local government agency (the “Agency”) in order to reduce certain tax expenditures for data center facilities under construction. The Bond matures in December 2032. Pursuant to the terms of the Bond, the Company transferred title to certain of its property and equipment with total costs of $229.8 million and $133.1 million as of December 31, 2020 and 2019, respectively, to the Agency. The Company leases the property and equipment from the Agency subject to an option to purchase for nominal consideration, which the Company may exercise at any time, upon tendering the Bond to the Agency. The title to these assets will revert to the Company upon retirement or cancellation of the Bond. As the Company is both the bondholder and the lessee for the property and equipment, the Company exercised its right to offset the amounts invested in and the obligations for this Bond on the consolidated balance sheets. The underlying assets remain in property and equipment, net on the consolidated balance sheets as all risks and rewards remain with the Company.
The Company has entered into lease agreements for indefeasible rights of use in fibers with non-cancellable terms expiring in 2039. The rights to use these fibers are accounted for as finance leases. As of December 31, 2020 and 2019, finance lease ROU assets related to these fiber agreements, net of accumulated amortization, were each $1.1 million.
The Company includes its finance lease ROU assets within property and equipment, net and the current portion of its finance lease liabilities within accrued expenses and other on its consolidated balance sheets.

Switch, Inc. | 2020 Form 10-K | 85

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
Operating lease ROU assets of $29.2 million and $30.6 million were included within other assets on the Company’s consolidated balance sheets as of December 31, 2020 and 2019, respectively.
Lease Expense
The components of lease expense are as follows:

	Years Ended December 31,
	2020	2019
	(in thousands)
Finance lease cost
Amortization of ROU assets	$2,540	$1,993
Interest on lease liabilities	4,257	3,255
Operating lease cost(1)	6,663	7,136
Short-term lease cost	73	17
Variable lease cost	740	625
Sublease income	(101)	(13)
Total lease cost	$14,172	$13,013
________________________________________
(1)Related party rent included in operating lease cost was $4.7 million for each of the years ended December 31, 2020 and 2019.
Other Information
Other supplemental information related to leases is as follows:

	Years Ended December 31,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$4,579	$3,484
Operating cash flows from operating leases	$7,241	$7,167
Financing cash flows from finance leases	$249	$876

	December 31,
	2020	2019
Weighted average remaining lease term (in years)
Finance leases	36	37
Operating leases	26	25
Weighted average discount rate
Finance leases	6.9%	6.9%
Operating leases	7.2%	7.2%

Switch, Inc. | 2020 Form 10-K | 86

Maturities of Lease Liabilities
Maturities of lease liabilities as of December 31, 2020 are as follows:

	Finance Leases			Operating Leases
	Related Parties	Other	Total	Related Parties	Other	Total
	(in thousands)
2021	$4,568	$21	$4,589	$3,959	$1,376	$5,335
2022	4,843	21	4,864	2,909	1,058	3,967
2023	4,969	22	4,991	2,051	881	2,932
2024	5,036	22	5,058	2,051	877	2,928
2025	5,170	23	5,193	2,051	91	2,142
Thereafter	134,138	384	134,522	50,500	583	51,083
Total undiscounted future cash flows	158,724	493	159,217	63,521	4,866	68,387
Less: amount representing interest	(101,508)	(206)	(101,714)	(38,633)	(707)	(39,340)
Present value of undiscounted future cash flows	$57,216	$287	$57,503	$24,888	$4,159	$29,047
Leases Not Yet Commenced
A wholly-owned subsidiary of Switch, Ltd. entered into three power purchase and sale agreements for electricity over a term of 25 years and two battery energy storage system agreements for battery capacity over a term of 20 years. While the Company determined these agreements contain leases under ASC 842, these agreements have not yet commenced as of December 31, 2020. These agreements result in an aggregate lease commitment of $848.0 million during the respective lease terms to commence on the earlier of October 1, 2022, or upon delivery of the battery energy storage system.
Disclosures Related to Periods Prior to Adoption of ASC 842
During the year ended December 31, 2018, rent expense related to operating leases was $7.7 million, of which $5.0 million was related party rent.
8. Retirement Benefit Plans
The Company has a defined contribution retirement plan that covers its eligible employees (the “Plan”). The Plan is qualified in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). Eligible employees can participate in the Company’s pre-tax 401(k) plan or after-tax Roth 401(k) plan. The Company makes matching contributions equal to 100% of the first 3% of compensation deferred by a participant. Beginning in January 2019, the Company also makes matching contributions equal to 50% of the next 2% of compensation deferred by a participant. The Company may make an additional discretionary matching contribution. The Company recognized expense related to its contributions to the Plan of $2.3 million, $2.0 million, and $1.5 million during the years ended December 31, 2020, 2019, and 2018, respectively.
9. Commitments and Contingencies
Purchase Commitments
The Company has entered into 20-year renewable energy agreements with NV Energy to purchase all PECs realized from Switch Station 1, a 100 megawatt photovoltaic solar generation facility, not to exceed the Company’s total electric load from its data center facilities, and Switch Station 2, a 79 megawatt photovoltaic solar generation facility. As of December 31, 2020, future minimum PEC purchase commitments are $1.7 million for each of 2021, 2022, 2023, 2024, and 2025, and $20.8 million thereafter.
As of December 31, 2020, the Company is party to a license agreement with a remaining term of 15 years and future minimum purchase commitments of $0.5 million for each of 2022, 2023, 2024, and 2025, and $5.2 million thereafter. There are no future minimum purchase commitments for 2021.
Self-Insurance Reserves
The Company is self-insured for various levels of employee health coverage. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of incurred but not reported claims. As of December 31, 2020 and 2019, the estimated liabilities for unpaid and incurred but not reported claims totaled
Switch, Inc. | 2020 Form 10-K | 87

$0.5 million and $0.8 million, respectively, which are included within accrued salaries and benefits on the consolidated balance sheets.
Legal Proceedings
On September 7, 2017, Switch, Ltd. and Switch, Inc. were named in a lawsuit filed in the U.S. District Court for the District of Nevada by V5 Technologies formerly d/b/a Cobalt Data Centers. Switch, Inc. has been dismissed from the case. The lawsuit alleges, among other things, that Switch, Ltd. monopolized the Las Vegas Metropolitan area of Southern Nevada’s data center colocation market and engaged in unfair business practices leading to the failure of Cobalt Data Centers in 2015 and seeks monetary damages in an amount yet to be disclosed. Discovery closed in February 2020. In January 2021, summary judgment was granted in Switch, Ltd.’s favor dismissing all but four of the claims and a partial motion for summary judgment by Cobalt Data Centers was fully denied. The scope of the alleged damages against Switch, Ltd was also narrowed. Switch, Ltd. is vigorously defending the remaining claims in the case.
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
Four substantially similar putative class action complaints, captioned Martz v. Switch, Inc. et al. (filed April 20, 2018); Palkon v. Switch, Inc. et al. (filed April 30, 2018); Chun v. Switch, Inc. et al. (filed May 11, 2018); and Silverberg v. Switch, Inc. et al. (filed June 6, 2018), were filed in the Eighth Judicial District of Nevada, and subsequently consolidated into a single case (the “State Court Securities Action”). Additionally, on June 11, 2018, one putative class action complaint captioned Cai v. Switch, Inc. et al. was filed in the United States District Court for the District of New Jersey (the “Federal Court Securities Action,” and collectively with the State Court Securities Action, the “Securities Actions”) and subsequently transferred to the Eighth Judicial District of Nevada in August 2018 and the federal court appointed Oscar Farach lead plaintiff. These lawsuits were filed against Switch, Inc., certain current and former officers and directors and certain underwriters of Switch, Inc.’s IPO alleging federal securities law violations in connection with the IPO. These lawsuits were brought by purported stockholders of Switch, Inc. seeking to represent a class of stockholders who purchased Class A common stock in or traceable to the IPO, and seek unspecified damages and other relief. With respect to the Federal Court Securities Action, in July 2019, the federal court granted Switch, Inc.’s motion to dismiss in part, which narrowed the scope of the plaintiff’s case. In December 2019, Switch, Inc. filed a motion for judgment on the pleadings, and in July 2020, the federal court entered a judgment in favor of Switch, Inc. With respect to the State Court Securities Action, in February 2021, the court granted Switch, Inc.’s motion to dismiss. Switch, Inc. believes that the remaining lawsuit is without merit and intends to continue to vigorously defend against it.
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
Switch, Inc. | 2020 Form 10-K | 88

10. Income Taxes
Income before income taxes for domestic and foreign operations is as follows:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Domestic	$42,690	$34,161	$31,379
Foreign	215	94	(118)
Total income before income taxes	$42,905	$34,255	$31,261
Components of income tax expense consist of the following:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Current
Federal	$—	$—	$—
State	—	—	—
Total current income tax expense	$—	$—	$—

Deferred
Federal	$4,514	$2,693	$1,939
State	16	20	4
Total deferred income tax expense	$4,530	$2,713	$1,943
Total income tax expense	$4,530	$2,713	$1,943
The Company’s operations are primarily conducted in the state of Nevada, which does not have a corporate level income tax. A reconciliation of the U.S. statutory tax rate to the effective income tax rate is presented below:

	Years Ended December 31,
	2020	2019	2018
U.S. statutory tax rate	21.0%	21.0%	21.0%
Rate effect from pass-through entity	(11.1)	(13.9)	(17.0)
Other	0.7	0.8	2.2
Effective income tax rate	10.6%	7.9%	6.2%
During the years ended December 31, 2020 and 2019, the Company’s effective income tax rate differs from the U.S. statutory tax rate primarily because it does not record income taxes on the income before income taxes attributable to noncontrolling interest holders. In addition, the Tax Cuts and Jobs Act (“TCJA”) enacted in December 2017 reduced the U.S. federal corporate rate from a top marginal rate of 35% to a flat rate of 21%, limited the net operating loss (“NOL”) carryforward deduction to 80% of current year taxable income, and eliminated NOL carrybacks, among other provisions. During the fourth quarter of 2018, the Company finalized its calculations related to the impacts of the TCJA with no adjustment to its previously recorded provisional tax benefit.

Switch, Inc. | 2020 Form 10-K | 89

Significant components of Switch, Inc.’s deferred tax assets and liabilities were as follows as of:

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Investment in partnership	$144,688	$93,089
Net operating loss carryforwards	58,513	21,283
	203,201	114,372
Less: valuation allowance	—	—
	$203,201	$114,372

Deferred tax liabilities:
Other	$—	$—
	$—	$—
Net deferred tax assets	$203,201	$114,372
As of December 31, 2020, Switch had a U.S. federal income tax NOL carryforward of $276.8 million available to offset future taxable income, of which $1.9 million will expire in 2037 and $274.9 million will be carried forward indefinitely under the TCJA. Switch also has state NOL carryforwards of $8.0 million, of which $0.2 million will expire in 2028, $1.6 million will expire in 2029, $5.5 million will expire in 2030, and $0.7 million will be carried forward indefinitely. Management believes on a more likely than not basis that Switch will be able to realize the tax benefit of its NOL carryforwards.
As a result of the increase in Switch, Inc.’s ownership of Switch, Ltd. following the exchanges of noncontrolling interest for Class A common stock during the years ended December 31, 2020 and 2019 described in Note 13 “Noncontrolling Interest,” the Company recorded a deferred tax asset related to the increase in the tax basis of Switch, Inc.’s ownership interest in Switch, Ltd. of $144.7 million and $93.1 million as of December 31, 2020 and 2019, respectively.
As of December 31, 2020, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets are more likely than not to be realized.
The Company did not record any penalties or interest related to income taxes or uncertain tax positions, as management has concluded that no such positions exist, on the consolidated balance sheets as of December 31, 2020 and 2019. In addition, the Company did not record any penalties or interest related to income taxes on the consolidated statements of comprehensive income during the years ended December 31, 2020, 2019, and 2018.
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
The Company has recorded a liability under the TRA of $278.9 million and $162.1 million as of December 31, 2020 and 2019, respectively, of which $56.8 million and $49.2 million is owed to named executive officers of the Company and members of its Board of Directors as of December 31, 2020 and 2019, respectively. The TRA provides for the payment of 85% of the amount of the tax benefits, if any, that Switch, Inc. is deemed to realize as a result of increases in the tax basis of its ownership in Switch, Ltd. related to exchanges of noncontrolling interest for Class A common stock. No amounts are expected to be paid within the next 12 months. See Note 13 “Noncontrolling Interest” for additional information.
Switch, Inc. | 2020 Form 10-K | 90

11. Stockholders’ Equity
As of December 31, 2020, under Switch, Inc.’s amended and restated articles of incorporation dated October 5, 2017 (the “Amended and Restated Articles of Incorporation”), Switch, Inc. was authorized to issue: (i) 750 million shares of Class A common stock, par value $0.001 per share, (ii) 300 million shares of Class B common stock, par value $0.001 per share (of which 94.9 million shares have been retired and may not be reissued), (iii) 75 million shares of Class C common stock, par value $0.001 per share (of which 42.9 million shares have been retired and may not be reissued), and (iv) 10 million shares of blank check preferred stock, par value $0.001 per share. Holders of shares of Class A common stock, Class B common stock, and Class C common stock are entitled to one vote, one vote, and 10 votes, respectively, on all matters to be voted upon by the stockholders.
In November 2019, at the request of Switch, Inc.’s Board of Directors, the holders of Class C common stock converted each share of Class C common stock held by them into one share of Class B common stock pursuant to the Amended and Restated Articles of Incorporation.
Dividends
Holders of shares of Class A common stock are entitled to receive cash dividends as may be declared from time to time at the sole discretion of Switch, Inc.’s Board of Directors. Holders of shares of Class B common stock and Class C common stock are not entitled to participate in any such dividends declared by Switch, Inc.’s Board of Directors. During the year ended December 31, 2020, Switch, Inc. paid cash dividends of $0.159 per share of Class A common stock and recorded a total of $17.9 million as a reduction of retained earnings from cash dividends declared by its Board of Directors. During the year ended December 31, 2019, Switch, Inc. paid cash dividends of $0.118 per share of Class A common stock and recorded a total of $9.4 million as a reduction of retained earnings from cash dividends declared by its Board of Directors. During the year ended December 31, 2018, Switch, Inc. paid cash dividends of $0.059 per share of Class A common stock and recorded a total of $3.0 million as a reduction of retained earnings from cash dividends declared by its Board of Directors.
The declaration, amount, and payment of any future dividends on shares of Class A common stock will be at the discretion of Switch, Inc.’s Board of Directors and will depend upon many factors, including Switch, Inc.’s results of operations, financial condition, capital requirements, restrictions in the Credit Agreement and Indenture, and other factors that Switch, Inc.’s Board of Directors deems relevant.
12. Equity-Based Compensation
2005 Common Membership Unit Plan
There were no unit options outstanding under the 2005 Common Membership Unit Plan during the year ended December 31, 2020 and there were no unit options granted or vested during the years ended December 31, 2020, 2019, and 2018. Total aggregate intrinsic value of unit options exercised was $1.2 million during the year ended December 31, 2018.
Common Unit Awards
In September 2017, Switch, Ltd. granted 7.5 million Incentive Units to its Chief Executive Officer (the “CEO Award”) and 1.5 million Incentive Units to its President with a hurdle amount of $11.69 per Incentive Unit (the “President Award”) under its then-current operating agreement. The CEO Award contained a provision that caused the Incentive Units underlying the CEO Award to convert into Common Units on a one-to-one basis in connection with the closing of Switch, Inc.’s IPO. In connection with the effectiveness of the Switch Operating Agreement and closing of Switch, Inc.’s IPO, the CEO Award converted into 7.5 million Common Units and the President Award converted into 472,000 Common Units after net settling the hurdle amount. If a forfeiture of unvested Common Units under the CEO Award and the President Award occurs, the associated shares of Class B common stock are also forfeited.
The summary of Common Unit activity under the Switch Operating Agreement for the year ended December 31, 2020 is presented below:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value per Unit
Unvested Common Units—January 1, 2020	3,188	$11.11
Vested	(1,594)	$11.11
Unvested Common Units—December 31, 2020	1,594	$11.11
Switch, Inc. | 2020 Form 10-K | 91

Total fair value of Common Units vested was $26.6 million, $9.4 million, and $10.7 million for the years ended December 31, 2020, 2019, and 2018, respectively. There were no Common Units granted during the years ended December 31, 2020, 2019, and 2018.
As of December 31, 2020, total equity-based compensation cost related to all unvested Common Units was $1.9 million, which is expected to be recognized over a weighted average period of 0.78 years.
2017 Incentive Award Plan
In September 2017, Switch, Inc.’s Board of Directors adopted the 2017 Incentive Award Plan (the “2017 Plan”). The 2017 Plan, effective as of its adoption date, provides that the initial aggregate number of shares reserved and available for issuance is 25.0 million shares of Class A common stock plus an increase each January 1, beginning on January 1, 2018 and ending on and including January 1, 2027, equal to the lesser of (A) 17.0 million shares of Class A common stock, (B) 5% of the aggregate number of shares of Switch, Inc.’s Class A common stock, Class B common stock, and Class C common stock outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares of Class A common stock as is determined by the Board of Directors. Since January 1, 2018, Switch, Inc.’s Board of Directors has approved annual increases totaling 13.3 million shares in the aggregate number of shares of Class A common stock reserved and available for issuance under the 2017 Plan. These increases, and each annual increase thereafter, are subject to adjustment in the event of a stock split, stock dividend or other defined changes in Switch, Inc.’s capitalization.
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
The summary of stock option activity under the 2017 Plan for the year ended December 31, 2020 is presented below:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price per Stock Option	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding—January 1, 2020	8,342	$13.57
Granted	1,117	$14.95
Exercised	(177)	$17.00
Expired	(219)	$17.00
Outstanding—December 31, 2020	9,063	$13.59	7.53	$28,135
Fully vested and expected to vest—December 31, 2020	9,063	$13.59	7.53	$28,135
Exercisable—December 31, 2020	5,991	$14.93	7.04	$11,537

Switch, Inc. | 2020 Form 10-K | 92

The following additional disclosures are provided for stock options under the 2017 Plan:

	Years Ended December 31,
	2020	2019	2018
Weighted average grant date fair value	$4.38	$3.15	$1.84
Total fair value of stock options vested (in thousands)	$1,917	$959	$176
Total intrinsic value of stock options exercised (in thousands)	$85	$—	$—
The weighted average assumptions used in estimating the grant date fair value of stock options are listed in the table below:

	Years Ended December 31,
	2020	2019	2018
Expected volatility	31.3%	29.3%	28.2%
Risk-free interest rate	0.9%	2.5%	2.8%
Expected term (in years)	6.3	6.3	5.9
Dividend rate	0.8%	1.1%	1.7%
As of December 31, 2020, total equity-based compensation cost related to all unvested stock options was $7.1 million, which is expected to be recognized over a weighted average period of 2.57 years.
The summary of RSU activity, inclusive of DEU settlements, under the 2017 Plan for the year ended December 31, 2020 is presented below:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value per Unit
Unvested RSUs—January 1, 2020	3,308	$12.53
Granted	1,454	$15.05
Vested	(1,016)	$12.85
Forfeited	(180)	$13.81
Unvested RSUs—December 31, 2020	3,566	$13.40
The following additional disclosures are provided for RSU awards under the 2017 Plan:

	Years Ended December 31,
	2020	2019	2018
Weighted average grant date fair value	$15.05	$9.12	$15.03
Total fair value of shares vested (in thousands)	$15,102	$5,114	$2,925
As of December 31, 2020, total equity-based compensation cost related to all unvested RSU awards was $32.2 million, which is expected to be recognized over a weighted average period of 2.32 years.
The summary of RSA activity under the 2017 Plan for the year ended December 31, 2020 is presented below:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value per Unit
Unvested RSAs—January 1, 2020	80	$12.55
Granted	75	$16.61
Vested	(80)	$12.55
Unvested RSAs—December 31, 2020	75	$16.61

Switch, Inc. | 2020 Form 10-K | 93

The following additional disclosures are provided for RSAs under the 2017 Plan:

	Years Ended December 31,
	2020	2019	2018
Weighted average grant date fair value	$16.61	$12.55	$13.08
Total fair value of shares vested (in thousands)	$1,432	$768	$—
As of December 31, 2020, total equity-based compensation cost related to all unvested RSAs was $0.6 million, which is expected to be recognized over a weighted average period of 0.45 years.
Total equity-based compensation recognized on the consolidated statements of comprehensive income was as follows:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Cost of revenue	$1,864	$1,491	$1,468
Selling, general and administrative expense	26,869	28,033	34,265
Total equity-based compensation	$28,733	$29,524	$35,733
Total income tax benefit related to equity-based compensation recognized on the consolidated statements of comprehensive income was $2.7 million, $1.9 million, and $1.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.
13. Noncontrolling Interest
Ownership
Switch, Inc. owns a minority economic interest in Switch, Ltd., where “economic interest” means the right to receive any distributions, whether cash, property, or securities of Switch, Ltd., in connection with Common Units. Switch, Inc. presents interest held by noncontrolling interest holders within noncontrolling interest in the consolidated financial statements. During the years ended December 31, 2020, 2019, and 2018, Switch, Inc. issued an aggregate of 28.3 million shares, 34.0 million shares, and 19.1 million shares of Class A common stock, respectively, to Members in connection with such Members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Switch, Inc.’s Class B common stock. Such retired shares of Class B common stock may not be reissued. The redemptions occurred pursuant to the terms of the Switch Operating Agreement.
In August 2018, Switch, Inc.’s Board of Directors authorized a program by which Switch, Ltd. may repurchase up to $150.0 million of its outstanding Common Units for cash and Switch, Inc. will cancel a corresponding amount of its shares of Class B common stock. In November 2019, Switch, Inc.’s Board of Directors increased the repurchase authority by $5.0 million, with any unused amount from this increase expiring on December 31, 2019. In February 2020, Switch, Inc.’s Board of Directors authorized the repurchase by Switch, Ltd. of up to $20.0 million of its outstanding Common Units, which authorization expired unused in March 2020. In May 2020, Switch, Inc.’s Board of Directors authorized the repurchase by Switch, Ltd. of up to $20.0 million of its outstanding Common Units held by Rob Roy, the Founder, Chief Executive Officer and Chairman of Switch, Ltd., and an affiliated entity of Mr. Roy (collectively, the “Founder Members”), with any unused amount from this authorization expiring in June 2020. During the years ended December 31, 2020, 2019, and 2018, Switch, Ltd. elected to repurchase an aggregate of 1.1 million, 6.4 million, and 6.1 million, respectively, of its outstanding Common Units for $20.0 million, all of which was from Founder Members, $91.0 million, of which $2.7 million was from Founder Members and $12.8 million was from an entity in which a member of the Company’s Board of Directors has a beneficial ownership interest, and $60.6 million, respectively, upon the exercise by certain Members of their respective redemption right. Pursuant to these repurchases, Switch, Inc. canceled and retired an equivalent amount of its shares of Class B common stock, and such shares may not be reissued. These repurchases were funded from Switch’s existing cash and cash equivalents. As of December 31, 2020, the Company had no repurchase authority remaining.

Switch, Inc. | 2020 Form 10-K | 94

The ownership of the Common Units is summarized as follows:

	December 31, 2020		December 31, 2019
	Units (in thousands)	Ownership %	Units (in thousands)	Ownership %
Switch, Inc.’s ownership of Common Units(1)	118,934	49.8%	89,688	37.8%
Noncontrolling interest holders’ ownership of Common Units(2)	120,045	50.2%	147,859	62.2%
Total Common Units	238,979	100.0%	237,547	100.0%
________________________________________
(1)Common Units held by Switch, Inc. exclude 75,000 and 80,000 Common Units underlying unvested restricted stock awards as of December 31, 2020 and 2019, respectively.
(2)Common Units held by noncontrolling interest holders exclude 1.6 million and 3.2 million unvested Common Unit awards as of December 31, 2020 and 2019, respectively.
The Company uses the weighted average ownership percentages during the period to calculate the income before income taxes attributable to Switch, Inc. and the noncontrolling interest holders of Switch, Ltd.
Distributions
Prior to the payment of Switch, Inc.’s Class A common stock dividends during the year ended December 31, 2020, Switch, Ltd. made cash distributions to holders of Common Units, excluding Switch, Inc., of $0.159 per Common Unit for a total distribution of $20.9 million. During the year ended December 31, 2019, Switch, Ltd. made cash distributions to holders of Common Units, excluding Switch, Inc., of $0.118 per Common Unit for a total distribution of $20.1 million. During the year ended December 31, 2018, Switch, Ltd. made cash distributions to holders of Common Units, excluding Switch, Inc., of $0.059 per Common Unit for a total distribution of $11.6 million.
14. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Years Ended December 31,
	2020	2019	2018
	(in thousands, except per share data)
Net income per share:
Numerator—basic:
Net income attributable to Switch, Inc.—basic	$15,539	$8,917	$4,052
Numerator—diluted:
Net income attributable to Switch, Inc.—basic	$15,539	$8,917	$4,052
Effect of dilutive securities:
Shares of Class B and Class C common stock	17,651	17,339	—
Net income attributable to Switch, Inc.—diluted	$33,190	$26,256	$4,052
Denominator—basic:
Weighted average shares outstanding—basic	105,822	76,501	45,682
Net income per share—basic	$0.15	$0.12	$0.09
Denominator—diluted:
Weighted average shares outstanding—basic	105,822	76,501	45,682
Weighted average effect of dilutive securities:
Stock options	1,391	712	50
RSUs	1,200	805	6
DEUs	39	24	8
RSAs	37	35	7
Shares of Class B and Class C common stock	135,012	168,252	—
Weighted average shares outstanding—diluted	243,501	246,329	45,753
Net income per share—diluted	$0.14	$0.11	$0.09
Switch, Inc. | 2020 Form 10-K | 95

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

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Stock options(1)	5,762	5,040	7,352
RSUs(1)	28	—	2,228
Shares of Class B and Class C common stock(2)	—	—	191,426
________________________________________
(1)Represents the number of instruments outstanding at the end of the period. Application of the treasury stock method would reduce this amount if they had a dilutive effect and were included in the computation of diluted net income per share.
(2)Shares of Class B and Class C common stock at the end of the period are considered potentially dilutive shares of Class A common stock under application of the if-converted method.
15. Segment Reporting
The Company’s chief operating decision maker is its Chief Executive Officer. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. All of the Company’s assets are maintained in the United States, although the Company held an equity method investment in SUPERNAP International through December 31, 2020, which had deployed facilities in Italy and Thailand. The Company derives almost all of its revenue from sales to customers in the United States, based upon the billing address of the customer. Revenue derived from customers outside the United States, based upon the billing address of the customer, was less than 2% of revenue for each of the years ended December 31, 2020, 2019, and 2018.
The Company’s revenue is comprised of the following:

	Years Ended December 31,
	2020	2019	2018
	(in thousands)
Colocation	$413,791	$370,682	$324,209
Connectivity	91,885	85,009	74,006
Other	5,871	6,619	7,645
Total revenue	$511,547	$462,310	$405,860

16. Subsequent Events
In January and February 2021, Switch, Inc. issued an aggregate of 7.5 million and 0.2 million shares, respectively, of Class A common stock to Members in connection with such Members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of shares of Class B common stock. Such retired shares of Class B common stock may not be reissued. The redemptions occurred pursuant to the terms of the Switch Operating Agreement.
In February 2021, the Company acquired SUPERNAP International’s 30% ownership interest in SUPERNAP (Thailand) Company Limited, the entity which has deployed a data center facility in Thailand, for $2.2 million and sold its 50% ownership interest in SUPERNAP International for $4.9 million, thus disposing of its interest in the data center facility deployed in Italy.
In February 2021, Switch, Inc.’s Board of Directors declared a dividend of $0.05 per share of Class A common stock, for a total estimated to be $6.4 million, to be paid on March 26, 2021 to holders of record as of March 16, 2021. Prior to the payment of this dividend, Switch, Ltd. will make a cash distribution to all holders of record of Common Units, including Switch, Inc., of $0.05 per Common Unit, for a total estimated to be $12.1 million.

Switch, Inc. | 2020 Form 10-K | 96

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2020, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, or the “Exchange Act”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2020.
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
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2020, the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their evaluation, as of December 31, 2020, our management concluded that our internal control over financial reporting was effective based on this criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.
Remediation of Previously Identified Material Weakness
We previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, the following material weakness in our internal control over financial reporting, which has been remediated, as described below:
In connection with the audit of our 2017 consolidated financial statements, a material weakness was identified related to an insufficient complement of resources with an appropriate level of accounting expertise, knowledge, and training commensurate with the complexity of our financial reporting matters. This material weakness led to pervasive immaterial adjustments to our annual and interim consolidated financial statements, inadequate review over account reconciliations, and the inability to maintain segregation of duties over journal entries resulting in the lack of an effective control environment during the years ended December 31, 2019, 2018, and 2017.
During the first three quarters of 2020, we substantially completed the comprehensive risk assessment of the design of existing controls and implemented new controls as needed to remediate the above previously identified material weakness. However, as we had yet to complete the testing and evaluation of the operating effectiveness of controls, the above previously identified material weakness remained unremediated as of September 30, 2020. During the quarter ended December 31, 2020, we completed the testing and evaluation of the operating effectiveness of the controls and concluded that the above previously identified material weakness had been remediated as of December 31, 2020.
Changes in Internal Control over Financial Reporting
The remediation activities described above during the quarter ended December 31, 2020 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Switch, Inc. | 2020 Form 10-K | 97

Item 9B.Other Information.
On February 25, 2021, the Board of Directors of the Company approved and adopted amendments to the Company’s bylaws, effective as of that date (the “Amended and Restated Bylaws”), to implement “proxy access,” a means for the Company’s stockholders to include stockholder-nominated director candidates in the Company’s proxy materials for annual meetings of stockholders.
Section 2.13(b) of the Amended and Restated Bylaws generally permit a stockholder, or group of not more than twenty (20) stockholders, to include up to the greater of two (2) director nominees or twenty percent (20%) of the number of directors in office as of the last day a notice for nomination may be timely received in the Company’s proxy materials for annual meetings of its stockholders; provided that the stockholder or group of stockholders has for at least three (3) years owned (as determined by the Company’s Board of Directors) three percent (3%) or more of the Company’s outstanding capital stock entitled to vote. Use of the proxy access process to submit stockholder nominees is subject to additional eligibility, procedural and disclosure requirements set forth in the Amended and Restated Bylaws. The Amended and Restated Bylaws also reflect other technical and administrative changes.
The foregoing description of the Amended and Restated Bylaws is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.2 hereto and incorporated herein by reference.
Part III.
Item 10.Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Proxy Statement for the 2021 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.
Item 11.Executive Compensation.
The information required by this item is incorporated by reference to the Proxy Statement for the 2021 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities authorized for issuance under equity compensation plans
The table below provides information about our compensation plans under which our Class A common stock is authorized for issuance as of December 31, 2020. See Note 12 to the consolidated financial statements included in Part II, Item 8 for a description of these compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity compensation plans approved by security holders(1)	12,629,181	$13.59	24,003,229
________________________________________
(1)Includes awards granted and available to be granted under our 2017 Incentive Award Plan.
(2)The weighted average exercise price does not include restricted stock units granted under our 2017 Incentive Award Plan.
(3)Our 2017 Incentive Award Plan provides for annual increases, each January 1, beginning on January 1, 2018 and ending on and including January 1, 2027, equal to the lesser of (A) 17.0 million shares of Class A common stock, (B) 5% of the aggregate number of shares of our Class A common stock, Class B common stock, and Class C common stock outstanding on the final day of the immediately preceding calendar year, and (C) such smaller number of shares of Class A common stock as is determined by our board of directors.

Certain information required by this item is incorporated by reference to the Proxy Statement for the 2021 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.
Switch, Inc. | 2020 Form 10-K | 98

Item 13.Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Proxy Statement for the 2021 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.
Item 14.Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the Proxy Statement for the 2021 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020.
Part IV.
Item 15.Exhibit and Financial Statement Schedules.
The following documents are filed as part of this report:
(1) Financial statements:
(2) Financial statement schedules:
All financial statement schedules are omitted since they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.
(3) Exhibits:

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Articles of Incorporation of Switch, Inc.	8-K	3.1	10/11/2017
3.2	*	Amended and Restated Bylaws of Switch, Inc.
4.1	*	Description of Switch, Inc.’s Securities.
4.2		Indenture governing Switch, Ltd.’s 3.75% Senior Notes due 2028, dated September 17, 2020, by and among Switch, Ltd., the guarantors named therein and U.S. Bank National Association, as trustee.	8-K	4.1	9/18/2020
4.3		Form of 3.75% Senior Notes due 2028 (included in Exhibit 4.2)	8-K	4.2	9/18/2020
10.1		Tax Receivable Agreement, dated October 5, 2017, by and among Switch, Inc., Switch, Ltd., and each other person from time to time party thereto.	8-K	10.1	10/11/2017
10.2		Amended and Restated Registration Rights Agreement, dated October 5, 2017, by and among Switch, Inc., Switch, Ltd. and each other person from time to time party thereto.	8-K	10.2	10/11/2017
10.3		Fifth Amended and Restated Operating Agreement of Switch, Ltd., dated October 5, 2017, by and among Switch, Ltd. and its Members.	8-K	10.3	10/11/2017
10.4		Amended and Restated Credit Agreement, dated as of June 27, 2017, by and among Switch, Ltd., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	S-1	10.4	9/8/2017
10.4(a)		First Amendment to Amended and Restated Credit Agreement, dated as of December 28, 2017, by and among Switch, Ltd., as borrower, the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	10.1	9/8/2017
10.4(b)		Second Amendment to Amended and Restated Credit Agreement, dated September 17, 2020, by and among Switch, Ltd., as borrower, the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	10.1	9/18/2020
Switch, Inc. | 2020 Form 10-K | 99

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date
10.5		Amended and Restated Collateral Agreement, dated as of June 27, 2017, by and among Switch, Ltd. and certain of its subsidiaries, as grantors, and Wells Fargo Bank, National Association, as administrative agent.	S-1	10.5	9/8/2017
10.6		Amended and Restated Subsidiary Guaranty Agreement, dated as of June 27, 2017, by and among Switch, Ltd., as borrower, certain of its subsidiaries, as grantors, and Wells Fargo Bank, National Association, as administrative agent.	S-1	10.6	9/8/2017
10.7	†	Switch, Inc. 2017 Incentive Award Plan.	S-1/A	10.7	9/25/2017
10.7(a)	†	Form of Stock Option Agreement under Switch, Inc. 2017 Incentive Award Plan.	S-1/A	10.7(a)	9/25/2017
10.7(b)	†	Form of Restricted Stock Agreement under Switch, Inc. 2017 Incentive Award Plan.	S-1/A	10.7(b)	9/25/2017
10.7(c)	†	Form of Restricted Stock Unit Grant under Switch, Inc. 2017 Incentive Award Plan.	10-Q	10.1	11/14/2017
10.8	†	Offer Letter, dated January 7, 2016, by and between Switch, Ltd. and Gabe Nacht.	S-1/A	10.8	9/25/2017
10.9		Form of Indemnification Agreement entered into between Switch, Inc. and certain of its directors and officers, effective October 11, 2017.	S-1	10.9	9/8/2017
10.10		Standard Industrial Real Estate Lease, dated August 21, 2007, by and between Switch, Ltd. (f/k/a Switch Communications Group L.L.C.) and Beltway Business Park Warehouse No. 3, LLC, as amended by (i) First Amendment to Lease, dated January 25, 2008, (ii) Confirmation of Initial Lease Term and Amendment to Lease, dated April 28, 2008, (iii) Third Amendment to Lease, dated January 21, 2011, (iv) Fourth Amendment to Lease, dated August 9, 2013, and (v) Fifth Amendment to Lease, dated June 21, 2016.	S-1/A	10.1	9/25/2017
10.11		Lease Agreement, dated November 4, 2010, by and between Switch, Ltd. (f/k/a Switch Communications Group L.L.C.) and Beltway Business Park Office No. 1, LLC, as amended by (i) First Amendment to Lease, dated April 1, 2011, (ii) Second Amendment to Lease, dated September 25, 2012, and (iii) Third Amendment to Lease, dated February 1, 2014.	S-1/A	10.11	9/25/2017
10.12		Lease Agreement, dated April 1, 2011, by and between Switch, Ltd. (f/k/a Switch Communications Group L.L.C.) and Beltway Business Park Office No. 1, LLC, as amended by (i) First Amendment to Lease, dated July 23, 2014, and (ii) Second Amendment to Lease, dated May 27, 2016.	S-1/A	10.12	9/25/2017
10.12(a)	*	Third Amendment to Lease, dated November 19, 2020, by and between Switch, Ltd. and Beltway Business Park Office No. 1, LLC.
10.13		Land Lease, dated January 12, 2012, by and between Switch, Ltd. (f/k/a Switch Communications Group L.L.C.) and Beltway Business Park Warehouse No. 4, LLC, as amended by (i) Confirmation of Lease Term and Amendment to Lease, dated February 22, 2013, and (ii) First Amendment to Lease, dated June 21, 2016.	S-1/A	10.13	9/25/2017
10.14		Lease Agreement, dated April 24, 2012, by and between InNEVation L.L.C. and Beltway Business Park Office No. 2, LLC, as amended by (i) First Amendment to Lease, dated February 19, 2013, (ii) Second Amendment to Lease, dated March 14, 2013, (iii) Third Amendment to Lease, dated August 20, 2013, (iv) Fourth Amendment to Lease, dated September 1, 2013, (v) Fifth Amendment to Lease, dated January 12, 2015, (vi) Sixth Amendment to Lease, dated January 19, 2015, (vii) Seventh Amendment to Lease, dated November 15, 2015, and (viii) Eighth Amendment to Lease, dated January 17, 2017.	S-1/A	10.14	9/25/2017
10.15		Standard Industrial Real Estate Lease, dated November 3, 2014, by and between Switch, Ltd. and Beltway Business Park Warehouse No. 1, LLC.	S-1/A	10.15	9/25/2017
10.16		Land Lease, dated June 21, 2016, by and between Switch, Ltd. and Beltway Business Park Warehouse No. 6, LLC, as amended by Confirmation of Lease Term and Amendment to Lease, dated March 22, 2017.	S-1/A	10.16	9/25/2017
10.17	†	LTIP Incentive Unit Award Agreement, by and between Switch, Ltd. and Rob Roy, dated September 7, 2017.	S-1/A	10.17	9/25/2017
10.18	†	Incentive Unit Award Agreement, by and between Switch, Ltd. and Thomas Morton, dated September 7, 2017.	S-1/A	10.18	9/25/2017
Switch, Inc. | 2020 Form 10-K | 100

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date
10.19	†	Restricted Stock Unit Award Agreement between Switch, Inc. and Rob Roy dated December 27, 2017.	8-K	10.2	12/28/2017
10.20	†	Executive Severance Agreement by and among Switch, Ltd., Switch, Inc., and Rob Roy dated April 10, 2019.	8-K	10.1	4/16/2019
10.21	†	Executive Severance Agreement by and among Switch, Ltd., Switch, Inc., and Thomas Morton dated April 10, 2019.	8-K	10.2	4/16/2019
10.22	†	Executive Severance Agreement by and among Switch, Ltd., Switch, Inc., and Gabe Nacht dated April 10, 2019.	8-K	10.3	4/16/2019
10.23		Land Lease, dated March 13, 2019, by and between Switch, Ltd. and Beltway Business Park Warehouse No. 8, LLC, as amended by Confirmation of Lease Term and Amendment to Lease, dated June 4, 2019.	10-Q	10.4	8/9/2019
21.1	*	Subsidiaries of Switch, Inc.
23.1	*	Consent of PricewaterhouseCoopers LLP.
31.1	*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*	The following financial statements from the Company’s Annual Report on Form 10-K, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019, and 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018, and (v) Notes to Consolidated Financial Statements
104	*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________________________________________
*    Filed herewith.
#    Furnished herewith.
†    Indicates a management contract or compensatory plan or arrangement.
Item 16.Form 10-K Summary.
None.
Switch, Inc. | 2020 Form 10-K | 101

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Switch, Inc. (Registrant)

Date:	March 1, 2021	/s/ Gabe Nacht
Gabe Nacht Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 1, 2021	/s/ Rob Roy
Rob Roy Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	March 1, 2021	/s/ Gabe Nacht
Gabe Nacht Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Date:	March 1, 2021	/s/ Angela Archon
Angela Archon Director

Date:	March 1, 2021	/s/ Liane Pelletier
Liane Pelletier Director

Date:	March 1, 2021	/s/ Zareh Sarrafian
Zareh Sarrafian Director

Date:	March 1, 2021	/s/ Kimberly Sheehy
Kimberly Sheehy Director

Date:	March 1, 2021	/s/ Donald D. Snyder
Donald D. Snyder Director

Date:	March 1, 2021	/s/ Tom Thomas
Tom Thomas Director

Date:	March 1, 2021	/s/ Bryan Wolf
Bryan Wolf Director