Form 10-Q
period 2021-03-31
Switch, Inc.
filed 2021-05-10
CIK 1710583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 6, 2021, the registrant had 130,927,378 shares of Class A common stock, 110,638,180 shares of Class B common stock, and no shares of Class C common stock outstanding.

Switch, Inc.

Part I.Financial Information.
Item 1.Financial Statements (Unaudited).

Switch, Inc. | Q1 2021 Form 10-Q | 1

Switch, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38,882	$90,719
Accounts receivable, net of allowance for credit losses of $712 and $792, respectively	21,134	21,723
Prepaid expenses	8,685	8,171
Other current assets, net of allowance for credit losses of $2 and $0, respectively	2,125	2,235
Total current assets	70,826	122,848
Property and equipment, net	1,801,302	1,737,415
Long-term deposit	2,789	2,626
Deferred income taxes	227,299	203,201
Other assets, net of allowance for credit losses of $91 and $87, respectively	55,429	48,366
TOTAL ASSETS	$2,157,645	$2,114,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,627	$14,588
Accrued salaries and benefits	7,129	4,884
Accrued interest	1,551	7,132
Accrued expenses and other	10,651	9,686
Accrued construction payables	22,768	27,162
Deferred revenue, current portion	18,401	14,870
Customer deposits	12,804	12,348
Interest rate swap liability, current portion	9,314	9,418
Operating lease liability, current portion	3,867	3,512
Total current liabilities	109,112	103,600
Long-term debt, net	991,608	991,213
Operating lease liability	27,474	25,536
Finance lease liability	57,471	57,516
Deferred revenue	24,803	23,862
Liabilities under tax receivable agreement	311,342	278,865
Other long-term liabilities	17,108	22,897
TOTAL LIABILITIES	1,538,918	1,503,489
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value per share, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value per share, 750,000 shares authorized, 127,546 and 119,009 shares issued and outstanding, respectively	128	119
Class B common stock, $0.001 par value per share, 300,000 shares authorized, 113,915 and 121,640 shares issued and outstanding, respectively	114	122
Class C common stock, $0.001 par value per share, 75,000 shares authorized, none issued and outstanding	—	—
Additional paid in capital	283,505	266,129
Retained earnings	5,088	9
Accumulated other comprehensive income	18	79
Total Switch, Inc. stockholders’ equity	288,853	266,458
Noncontrolling interest	329,874	344,509
TOTAL STOCKHOLDERS’ EQUITY	618,727	610,967
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,157,645	$2,114,456

The accompanying condensed notes are an integral part of these consolidated financial statements.
Switch, Inc. | Q1 2021 Form 10-Q | 2

Switch, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$130,866	$128,096
Cost of revenue	71,693	67,029
Gross profit	59,173	61,067
Selling, general and administrative expense	34,998	40,116
Income from operations	24,175	20,951
Other income (expense):
Interest expense, including $583 and $409, respectively, in amortization of debt issuance costs and original issue discount	(8,757)	(7,435)
Gain (loss) on interest rate swaps	3,205	(17,555)
Equity in net losses of investments	(220)	—
Gain on sale of equity method investment	5,374	—
Other	3,271	277
Total other income (expense)	2,873	(24,713)
Income (loss) before income taxes	27,048	(3,762)
Income tax (expense) benefit	(2,654)	273
Net income (loss)	24,394	(3,489)
Less: net income (loss) attributable to noncontrolling interest	12,753	(2,273)
Net income (loss) attributable to Switch, Inc.	$11,641	$(1,216)

Net income (loss) per share (Note 10):
Basic	$0.09	$(0.01)
Diluted	$0.09	$(0.01)

Weighted average shares used in computing net income (loss) per share (Note 10):
Basic	126,641	94,366
Diluted	129,110	94,366

Other comprehensive income (loss):
Foreign currency translation adjustment, net of reclassification adjustment and tax of $0	(474)	—
Comprehensive income (loss)	23,920	(3,489)
Less: comprehensive income (loss) attributable to noncontrolling interest	12,340	(2,273)
Comprehensive income (loss) attributable to Switch, Inc.	$11,580	$(1,216)

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q1 2021 Form 10-Q | 3

Switch, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balance—December 31, 2020	119,009	$119	121,640	$122	$266,129	$9	$79	$344,509	$610,967
Net income	—	—	—	—	—	11,641	—	12,753	24,394
Equity-based compensation expense	—	—	—	—	6,359	—	—	938	7,297
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	812	1	—	—	(5,622)	—	—	147	(5,474)
Dividends declared ($0.05 per share)	—	—	—	—	—	(6,562)	—	—	(6,562)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,696)	(5,696)
Exchanges of noncontrolling interest for Class A common stock	7,725	8	(7,725)	(8)	22,364	—	—	(22,364)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	(32,477)	—	—	—	(32,477)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	26,752	—	—	—	26,752
Foreign currency translation adjustment	—	—	—	—	—	—	(61)	(413)	(474)
Balance—March 31, 2021	127,546	$128	113,915	$114	$283,505	$5,088	$18	$329,874	$618,727

Switch, Inc. | Q1 2021 Form 10-Q | 4

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
Switch, Inc. | Q1 2021 Form 10-Q | 5

Switch, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$24,394	$(3,489)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	38,791	32,518
(Gain) loss on disposal of property and equipment	(193)	60
Deferred income taxes	2,654	(273)
Amortization of debt issuance costs and original issue discount	583	409
Credit (benefit) loss expense	(77)	18
Unrealized (gain) loss on interest rate swaps	(5,562)	16,745
Equity in net losses on investments	220	—
Gain on sale of equity method investment	(5,374)	—
Equity-based compensation	7,297	7,524
Amortization of portfolio energy credits	—	267
Cost of revenue for sales-type leases	149	2,803
Changes in operating assets and liabilities:
Accounts receivable	169	5,944
Prepaid expenses	(514)	454
Other current assets	108	(626)
Other assets	(444)	411
Accounts payable	1,001	1,987
Accrued salaries and benefits	2,245	1,025
Accrued interest	(5,581)	(13)
Accrued expenses and other	965	130
Deferred revenue	4,472	(2,261)
Customer deposits	456	298
Operating lease liabilities	(1,141)	(1,281)
Other long-term liabilities	(121)	(92)
Net cash provided by operating activities	64,497	62,558
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(100,424)	(80,898)
Purchase of portfolio energy credits	(1,500)	(601)
Purchase of equity method investment	(2,200)	—
Proceeds from sale of equity method investment	4,900	—
Net cash used in investing activities	(99,224)	(81,499)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	—	70,000
Repayment of borrowings, including finance lease liabilities	(46)	(1,671)
Change in long-term deposit	877	1,659
Payment of tax withholdings upon settlement of restricted stock unit awards	(5,782)	(4,040)
Dividends paid to Class A common stockholders	(6,377)	(2,795)
Distributions paid to noncontrolling interest	(5,782)	(4,222)
Net cash (used in) provided by financing activities	(17,110)	58,931
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(51,837)	39,990
CASH AND CASH EQUIVALENTS—Beginning of period	90,719	24,721
CASH AND CASH EQUIVALENTS—End of period	$38,882	$64,711

Switch, Inc. | Q1 2021 Form 10-Q | 6

Switch, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$13,852	$7,106
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Increase (decrease) in liabilities incurred to acquire property and equipment	$3,141	$(13,532)
Decrease in accrued construction payables incurred related to long-term deposit	$(41)	$(882)
Increase in property and equipment related to transfer from long-term deposit	$—	$244
Increase in receivables due to sale of property and equipment	$931	$—
Increase in dividends payable on unvested restricted stock units	$185	$96
Decrease in noncontrolling interest as a result of exchanges for Class A common stock	$(22,364)	$(13,403)
Recognition of liabilities under tax receivable agreement	$32,477	$19,198
Increase in deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	$26,752	$16,610
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,434	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$145
(Decrease) increase in distributions payable on unvested common units	$(86)	$82
Dividends payable settled with shares of Class A common stock	$308	$129

The accompanying condensed notes are an integral part of these consolidated financial statements.
Switch, Inc. | Q1 2021 Form 10-Q | 7

Switch, Inc.
Condensed Notes to Consolidated Financial Statements
(unaudited)

Switch, Inc. | Q1 2021 Form 10-Q | 8

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Management believes that the accompanying consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of these consolidated financial statements. The consolidated results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other future annual or interim period.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and all significant intercompany transactions and balances have been eliminated.
As the sole manager of Switch, Ltd., Switch, Inc. identified itself as the primary beneficiary of Switch and began consolidating Switch in its consolidated financial statements as of October 11, 2017, the closing date of the IPO, resulting in a noncontrolling interest related to the common units of Switch, Ltd. (“Common Units”) held by members other than Switch, Inc. on its consolidated financial statements. As of January 2021, Switch, Inc. owns a majority economic interest in Switch.
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
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2020. No other changes to significant accounting policies have occurred since December 31, 2020, with the exception of those detailed below.

Switch, Inc. | Q1 2021 Form 10-Q | 9

Concentration of Credit and Other Risks
Although the Company operates primarily in Nevada, realization of its receivables and its future operations and cash flows could be affected by adverse economic conditions, both regionally and elsewhere in the United States. During the three months ended March 31, 2021 and 2020, the Company’s largest customer and its affiliates comprised 16% and 14%, respectively, of the Company’s revenue. The Company’s largest customer and its affiliates accounted for 10% or more of total receivables, including net investments in sales-type leases, as of March 31, 2021 and December 31, 2020.
Foreign Currency Translation
During the three months ended March 31, 2021, foreign currency translation gains of $0.1 million and $0.4 million related to the sale of the Company’s ownership interest in SUPERNAP International, S.A. (“SUPERNAP International”) were reclassified from accumulated other comprehensive income and noncontrolling interest, respectively, to net income. These amounts are included within gain on sale of equity method investment on the consolidated statement of comprehensive income. See Note 4 “Equity Method Investments” for more information.
Revenue Recognition
Contract Balances
The opening and closing balances of the Company’s contract assets, net of allowance for credit losses, and deferred revenue are as follows:

	Contract Assets, Current Portion(1)	Contract Assets(2)	Deferred Revenue, Current Portion(3)	Deferred Revenue(4)
	(in thousands)
December 31, 2020	$—	$3,997	$14,870	$23,862
March 31, 2021	106	4,151	18,401	24,803
Change	$106	$154	$3,531	$941
________________________________________
(1)Amounts are included within other current assets on the Company’s consolidated balance sheets.
(2)Amounts are included within other assets on the Company’s consolidated balance sheets.
(3)Amounts include $1.3 million and $1.7 million of deferred revenue related to leases as of March 31, 2021 and December 31, 2020, respectively.
(4)Amounts include $2.5 million and $2.7 million of deferred revenue related to leases as of March 31, 2021 and December 31, 2020, respectively.
The differences between the opening and closing balances of the Company’s deferred revenue primarily result from timing differences between the Company’s satisfaction of performance obligations and the associated customer payments. Revenue recognized from the balance of deferred revenue as of December 31, 2020 was $2.7 million during the three months ended March 31, 2021. For the three months ended March 31, 2021, no impairment losses related to contract assets were recognized on the consolidated statement of comprehensive income.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized in future periods. These amounts totaled $773.9 million as of March 31, 2021, 40%, 51%, and 8% of which is expected to be recognized over the next year, one to three years, and three to five years, respectively, with the remainder recognized thereafter. The remaining performance obligations do not include estimates of variable consideration related to unsatisfied performance obligations, such as the usage of metered power, or any contracts that could be terminated without significant penalties.

Switch, Inc. | Q1 2021 Form 10-Q | 10

Fair Value Measurements
Information about the Company’s financial assets and liabilities measured at fair value on a recurring basis is presented below:

		March 31, 2021
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Liabilities:
Interest rate swaps	Interest rate swap liability, current portion	$9,314	$—	$9,314	$—
Interest rate swaps	Other long-term liabilities	$15,065	$—	$15,065	$—

		December 31, 2020
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Assets:
Cash equivalents	Cash and cash equivalents	$60,664	$60,664	$—	$—
Liabilities:
Interest rate swaps	Interest rate swap liability, current portion	$9,418	$—	$9,418	$—
Interest rate swaps	Other long-term liabilities	$20,523	$—	$20,523	$—
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
The Company enters into interest rate swap agreements to manage its interest rate risk associated with variable-rate borrowings. In January and February 2019, Switch, Ltd. entered into four interest rate swap agreements; whereby, Switch, Ltd. will pay a weighted average fixed interest rate (excluding the applicable interest margin) of 2.48% on notional amounts corresponding to borrowings of $400.0 million in exchange for receipts on the same notional amount at a variable interest rate based on the applicable LIBOR at the time of payment. The interest rate swap agreements mature in June 2024 and are not designated as hedging instruments. Gains and losses from derivatives not designated as hedging instruments, inclusive of periodic net settlement amounts, were recorded in gain (loss) on interest rate swaps on the consolidated statements of comprehensive income (loss). The Company recorded a gain on interest rate swaps of $3.2 million for the three months ended March 31, 2021 and a loss on interest rate swaps of $17.6 million for the three months ended March 31, 2020.

Switch, Inc. | Q1 2021 Form 10-Q | 11

Recent Accounting Pronouncements
The Company’s management has evaluated all of the recently issued, but not yet effective, accounting standards that have been issued or proposed by the Financial Accounting Standards Board or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position, results of operations, and cash flows.
Reclassification
The Company reclassified the change in accrued interest to present it separately from the change in accrued expenses and other on the consolidated statement of cash flows for the three months ended March 31, 2020 to be consistent with the current period presentation. The reclassification had no impact on the Company’s financial condition, results of operations, or net cash flows.
3. Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Land and land improvements	$287,638	$286,706
Buildings, building improvements, and leasehold improvements	588,166	532,938
Substation equipment	19,780	19,780
Data center equipment	1,287,344	1,230,623
Vehicles	2,032	1,974
Core network equipment	38,213	37,327
Fiber facilities	14,552	14,441
Computer equipment, furniture and fixtures	44,313	42,243
Finance lease right-of-use assets	72,933	72,951
Construction in progress	184,482	198,355
Property and equipment, gross	2,539,453	2,437,338
Less: accumulated depreciation and amortization	(738,151)	(699,923)
Property and equipment, net	$1,801,302	$1,737,415
Accumulated amortization for finance lease right-of-use assets totaled $14.9 million and $14.3 million as of March 31, 2021 and December 31, 2020, respectively.
During the three months ended March 31, 2021 and 2020, capitalized interest was $1.3 million and $1.8 million, respectively.
Total depreciation and amortization of property and equipment recognized on the consolidated statements of comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cost of revenue	$37,729	$31,228
Selling, general and administrative expense	1,062	1,290
Total depreciation and amortization of property and equipment	$38,791	$32,518

Switch, Inc. | Q1 2021 Form 10-Q | 12

4. Equity Method Investments
In February 2021, the Company acquired SUPERNAP International’s 30% ownership interest in SUPERNAP (Thailand) Company Limited (“SUPERNAP Thailand”), the entity which has deployed a data center facility in Thailand, for $2.2 million and sold its 50% ownership interest in SUPERNAP International for $4.9 million, thus disposing of its interest in the data center facility deployed in Italy. As a result of this transaction, the Company recorded a gain on sale of equity method investment of $5.4 million, which includes $0.5 million in foreign currency translation gains realized, for the three months ended March 31, 2021 on the consolidated statement of comprehensive income.
As of March 31, 2021, the Company held a 30% ownership interest in SUPERNAP Thailand, the investment of which was accounted for under the equity method of accounting. The Company’s share of net loss recorded for the three months ended March 31, 2021 was $0.2 million. As of March 31, 2021, the Company’s net investment of $2.0 million was recorded within other assets on the consolidated balance sheet.
5. Long-Term Debt
Long-term debt consists of the following as of:

	March 31,	December 31,
	2021	2020
	(in thousands)
3.75% senior unsecured notes, due September 2028	$600,000	$600,000
Term loan facility, interest paid at the defined LIBOR rate plus applicable interest margin (2.36% and 2.40% at March 31, 2021 and December 31, 2020, respectively), due June 2024	400,000	400,000
Long-term debt, gross	1,000,000	1,000,000
Less: unamortized debt issuance costs and original issue discount	(8,392)	(8,787)
Long-term debt, net	$991,608	$991,213

As of March 31, 2021, the Company had $500.0 million of available borrowing capacity under its revolving credit facility, net of outstanding letters of credit.
The estimated fair value of the Company’s long-term debt as of March 31, 2021 and December 31, 2020 was approximately $994.1 million and $1.01 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount, of $1.00 billion. The estimated fair value of the Company’s long-term debt was based on Level 2 inputs using quoted market prices on or about March 31, 2021 and December 31, 2020, respectively.
6. Commitments and Contingencies
Operating Leases
During the three months ended March 31, 2021 and 2020, lease costs related to operating leases were $1.7 million and $1.8 million, respectively. Related party lease costs included in these amounts were $1.2 million for each of the three months ended March 31, 2021 and 2020.
Legal Proceedings
On September 7, 2017, Switch, Ltd. and Switch, Inc. were named in a lawsuit filed in the U.S. District Court for the District of Nevada by V5 Technologies formerly d/b/a Cobalt Data Centers. Switch, Inc. has been dismissed from the case. The lawsuit alleges, among other things, that Switch, Ltd. monopolized the Las Vegas Metropolitan area of Southern Nevada’s data center colocation market and engaged in unfair business practices leading to the failure of Cobalt Data Centers in 2015 and seeks monetary damages in an amount yet to be disclosed. Discovery closed in February 2020. In January 2021, summary judgment was granted in Switch, Ltd.’s favor dismissing all but four of the claims and a partial motion for summary judgment by Cobalt Data Centers was fully denied. The scope of the alleged damages against Switch, Ltd. was also narrowed. Switch, Ltd. is vigorously defending the remaining claims in the case.
On September 12, 2017, Switch, Ltd. filed a complaint in the Eighth Judicial District of Nevada against the consultant, Stephen Fairfax, and his business, MTechnology Inc. Among other claims, Switch raised allegations of breach of contract and misappropriation of trade secrets. The complaint also alleged that Aligned Data Centers LLC (“Aligned”) hired Mr. Fairfax and MTechnology Inc. to design their data centers; that this consultant had toured Switch under a non-disclosure agreement; and that this consultant breached his confidentiality agreements with
Switch, Inc. | Q1 2021 Form 10-Q | 13

Switch by using Switch’s designs to design the Aligned data centers. Switch, Ltd. is seeking an injunction to prevent the defendants in the lawsuit from infringing Switch, Ltd.’s patents, as well as other remedies. The parties are currently finalizing discovery.
Four substantially similar putative class action complaints, captioned Martz v. Switch, Inc. et al. (filed April 20, 2018); Palkon v. Switch, Inc. et al. (filed April 30, 2018); Chun v. Switch, Inc. et al. (filed May 11, 2018); and Silverberg v. Switch, Inc. et al. (filed June 6, 2018), were filed in the Eighth Judicial District of Nevada, and subsequently consolidated into a single case (the “State Court Securities Action”). Additionally, on June 11, 2018, one putative class action complaint captioned Cai v. Switch, Inc. et al. was filed in the United States District Court for the District of New Jersey (the “Federal Court Securities Action,” and collectively with the State Court Securities Action, the “Securities Actions”) and subsequently transferred to the Eighth Judicial District of Nevada in August 2018 and the federal court appointed Oscar Farach lead plaintiff. These lawsuits were filed against Switch, Inc., certain current and former officers and directors and certain underwriters of Switch, Inc.’s IPO alleging federal securities law violations in connection with the IPO. These lawsuits were brought by purported stockholders of Switch, Inc. seeking to represent a class of stockholders who purchased Class A common stock in or traceable to the IPO, and seek unspecified damages and other relief. With respect to the Federal Court Securities Action, in July 2019, the federal court granted Switch, Inc.’s motion to dismiss in part, which narrowed the scope of the plaintiff’s case. In December 2019, Switch, Inc. filed a motion for judgment on the pleadings, and in July 2020, the federal court entered a judgment in favor of Switch, Inc. With respect to the State Court Securities Action, in February 2021, the court granted Switch, Inc.’s motion to dismiss. The deadline for plaintiffs to appeal has passed, so the Securities Actions have been resolved in Switch, Inc.’s favor.
On September 10, 2018, two purported stockholders of Switch, Inc. filed substantially similar shareholder derivative complaints, respectively captioned Liu v. Roy et al., and Zhao v. Roy et al., in the Eighth Judicial District of Nevada, which were subsequently consolidated into a single case (the “Derivative Shareholder Action”). These lawsuits allege breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement against certain current and former officers and directors of Switch, Inc. The plaintiffs also named Switch, Inc. as a nominal defendant. The complaints arise generally from the same allegations described in the State Court Securities Action and Federal Court Securities Action. The plaintiffs seek unspecified damages on Switch, Inc.’s behalf from the officer and director defendants, certain corporate governance actions, compensatory awards, and other relief. In December 2019, the court granted the parties’ stipulation to stay the Derivative Shareholder Action until the earlier of any of the following events: the Securities Actions are resolved with prejudice as to each defendant or a motion for summary judgment is resolved in the Federal Court Securities Action. The Derivative Shareholder Action remains stayed. Switch, Inc. believes that the Derivative Shareholder Action is without merit and intends to continue to vigorously defend against it.
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
7. Income Taxes
The Company recorded net increases in deferred tax assets of $26.8 million and $16.6 million during the three months ended March 31, 2021 and 2020, respectively, with a corresponding increase to additional paid in capital, resulting from changes in the outside basis difference on Switch, Inc.’s investment in Switch, Ltd. The Company has determined it is more-likely-than-not that it will be able to realize this deferred tax asset in the future.
Tax Receivable Agreement
The Company has recorded a liability under the tax receivable agreement of $311.3 million and $278.9 million as of March 31, 2021 and December 31, 2020, respectively, of which $61.8 million and $56.8 million is owed to certain named executive officers of the Company and members of its Board of Directors as of March 31, 2021 and December 31, 2020, respectively. The tax receivable agreement provides for the payment of 85% of the amount of the tax benefits, if any, that Switch, Inc. is deemed to realize as a result of increases in the tax basis of its ownership in Switch, Ltd. related to exchanges of noncontrolling interest for Class A common stock. No amounts are expected to be paid within the next 12 months.
Switch, Inc. | Q1 2021 Form 10-Q | 14

8. Equity-Based Compensation
Total equity-based compensation recognized on the consolidated statements of comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cost of revenue	$590	$470
Selling, general and administrative expense	6,707	7,054
Total equity-based compensation	$7,297	$7,524

9. Noncontrolling Interest
Ownership
Switch, Inc. owns an economic interest in Switch, Ltd., where “economic interest” means the right to receive any distributions, whether cash, property, or securities of Switch, Ltd., in connection with Common Units. Switch, Inc. presents interest held by noncontrolling interest holders within noncontrolling interest in the consolidated financial statements. During the three months ended March 31, 2021 and 2020, Switch, Inc. issued an aggregate of 7.7 million shares and 4.6 million shares, respectively, of Class A common stock to members in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Switch, Inc.’s Class B common stock. Such retired shares of Class B common stock may not be reissued. The redemptions occurred pursuant to the terms of the Switch operating agreement entered into in connection with the Company’s IPO.
The ownership of the Common Units is summarized as follows:

	March 31, 2021		December 31, 2020
	Units (in thousands)	Ownership %	Units (in thousands)	Ownership %
Switch, Inc.’s ownership of Common Units(1)	127,471	53.1%	118,934	49.8%
Noncontrolling interest holders’ ownership of Common Units(2)	112,719	46.9%	120,045	50.2%
Total Common Units	240,190	100.0%	238,979	100.0%
________________________________________
(1)Common Units held by Switch, Inc. exclude 75,000 Common Units underlying unvested restricted stock awards as of March 31, 2021 and December 31, 2020.
(2)Common Units held by noncontrolling interest holders exclude 1.2 million and 1.6 million unvested Common Unit awards as of March 31, 2021 and December 31, 2020, respectively.
The Company uses the weighted average ownership percentages during the period to calculate the income or loss before income taxes attributable to Switch, Inc. and the noncontrolling interest holders of Switch, Ltd.

Switch, Inc. | Q1 2021 Form 10-Q | 15

10. Net Income (Loss) Per Share
The following table sets forth the calculation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share data)
Net income (loss) per share:
Numerator—basic:
Net income (loss) attributable to Switch, Inc.—basic	$11,641	$(1,216)
Numerator—diluted:
Net income (loss) attributable to Switch, Inc.—diluted	$11,641	$(1,216)
Denominator—basic:
Weighted average shares outstanding—basic	126,641	94,366
Net income (loss) per share—basic	$0.09	$(0.01)
Denominator—diluted:
Weighted average shares outstanding—basic	126,641	94,366
Weighted average effect of dilutive securities:
Stock options	1,471	—
Restricted stock units	904	—
Dividend equivalent units	46	—
Restricted stock awards	48	—
Weighted average shares outstanding—diluted	129,110	94,366
Net income (loss) per share—diluted	$0.09	$(0.01)
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

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Stock options(1)	5,762	9,243
Restricted stock units(1)	12	3,672
Dividend equivalent units(1)	—	29
Restricted stock awards(1)	—	80
Performance-vesting restricted stock units(1)	277	—
Shares of Class B and Class C common stock(2)	113,915	146,410
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
11. Segment Reporting
The Company’s chief operating decision maker is its Chief Executive Officer. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. All of the Company’s assets are maintained in the United States, although the Company holds an equity method investment in an entity with foreign operations. The Company derives almost all of its revenue from sales to customers in the United States, based upon the billing address of the customer. Revenue derived from customers outside the United
Switch, Inc. | Q1 2021 Form 10-Q | 16

States, based upon the billing address of the customer, was less than 2% of revenue for each of the three months ended March 31, 2021 and 2020.
The Company’s revenue is comprised of the following:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Colocation	$107,301	$101,214
Connectivity	21,886	25,191
Other	1,679	1,691
Total revenue	$130,866	$128,096

12. Subsequent Events
In April and May 2021, Switch, Inc. issued an aggregate of 1.6 million and 1.7 million shares, respectively, of Class A common stock to members in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of shares of Class B common stock. Such retired shares of Class B common stock may not be reissued. The redemptions occurred pursuant to the terms of the Switch operating agreement entered into in connection with the Company’s IPO.
In May 2021, Switch, Ltd. entered into an Interest Purchase Agreement (the “Purchase Agreement”) to acquire all of the equity interests of Data Foundry, Inc. (“Data Foundry”) and has also agreed to acquire certain real property interests used in connection with Data Foundry’s operations (the “Real Property Purchase”) in exchange for cash consideration of $420.0 million, subject to customary adjustments at closing for closing working capital and other transaction matters (the “Transaction”). The completion of the Transaction is subject to closing conditions, including, among others, (i) the expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, (ii) the closing of the Real Property Purchase, (iii) certain corporate restructuring of Data Foundry, and (iv) the fulfillment of other customary closing conditions under the Purchase Agreement. The Purchase Agreement may be terminated by either party, under certain circumstances, including if the Transaction is not consummated by July 31, 2021.
In May 2021, Switch, Inc.’s Board of Directors declared a dividend of $0.05 per share of Class A common stock, for a total estimated to be $6.5 million, to be paid on June 4, 2021 to holders of record as of May 25, 2021. Prior to the payment of this dividend, Switch, Ltd. will make a cash distribution to all holders of record of Common Units, including Switch, Inc., of $0.05 per Common Unit, for a total estimated to be $12.1 million.

Switch, Inc. | Q1 2021 Form 10-Q | 17

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related condensed notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. Unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” “Switch” and similar references refer to Switch, Inc., and, unless otherwise stated, all of its subsidiaries, including Switch, Ltd., and, unless otherwise stated, all of its subsidiaries.
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
We presently own and operate four primary campus locations, called Primes, which encompass 12 colocation facilities with an aggregate of up to 4.7 million gross square feet (“GSF”) of space. Our Primes consist of The Core Campus in Las Vegas, Nevada; The Citadel Campus near Reno, Nevada; The Pyramid Campus in Grand Rapids, Michigan; and The Keep Campus in Atlanta, Georgia. In addition to our Primes, we held a 50% ownership interest in SUPERNAP International, S.A. (“SUPERNAP International”), which had deployed facilities in Italy and Thailand, until February 2021, when we acquired SUPERNAP International’s 30% ownership interest in SUPERNAP (Thailand) Company Limited (“SUPERNAP Thailand”), the entity which has deployed the facility in Thailand, and sold our ownership interest in SUPERNAP International, thus disposing of our interest in the facility in Italy. We account for our ownership interest in SUPERNAP Thailand under the equity method of accounting.
In May 2021, we entered into an interest purchase agreement to acquire all the equity interests of Data Foundry, Inc. (“Data Foundry”) and launched our fifth Prime location in Texas. Headquartered in Austin, Texas, and with data centers in Austin and Houston, Data Foundry is strategically located in a rapidly growing technology hub, which offers a highly favorable business environment for both mature enterprises and early-stage growth companies.
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
Factors that May Influence Future Results of Operations
Impact of COVID-19. In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) as a pandemic, which continues to be spread throughout the U.S. and the world. While we have not incurred significant disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the full impact that COVID-19 will have on our results of operations due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the future impact to the business of our customers, partners and vendors, the future impact and functioning of the global financial markets and other factors identified in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. We will continue to evaluate the nature and extent of the impact to our business, consolidated results of operations, and financial condition.
Switch, Inc. | Q1 2021 Form 10-Q | 18

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
Growth and Expansion Activities. Our future revenue growth will depend on our ability to maintain our existing revenue base while expanding and increasing utilization at our existing and developing Prime Campus locations. Our existing Prime Campus locations currently encompass 12 colocation facilities with an aggregate of up to 4.7 million GSF of space and up to 490 megawatts (“MW”) of power. As of March 31, 2021, the utilization rates at these Prime Campuses, based on currently available cabinets, were approximately 91%, 95%, 100%, and 38% at The Core Campus, The Citadel Campus, The Pyramid Campus, and The Keep Campus, respectively. Additionally, each of our existing Primes has room for further expansion. We may be unable to attract customers to our data centers or retain them for a number of reasons, including if we fail to provide competitive pricing terms, provide space that is deemed to be inferior to that of our competitors or are unable to provide services that our existing and potential customers desire.
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
Capital Expenditures. Our growth and expansion initiatives require significant capital. The costs of constructing, developing, operating and maintaining data centers, and growing our operations are substantial. While we strive to match the growth of our facilities to the demand for services, we still must spend significant amounts before we receive any revenue. If we are unable to generate sufficient capital to meet our anticipated capital requirements, our growth could slow and operations could be adversely affected. Our maintenance capital expenditures were $2.1 million for the three months ended March 31, 2021.
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
Switch, Inc. | Q1 2021 Form 10-Q | 19

Key Metrics and Non-GAAP Financial Measures
We monitor the following unaudited key metrics and financial measures, some of which are not calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”) to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions.

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Recurring revenue	$127,977	$120,486
Capital expenditures	$100,424	$80,898
Adjusted EBITDA	$73,442	$61,489
Adjusted EBITDA margin	56.1%	48.0%
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

The following table sets forth a reconciliation of recurring revenue to total revenue:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Recurring revenue	$127,977	$120,486
Non-recurring revenue	2,889	7,610
Revenue	$130,866	$128,096
Capital Expenditures
We define capital expenditures as cash purchases of property and equipment during a particular period. We believe that capital expenditures is a useful metric because it provides information regarding the growth of our technology infrastructure platform and the potential to expand our services and add new customers.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income or loss adjusted for interest expense, interest income, income taxes, depreciation and amortization of property and equipment and for specific and defined supplemental adjustments to exclude (i) non-cash equity-based compensation expense; (ii) equity in net losses of investments; and (iii) certain other items that we believe are not indicative of our core operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue.
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
Switch, Inc. | Q1 2021 Form 10-Q | 20

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
The following table sets forth a reconciliation of our net income (loss) to Adjusted EBITDA:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net income (loss)	$24,394	$(3,489)
Interest expense	8,757	7,435
Interest income(1)	(39)	(33)
Income tax expense (benefit)	2,654	(273)
Depreciation and amortization of property and equipment	38,791	32,518
(Gain) loss on disposal of property and equipment	(193)	60
Equity-based compensation	7,297	7,524
(Gain) loss on interest rate swaps	(3,205)	17,555
Equity in net losses of investments	220	—
Gain on sale of equity method investment	(5,374)	—
Acquisition-related costs(2)	140	—
Shareholder-related litigation expense(2)	—	192
Adjusted EBITDA	$73,442	$61,489
________________________________________
(1)Interest income is included in the “Other” line of other income (expense) in our consolidated statements of comprehensive income (loss).
(2)Acquisition-related costs and shareholder-related litigation expense are included in the “Selling, general and administrative expense” line in our consolidated statements of comprehensive income (loss).
Components of Results of Operations
Revenue
During each of the three months ended March 31, 2021 and 2020, we derived more than 95% of our revenue from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing and leasing of cabinet space and power and (2) connectivity services, which include cross-connects, broadband services and external connectivity. The remainder of our revenue is from non-recurring revenue, which primarily includes installation services related to a customer’s initial deployment. The majority of our revenue contracts are classified as licenses, with the exception of certain contracts that contain lease components. Based on the current growth stage of our business, we expect increases in revenue to be driven primarily by increases in volume, rather than changes in the prices we charge to our customers.
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
Switch, Inc. | Q1 2021 Form 10-Q | 21

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
Gross Profit and Gross Margin
Gross profit, or revenue less cost of revenue, and gross margin, or gross profit as a percentage of revenue, have been and will continue to be affected by various factors, including customer growth, the expansion of our existing data centers or opening of new data centers, and the cost of our utilities, specifically electricity. Our gross margin may fluctuate from period to period depending on the interplay of these factors.
Operating Expenses
Selling, General and Administrative Expense
Selling, general and administrative expense consists primarily of salaries and related expenses, including equity-based compensation, accounting, legal and other professional service fees, real estate and personal property taxes, rental payments related to our corporate office lease, marketing and selling expenses, including sponsorships, commissions paid to partners, travel, depreciation and amortization expense, insurance, and other facility and employee related costs. This expense classification may not be comparable to those of other companies. We expect to incur additional selling, general and administrative expenses as we continue to scale our operations to invest in sales and marketing initiatives to further increase our revenue and support our growth. We also expect to continue to incur general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and those of the New York Stock Exchange, additional insurance expenses, investor relations activities, and other administrative and professional services. Further, we expect to continue to incur general and administrative expenses in the form of equity-based compensation as a result of the continued issuance and vesting of equity awards. As a result, we expect that our selling, general and administrative expense will continue to increase in absolute dollars, but may fluctuate as a percentage of our revenue from period to period.
Other Income (Expense)
Interest Expense
Interest expense consists primarily of interest on our credit facilities and senior unsecured notes and amortization of debt issuance costs and original issue discount, net of amounts capitalized.
Gain (Loss) on Interest Rate Swaps
Gain (loss) on interest rate swaps consists of changes in the fair value of interest rate swaps used to mitigate our exposure to interest rate risk, inclusive of periodic net settlement amounts.
Equity in Net Losses of Investments
Equity in net losses of investments consists of our share of results of operations from our equity method investments, including foreign currency translation adjustments. We held a 50% ownership interest in SUPERNAP International until February 2021, when we acquired SUPERNAP International’s 30% ownership interest in SUPERNAP Thailand and sold our ownership interest in SUPERNAP International. We had discontinued the equity method of accounting for our investment in SUPERNAP International as the carrying value of our investment was reduced to zero as a result of recording our share of its losses. Our interest in SUPERNAP Thailand is accounted for under the equity method of accounting.
Gain on Sale of Equity Method Investment
Gain on sale of equity method investment consists of the gain resulting from the sale of our ownership interest in SUPERNAP International, inclusive of foreign currency translation gains realized.
Other
Other primarily consists of other items that have impacted our results of operations such as interest income on our cash equivalents and gains and losses resulting from other transactions.
Income Taxes
Switch, Ltd. is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, Switch, Ltd. is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Switch, Ltd. is passed through to, and included in the taxable income or loss of, its
Switch, Inc. | Q1 2021 Form 10-Q | 22

members, including us, on a pro rata basis. We are subject to U.S. federal income taxes, in addition to state and local income taxes with respect to our allocable share of any taxable income or loss generated by Switch, Ltd.
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
Results of Operations
The following table sets forth our results of operations:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Consolidated Statements of Income (Loss) Data:
Revenue	$130,866	$128,096
Cost of revenue	71,693	67,029
Gross profit	59,173	61,067
Selling, general and administrative expense	34,998	40,116
Income from operations	24,175	20,951
Other income (expense):
Interest expense, including amortization of debt issuance costs and original issue discount	(8,757)	(7,435)
Gain (loss) on interest rate swaps	3,205	(17,555)
Equity in net losses of investments	(220)	—
Gain on sale of equity method investment	5,374	—
Other	3,271	277
Total other income (expense)	2,873	(24,713)
Income (loss) before income taxes	27,048	(3,762)
Income tax (expense) benefit	(2,654)	273
Net income (loss)	24,394	(3,489)
Less: net income (loss) attributable to noncontrolling interest	12,753	(2,273)
Net income (loss) attributable to Switch, Inc.	$11,641	$(1,216)

Switch, Inc. | Q1 2021 Form 10-Q | 23

The following table sets forth the consolidated statements of income (loss) data presented as a percentage of revenue. Amounts may not sum due to rounding.

	Three Months Ended March 31,
	2021	2020
Consolidated Statements of Income (Loss) Data:
Revenue	100%	100%
Cost of revenue	55	52
Gross profit	45	48
Selling, general and administrative expense	27	31
Income from operations	18	17
Other income (expense):
Interest expense, including amortization of debt issuance costs and original issue discount	(7)	(6)
Gain (loss) on interest rate swaps	2	(14)
Equity in net losses of investments	—	—
Gain on sale of equity method investment	4	—
Other	2	—
Total other income (expense)	2	(19)
Income (loss) before income taxes	21	(2)
Income tax (expense) benefit	(2)	—
Net income (loss)	19	(2)
Less: net income (loss) attributable to noncontrolling interest	10	(1)
Net income (loss) attributable to Switch, Inc.	9%	(1)%
Comparison of the Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Colocation	$107,301	$101,214	$6,087	6%
Connectivity	21,886	25,191	(3,305)	(13)%
Other	1,679	1,691	(12)	(1)%
Revenue	$130,866	$128,096	$2,770	2%
Revenue increased by $2.8 million, or 2%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was primarily attributable to an increase of $6.1 million in colocation revenue. Of the overall increase, 11% was attributable to revenue from new customers initiating service after March 31, 2020, and the remaining 89% was attributable to increased revenue from existing customers. This increase was partially offset by a decrease in connectivity revenue, primarily due to a decrease of $4.0 million in non-recurring sales-type lease revenue. Our revenue churn rate, which we define as the reduction in recurring revenue attributable to customer terminations or non-renewal of expired contracts, divided by revenue at the beginning of the period, was 0.1% and 0.4% during the three months ended March 31, 2021 and 2020, respectively.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$71,693	$67,029	$4,664	7%
Gross margin	45.2%	47.7%
Switch, Inc. | Q1 2021 Form 10-Q | 24

Cost of revenue increased by $4.7 million, or 7%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was primarily attributable to increases of $6.5 million in depreciation and amortization expense due to additional property and equipment being placed into service and $1.5 million in facilities costs due to increased utility rates. This was partially offset by a decrease of $3.3 million in connectivity costs, $2.7 million of which was due to a decrease in costs related to sales-type lease transactions. Accordingly, gross margin decreased by 250 basis points for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.
Selling, General and Administrative Expense

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Selling, general and administrative expense	$34,998	$40,116	$(5,118)	(13)%
Selling, general and administrative expense decreased by $5.1 million, or 13%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The decrease was primarily attributable to a decrease of $4.7 million in accounting, legal, and other professional service fees.
Other Income (Expense)

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(8,757)	$(7,435)	$(1,322)	18%
Gain (loss) on interest rate swaps	3,205	(17,555)	20,760	(118)%
Equity in net losses of investments	(220)	—	(220)	NM
Gain on sale of equity method investment	5,374	—	5,374	NM
Other	3,271	277	2,994	1,081%
Total other income (expense)	$2,873	$(24,713)	$27,586	(112)%
________________________________________
NM - Not meaningful
Interest Expense
Interest expense increased by $1.3 million, or 18%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase was primarily due to an increase in our weighted average debt outstanding from our senior unsecured notes and a $0.5 million decrease in capitalized interest during the three months ended March 31, 2021. This was partially offset by a decrease in our weighted average interest rate from 3.72% during the three months ended March 31, 2020 to 3.20% during the three months ended March 31, 2021.
Gain (Loss) on Interest Rate Swaps
Gain on interest rate swaps was $3.2 million for the three months ended March 31, 2021, compared to a loss on interest rate swaps of $17.6 million for the three months ended March 31, 2020. The change was primarily driven by changes in the fair value of interest rate swaps largely from the fluctuation in market interest rates.
Other
Other increased by $3.0 million for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to non-recurring license fee income of $2.8 million recorded pursuant to a technology license agreement.

Switch, Inc. | Q1 2021 Form 10-Q | 25

Income Tax (Expense) Benefit

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Income tax (expense) benefit	$(2,654)	$273	$(2,927)	(1,072)%
During the three months ended March 31, 2021, we incurred $2.7 million of income tax expense, compared to $0.3 million of income tax benefit during the three months ended March 31, 2020. Income tax (expense) benefit is driven by our allocable share of Switch, Ltd.’s income (loss) before income taxes.
Net Income (Loss) Attributable to Noncontrolling Interest

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Net income (loss) attributable to noncontrolling interest	$12,753	$(2,273)	$15,026	(661)%
Net income attributable to noncontrolling interest was $12.8 million for the three months ended March 31, 2021, compared to net loss attributable to noncontrolling interest of $2.3 million for the three months ended March 31, 2020. The change was the result of an increase in net income during the three months ended March 31, 2021, partially offset by a decrease in ownership by noncontrolling interest holders.
Liquidity and Capital Resources
Switch, Inc. is a holding company and has no material assets other than its ownership of awards of common membership interests in Switch, Ltd. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of Switch, Ltd. and its subsidiaries and any distributions we receive from Switch, Ltd. The terms of the amended and restated credit agreement and the indenture governing our senior unsecured notes limit the ability of Switch, Ltd., among other things, to incur additional debt, incur additional liens, encumbrances or contingent liabilities, and pay distributions or make certain other restricted payments.
As of March 31, 2021, we had $38.9 million in cash and cash equivalents. As of March 31, 2021, our total indebtedness was approximately $1.06 billion (excluding debt issuance costs and original issue discount) consisting of (i) $600.0 million principal from our senior unsecured notes, (ii) $400.0 million principal from our term loan facility, and (iii) $57.5 million from our finance lease liabilities. As of March 31, 2021, we had access to $500.0 million in additional liquidity from our revolving credit facility. In May 2021, we entered into an interest purchase agreement to acquire all the equity interests of Data Foundry and we also agreed to acquire certain real property interests used in connection with Data Foundry’s operations in exchange for cash consideration of $420.0 million, subject to customary adjustments at closing for closing working capital and other transaction matters (the “Transaction”). The Transaction will be funded through a combination of cash on hand, borrowings under our revolving credit facility, or new debt securities. For the year ending December 31, 2021, we expect to incur $330 million to $370 million in capital expenditures for development and construction projects related to our expansion (excluding acquisitions of land); however, the exact amount will depend on a number of factors. We believe we have sufficient cash and access to liquidity, coupled with anticipated cash generated from operating activities, to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including the Transaction and completion of our development projects. We also believe that our financial resources will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. The challenges posed by COVID-19 on our business are expected to evolve. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19.
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

Switch, Inc. | Q1 2021 Form 10-Q | 26

Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$64,497	$62,558
Net cash used in investing activities	(99,224)	(81,499)
Net cash (used in) provided by financing activities	(17,110)	58,931
Net (decrease) increase in cash and cash equivalents	$(51,837)	$39,990
Cash Flows from Operating Activities
Cash from operating activities is primarily generated from operating income from our colocation and connectivity services.
Net cash provided by operating activities for the three months ended March 31, 2021 was $64.5 million, compared to $62.6 million for the three months ended March 31, 2020. The increase of $1.9 million was primarily due to non-recurring license fee income of $2.8 million recorded pursuant to a technology license agreement and increased operations in our expanded data center facilities, partially offset by changes in our working capital accounts.
Cash Flows from Investing Activities
During the three months ended March 31, 2021, net cash used in investing activities was $99.2 million, primarily consisting of capital expenditures of $100.4 million related to the expansion of our data center facilities.
During the three months ended March 31, 2020, net cash used in investing activities was $81.5 million, primarily consisting of capital expenditures of $80.9 million related to the expansion of our data center facilities.
Cash Flows from Financing Activities
During the three months ended March 31, 2021, net cash used in financing activities was $17.1 million, primarily consisting of dividends paid of $6.4 million, distributions paid to noncontrolling interest of $5.8 million, and payments of tax withholdings upon settlement of restricted stock unit awards of $5.8 million.
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
As of March 31, 2021, we had $500.0 million of availability under the revolving credit facility and $400.0 million outstanding under the term loan facility (excluding debt issuance costs), effectively fixed at 4.73% pursuant to interest rate swap agreements entered into in January and February 2019.
The Amended Credit Agreement contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations, subject to specified exceptions and baskets, on incurring additional debt, incurring additional liens, encumbrances or contingent liabilities, making investments in other persons or property, selling or disposing of our assets, merging with or acquiring other companies, liquidating or dissolving ourselves or any of the subsidiary guarantors, engaging in any business that is not otherwise a related line of business, engaging in certain transactions with affiliates, paying dividends or making certain other restricted payments, and making loans, advances or guarantees. The terms of the Amended Credit Agreement also require compliance with the
Switch, Inc. | Q1 2021 Form 10-Q | 27

consolidated secured leverage ratio (as defined in the Amended Credit Agreement) of 4.00 to 1.00 for each fiscal quarter. We were in compliance with this and our other covenants under the Amended Credit Agreement as of March 31, 2021.
Senior Unsecured Notes Due 2028
On September 17, 2020, we issued $600.0 million aggregate principal amount of our 3.75% senior unsecured notes due 2028. The notes bear interest at the rate of 3.75% per annum and mature on September 15, 2028. Interest on the notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year, beginning on March 15, 2021.
The indenture to the notes contain covenants that, subject to exceptions and qualifications, among other things, limit our ability to incur additional indebtedness and guarantee indebtedness, pay dividends or make other distributions or repurchase or redeem our capital stock, prepay, redeem or repurchase certain indebtedness, issue certain preferred stock or similar equity securities, make loans and investments, dispose of assets, incur liens, enter into transactions with affiliates, enter into agreements restricting our ability to pay dividends, and consolidate, merge or sell all or substantially all of our assets. We were in compliance with all our covenants under the indenture to the notes as of March 31, 2021.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements for any of the periods presented.

Contractual Obligations
Outside of any routine transactions made in the ordinary course of business, there have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain word such as “may,” “will,” “expects,” “plans,” “anticipates,” “could,” “intends,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about:

•our goals and strategies;
•our expansion plans, including timing for such plans;
•our expectation regarding the closing of the transaction with Data Foundry and related purchase of certain real property from affiliates thereof;
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
Switch, Inc. | Q1 2021 Form 10-Q | 28

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
•our expectations regarding the recognition of our remaining performance obligations in future periods;
•our expectations regarding our interest rate swaps;
•our expectations regarding our ability to realize deferred tax assets;
•our expectations regarding the reissuance of retired shares of Class B common stock.

We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements in this Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. Such risks and uncertainties include, among others, those discussed in Part I, Item 1A—Risk Factors and throughout Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of our Annual Report on Form 10-K for the year ended December 31, 2020, and in Part II, Item 1A—Risk Factors of this Form 10-Q. In addition, you should consult other disclosures made by us (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by us. You should read this Form 10-Q, and the documents that we reference in this Form 10-Q and have filed with the SEC, and our Annual Report on Form 10-K for the year ended December 31, 2020, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
Switch, Inc. | Q1 2021 Form 10-Q | 29

Item 3.Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to financial market risks, primarily in interest rates related to our debt obligations.
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. As of March 31, 2021, our only borrowings subject to variable interest rates are under our credit agreement and bear interest at a margin above LIBOR or base rate (each as defined in the amended and restated credit agreement) as selected by us. In January and February 2019, we entered into four interest rate swap agreements; whereby, we pay a weighted average fixed interest rate (excluding the applicable interest margin) of 2.48% on notional amounts corresponding to borrowings of $400.0 million in exchange for receipts on the same notional amount at a variable interest rate based on the applicable LIBOR at the time of payment. The interest rate swap agreements mature in June 2024. As of March 31, 2021, we had $400.0 million of borrowings outstanding under our credit agreement, all of which were effectively hedged by our interest rate swap agreements, thereby resulting in no interest rate risk exposure.
Item 4.Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2021, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, or the “Exchange Act”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Switch, Inc. | Q1 2021 Form 10-Q | 30

Part II.Other Information
Item 1.Legal Proceedings.
The information set forth in Note 6 “Commitments and Contingencies—Legal Proceedings” to our consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated by reference herein.
Item 1A.Risk Factors.
Except as provided below, there have been no material changes with respect to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
Our business could be adversely affected due to risks related to our acquisitions and the subsequent integration of the acquired businesses.
We may seek to make strategic acquisitions to further expand our business. We cannot be certain that we will be able to identify, consummate and successfully integrate acquisitions, and no assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. Transactions that we consummate would involve risks and uncertainties to us, including mispricing the inherent value of the acquired entity, as well as potential difficulties integrating people, systems and customers.
In May 2021, we entered into an Interest Purchase Agreement to acquire all of the equity interests of Data Foundry, Inc. (“Data Foundry”) and have also agreed to acquire certain real property interests used in connection with Data Foundry’s operations in exchange for cash consideration of $420.0 million, subject to customary adjustments at closing for closing working capital and other transaction matters (the “Transaction”). The completion of the Transaction is subject to closing conditions. The Purchase Agreement may be terminated by either party, under certain circumstances, including if the Transaction is not consummated by July 31, 2021. While we expect to complete the Transaction by mid-2021, there can be no guarantee that the Transaction will close when expected, or at all. If consummated, the Transaction subjects us to a number of risks, uncertainties, and potential costs. These include:
•the disruption of our operations or the operations of Data Foundry;
•the loss of customers or key employees;
•the absence of expected benefits or results for us, Data Foundry or our customers as a result of the Transaction;
•undisclosed liabilities that could be material or become subject to litigation;
•an adverse effect on our ability to manage our business due to the diversion of our management’s attention and any difficulties encountered in any integration process;
•unanticipated integration and restructuring costs; and
•less cash availability for other purposes, including for use in acquisitions or the development of other technologies or products.
Any of these risks, whether with respect to the current or any future acquisitions, could have a material and adverse effect on our ability to manage our business, our financial condition and our results of operations.

Switch, Inc. | Q1 2021 Form 10-Q | 31

Item 6.Exhibits.

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Articles of Incorporation of Switch, Inc.	8-K	3.1	10/11/2017
3.2		Amended and Restated Bylaws of Switch, Inc.	10-K	3.2	3/1/2021
10.1	†	Form of Performance-Vesting Restricted Stock Unit Agreement under Switch, Inc. 2017 Incentive Award Plan	8-K	10.1	3/5/2021
10.2	*	First Amendment to Lease, dated March 19, 2021, by and between Switch, Ltd. and Beltway Business Park Warehouse No. 1, LLC.
31.1	*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statements
104	*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________________________________________
*    Filed herewith.
#    Furnished herewith.
†    Indicates a management contract or compensatory plan or arrangement.
Switch, Inc. | Q1 2021 Form 10-Q | 32

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Switch, Inc. (Registrant)

Date:	May 10, 2021	/s/ Gabe Nacht
Gabe Nacht Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)