Form 10-Q
period 2021-06-30
Switch, Inc.
filed 2021-08-09
CIK 1710583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 5, 2021, the registrant had 137,297,705 shares of Class A common stock, 104,415,252 shares of Class B common stock, and no shares of Class C common stock outstanding.

Switch, Inc.

Part I.Financial Information.
Item 1.Financial Statements (Unaudited).

Switch, Inc. | Q2 2021 Form 10-Q | 1

Switch, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,816	$90,719
Restricted cash	3,968	—
Accounts receivable, net of allowance for credit losses of $813 and $792, respectively	31,897	21,723
Prepaid expenses	7,438	8,171
Other current assets, net of allowance for credit losses of $3 and $0, respectively	2,564	2,235
Total current assets	130,683	122,848
Property and equipment, net	2,059,944	1,737,415
Long-term deposit	6,652	2,626
Deferred income taxes	236,079	203,201
Intangible assets, net	128,446	2,423
Goodwill	108,741	—
Other assets, net of allowance for credit losses of $95 and $87, respectively	56,207	45,943
TOTAL ASSETS	$2,726,752	$2,114,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,714	$14,588
Accrued salaries and benefits	9,523	4,884
Accrued interest	8,661	7,132
Accrued expenses and other	18,991	9,686
Accrued construction payables	44,318	27,162
Deferred revenue, current portion	14,273	14,870
Customer deposits	15,744	12,348
Swap liability, current portion	11,504	9,418
Operating lease liability, current portion	4,330	3,512
Total current liabilities	158,058	103,600
Long-term debt, net	1,487,338	991,213
Operating lease liability	34,001	25,536
Finance lease liability	57,443	57,516
Deferred revenue	25,880	23,862
Liabilities under tax receivable agreement	326,315	278,865
Other long-term liabilities	15,391	22,897
TOTAL LIABILITIES	2,104,426	1,503,489
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value per share, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value per share, 750,000 shares authorized, 131,090 and 119,009 shares issued and outstanding, respectively	131	119
Class B common stock, $0.001 par value per share, 300,000 shares authorized, 110,638 and 121,640 shares issued and outstanding, respectively	111	122
Class C common stock, $0.001 par value per share, 75,000 shares authorized, none issued and outstanding	—	—
Additional paid in capital	295,785	266,129
Retained earnings	2,733	9
Accumulated other comprehensive income	18	79
Total Switch, Inc. stockholders’ equity	298,778	266,458
Noncontrolling interest	323,548	344,509
TOTAL STOCKHOLDERS’ EQUITY	622,326	610,967
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,726,752	$2,114,456

The accompanying condensed notes are an integral part of these consolidated financial statements.
Switch, Inc. | Q2 2021 Form 10-Q | 2

Switch, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$141,690	$126,917	$272,556	$255,013
Cost of revenue	76,994	68,198	148,687	135,227
Gross profit	64,696	58,719	123,869	119,786
Selling, general and administrative expense	39,875	33,438	74,873	73,554
Income from operations	24,821	25,281	48,996	46,232
Other income (expense):
Interest expense, including $620, $409, $1,203, and $818, respectively, in amortization of debt issuance costs and original issue discount	(10,198)	(6,693)	(18,955)	(14,128)
(Loss) gain on swaps	(2,970)	(4,143)	235	(21,698)
Equity in net losses of investments	(379)	—	(599)	—
Gain on sale of equity method investment	—	—	5,374	—
Other	321	271	3,592	548
Total other expense	(13,226)	(10,565)	(10,353)	(35,278)
Income before income taxes	11,595	14,716	38,643	10,954
Income tax expense	(1,911)	(1,380)	(4,565)	(1,107)
Net income	9,684	13,336	34,078	9,847
Less: net income attributable to noncontrolling interest	5,323	8,239	18,076	5,966
Net income attributable to Switch, Inc.	$4,361	$5,097	$16,002	$3,881

Net income per share (Note 11):
Basic	$0.03	$0.05	$0.12	$0.04
Diluted	$0.03	$0.05	$0.12	$0.03

Weighted average shares used in computing net income per share (Note 11):
Basic	130,163	104,987	128,412	99,676
Diluted	245,527	243,916	131,660	243,622

Other comprehensive income:
Foreign currency translation adjustment, net of reclassification adjustment and tax of $0	—	—	(474)	—
Comprehensive income	9,684	13,336	33,604	9,847
Less: comprehensive income attributable to noncontrolling interest	5,323	8,239	17,663	5,966
Comprehensive income attributable to Switch, Inc.	$4,361	$5,097	$15,941	$3,881

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q2 2021 Form 10-Q | 3

Switch, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balance—December 31, 2020	119,009	$119	121,640	$122	$266,129	$9	$79	$344,509	$610,967
Net income	—	—	—	—	—	11,641	—	12,753	24,394
Equity-based compensation expense	—	—	—	—	6,359	—	—	938	7,297
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	812	1	—	—	(5,622)	—	—	147	(5,474)
Dividends declared ($0.05 per share)	—	—	—	—	—	(6,562)	—	—	(6,562)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,696)	(5,696)
Exchanges of noncontrolling interest for Class A common stock	7,725	8	(7,725)	(8)	22,364	—	—	(22,364)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	(32,477)	—	—	—	(32,477)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	26,752	—	—	—	26,752
Foreign currency translation adjustment	—	—	—	—	—	—	(61)	(413)	(474)
Balance—March 31, 2021	127,546	128	113,915	114	283,505	5,088	18	329,874	618,727
Net income	—	—	—	—	—	4,361	—	5,323	9,684
Equity-based compensation expense	—	—	—	—	6,906	—	—	622	7,528
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	21	—	—	—	(777)	—	—	624	(153)
Issuance of Class A common stock upon exercise of stock options	181	—	—	—	1,232	—	—	1,838	3,070
Issuance of restricted stock awards	65	—	—	—	—	—	—	—	—
Dividends declared ($0.05 per share)	—	—	—	—	—	(6,716)	—	—	(6,716)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,532)	(5,532)
Exchanges of noncontrolling interest for Class A common stock	3,277	3	(3,277)	(3)	9,201	—	—	(9,201)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	(14,973)	—	—	—	(14,973)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	10,691	—	—	—	10,691
Balance—June 30, 2021	131,090	$131	110,638	$111	$295,785	$2,733	$18	$323,548	$622,326

Switch, Inc. | Q2 2021 Form 10-Q | 4

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
Switch, Inc. | Q2 2021 Form 10-Q | 5

Switch, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,078	$9,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	80,076	68,531
Amortization of customer relationships	417	—
Loss on disposal of property and equipment	179	98
Deferred income taxes	4,565	1,107
Amortization of debt issuance costs and original issue discount	1,203	818
Credit loss (benefit) expense	(19)	313
Unrealized (gain) loss on swaps	(4,999)	18,896
Equity in net losses on investments	599	—
Gain on sale of equity method investment	(5,374)	—
Equity-based compensation	14,825	15,034
Amortization of portfolio energy credits	—	765
Cost of revenue for sales-type leases	150	3,436
Changes in operating assets and liabilities:
Accounts receivable	(6,466)	4,034
Prepaid expenses	2,814	3,055
Other current assets	(332)	622
Other assets	(1,197)	1,159
Accounts payable	4,434	64
Accrued salaries and benefits	4,078	3,374
Accrued interest	1,529	34
Accrued expenses and other	1,242	(1,337)
Deferred revenue	1,421	(6,399)
Customer deposits	949	825
Operating lease liabilities	(2,104)	(2,581)
Other long-term liabilities	(246)	(204)
Net cash provided by operating activities	131,822	121,491
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business, net of cash acquired	(409,094)	—
Acquisition of property and equipment	(195,786)	(166,452)
Purchase of portfolio energy credits	(1,756)	(901)
Purchase of equity method investment	(2,200)	—
Proceeds from sale of equity method investment	4,900	—
Proceeds from sale of property and equipment	2,033	2
Net cash used in investing activities	(601,903)	(167,351)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	520,000	90,000
Repayment of borrowings, including finance lease liabilities	(20,075)	(3,193)
Payment of debt issuance costs and original issue discount	(4,158)	—
Change in long-term deposit	(385)	1,618
Payment of tax withholdings upon settlement of restricted stock unit awards	(5,942)	(4,166)
Proceeds from exercise of stock options	3,070	2,876
Repurchase of common units	—	(20,000)
Dividends paid to Class A common stockholders	(12,923)	(5,930)
Distributions paid to noncontrolling interest	(11,441)	(8,336)
Net cash provided by financing activities	468,146	52,869
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,935)	7,009
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	90,719	24,721
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$88,784	$31,730

Switch, Inc. | Q2 2021 Form 10-Q | 6

Switch, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$16,419	$13,432
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Increase (decrease) in liabilities incurred to acquire property and equipment	$24,897	$(15,765)
Increase (decrease) in accrued construction payables incurred related to long-term deposit	$2,560	$(869)
Increase in liabilities incurred related to deferred debt issuance costs	$544	$—
Increase in liabilities related to remaining purchase price for the acquisition of a business	$6,507	$—
Decrease in noncontrolling interest as a result of exchanges for Class A common stock	$(31,565)	$(45,243)
Recognition of liabilities under tax receivable agreement	$47,450	$72,009
Increase in deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	$37,443	$61,004
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,839	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$138
Decrease in distributions payable on unvested common units	$(213)	$(98)
Increase in dividends payable on unvested restricted stock units	$355	$206
Dividends payable settled with shares of Class A common stock	$315	$134
Increase in property and equipment related to transfer from long-term deposit	$—	$244
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$84,816	$31,730
Restricted cash	3,968	—
Total cash, cash equivalents, and restricted cash	$88,784	$31,730

The accompanying condensed notes are an integral part of these consolidated financial statements.
Switch, Inc. | Q2 2021 Form 10-Q | 7

Switch, Inc.
Condensed Notes to Consolidated Financial Statements
(unaudited)

Switch, Inc. | Q2 2021 Form 10-Q | 8

1. Organization
Switch, Inc. was formed as a Nevada corporation in June 2017 for the purpose of completing an initial public offering (“IPO”) and related organizational transactions in order to carry on the business of Switch, Ltd. and its subsidiaries (collectively, “Switch,” and together with Switch, Inc., the “Company”). Switch is comprised of limited liability companies that provide colocation space and related services to global enterprises, financial companies, government agencies, and others that conduct critical business on the internet. Switch develops and operates data centers in Nevada, which are Tier IV Gold certified, Michigan, and Georgia, delivering redundant services with low latency and super capacity transport environments. In June 2021, Switch, Ltd. acquired all of the equity interests of Data Foundry, LLC (“Data Foundry”) and certain real property interests used in connection with Data Foundry’s operations, including operating data centers in Texas. As the manager of Switch, Ltd., Switch, Inc. operates and controls all of the business and affairs of Switch.
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
On June 7, 2021, Switch, Ltd. acquired all of the equity interests of Data Foundry and certain real property interests used in connection with Data Foundry’s operations. The Company has included the results of operations for Data Foundry in the consolidated financial statements from the date of acquisition. See Note 3 “Acquisition” for additional information.
Management believes that the accompanying consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of these consolidated financial statements. The consolidated results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other future annual or interim period.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for credit losses, useful lives of property and equipment, deferred income taxes, liabilities under the tax receivable agreement, equity-based compensation, deferred revenue, incremental borrowing rate, fair value of performance obligations, fair value of assets acquired and liabilities assumed in business combinations, and probability assessments of exercising renewal options on leases. The Company bases
Switch, Inc. | Q2 2021 Form 10-Q | 9

its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ from these estimates.
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2020. No other changes to significant accounting policies have occurred since December 31, 2020, with the exception of those detailed below.
Restricted Cash
Restricted cash as of June 30, 2021 was comprised of amounts in escrow related to the acquisition of Data Foundry totaling $4.0 million. There was no restricted cash as of December 31, 2020. Restricted cash is classified based on the expiry of the restrictions.
Concentration of Credit and Other Risks
Although the Company operates primarily in Nevada, realization of its receivables and its future operations and cash flows could be affected by adverse economic conditions, both regionally and elsewhere in the United States. During the three months ended June 30, 2021 and 2020, the Company’s largest customer and its affiliates comprised 15% and 13%, respectively, of the Company’s revenue. During the six months ended June 30, 2021, the Company’s largest customer and its affiliates comprised 15% and 14%, respectively, of the Company’s revenue. Two customers, one of which was the Company’s largest customer and its affiliates, accounted for 10% or more of total receivables, including net investments in sales-type leases, as of June 30, 2021. The Company’s largest customer and its affiliates accounted for 10% or more of total receivables, including net investments in sales-type leases, as of December 31, 2020.
Intangible Assets
Intangible assets, net consist of acquired customer relationships, portfolio energy credits, and other. Acquired customer relationships are amortized to selling, general and administrative expense on the consolidated statement of comprehensive income over the anticipated life of the relationships on a straight-line basis. Estimated future amortization of acquired customer relationships as of June 30, 2021 is $3.2 million for the year ending December 31, 2021 and $6.3 million for each of the years ending December 31, 2022, 2023, 2024, and 2025. See Note 3 “Acquisition” for more information. Portfolio energy credits are recorded at their cost when purchased and amortized to cost of revenue on the consolidated statements of comprehensive income when utilized in operations. Other intangible assets consist of indefinite-lived domain names and internet protocol addresses recorded at their cost when purchased. Accumulated amortization of intangible assets was $7.1 million and $6.7 million as of June 30, 2021 and December 31, 2020, respectively.
Goodwill
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Goodwill is reviewed at least annually for impairment. To evaluate goodwill impairment, the Company performs a qualitative assessment to determine if it is more likely than not that the fair value of its reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, the Company then proceeds to test goodwill for impairment, including comparing the fair value of its reporting unit to its carrying value, including attributable goodwill. Fair value for the reporting unit is determined using the cost approach, income approach, or market approach incorporating market participant considerations and assumptions on revenue growth rates, operating margins, discount rates and expected capital expenditures. Fair value determinations may include both internal and third-party valuations.
Foreign Currency Translation
During the six months ended June 30, 2021, foreign currency translation gains of $0.1 million and $0.4 million related to the sale of the Company’s ownership interest in SUPERNAP International, S.A. (“SUPERNAP International”) were reclassified from accumulated other comprehensive income and noncontrolling interest, respectively, to net income. These amounts are included within gain on sale of equity method investment on the consolidated statement of comprehensive income. See Note 5 “Equity Method Investments” for more information.

Switch, Inc. | Q2 2021 Form 10-Q | 10

Revenue Recognition
Contract Balances
The opening and closing balances of the Company’s contract assets, net of allowance for credit losses, and deferred revenue are as follows:

	Contract Assets, Current Portion(1)	Contract Assets(2)	Deferred Revenue, Current Portion(3)	Deferred Revenue(4)
	(in thousands)
December 31, 2020	$—	$3,997	$14,870	$23,862
June 30, 2021	187	4,183	14,273	25,880
Change	$187	$186	$(597)	$2,018
________________________________________
(1)Amounts are included within other current assets on the Company’s consolidated balance sheets.
(2)Amounts are included within other assets on the Company’s consolidated balance sheets.
(3)Amounts include $1.2 million and $1.7 million of deferred revenue related to leases as of June 30, 2021 and December 31, 2020, respectively.
(4)Amounts include $3.1 million and $2.7 million of deferred revenue related to leases as of June 30, 2021 and December 31, 2020, respectively.
The differences between the opening and closing balances of the Company’s deferred revenue primarily result from timing differences between the Company’s satisfaction of performance obligations and the associated customer payments. Revenue recognized from the balance of deferred revenue as of December 31, 2020 was $2.0 million and $4.7 million during the three and six months ended June 30, 2021, respectively. For the three and six months ended June 30, 2021, no impairment losses related to contract assets were recognized on the consolidated statements of comprehensive income.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized in future periods. These amounts totaled $799.8 million as of June 30, 2021, 43%, 51%, and 6% of which is expected to be recognized over the next year, one to three years, and three to five years, respectively, with the remainder recognized thereafter. The remaining performance obligations do not include estimates of variable consideration related to unsatisfied performance obligations, such as the usage of metered power, or any contracts that could be terminated without significant penalties.
Fair Value Measurements
Information about the Company’s financial assets and liabilities measured at fair value on a recurring basis is presented below:

		June 30, 2021
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Assets:
Cash equivalents	Cash and cash equivalents	$49,214	$49,214	$—	$—
Liabilities:
Power swaps	Swap liability, current portion	$2,159	$—	$2,159	$—
Interest rate swaps	Swap liability, current portion	$9,345	$—	$9,345	$—
Interest rate swaps	Other long-term liabilities	$13,438	$—	$13,438	$—
Switch, Inc. | Q2 2021 Form 10-Q | 11

		December 31, 2020
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Assets:
Cash equivalents	Cash and cash equivalents	$60,664	$60,664	$—	$—
Liabilities:
Interest rate swaps	Swap liability, current portion	$9,418	$—	$9,418	$—
Interest rate swaps	Other long-term liabilities	$20,523	$—	$20,523	$—
There were no transfers between levels of fair value hierarchy during the periods presented.
The fair values of power swaps and interest rate swaps were measured using a present value of cash flow valuation technique based on forward pricing and yield curves for the same or similar financial instruments.
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
The Company enters into interest rate swap agreements to manage its interest rate risk associated with variable-rate borrowings. In January and February 2019, Switch, Ltd. entered into four interest rate swap agreements; whereby, Switch, Ltd. will pay a weighted average fixed interest rate (excluding the applicable interest margin) of 2.48% on notional amounts corresponding to borrowings of $400.0 million in exchange for receipts on the same notional amount at a variable interest rate based on the applicable LIBOR at the time of payment. The interest rate swap agreements mature in June 2024 and are not designated as hedging instruments. Resulting gains and losses from these derivatives, inclusive of periodic net settlement amounts, were recorded in (loss) gain on swaps on the consolidated statements of comprehensive income. The Company recorded losses on interest rate swaps of $0.8 million and $4.1 million for the three months ended June 30, 2021 and 2020, respectively. The Company recorded a gain on interest rate swaps of $2.4 million for the six months ended June 30, 2021 and a loss on interest rate swaps of $21.7 million for the six months ended June 30, 2020.
The Company enters into power swap agreements to manage its exposure to adverse changes in the price of power. In June 2021, a wholly-owned subsidiary of Switch, Ltd. entered into four power swap agreements comprising of power paid at fixed prices in exchange for receipts on power sales based on the variable prices at the time of settlement. The power swap agreements mature in August 2021 and are not designated as hedging instruments. Resulting gains and losses from these derivatives, inclusive of periodic net settlement amounts, were recorded in (loss) gain on swaps on the consolidated statements of comprehensive income. The Company recorded a loss on power swaps of $2.2 million for the three and six months ended June 30, 2021.
Recent Accounting Pronouncements
ASU 2021-05–Leases
In July 2021, the Financial Accounting Standards Board issued Accounting Standards Update 2021-05, Leases (Topic 842)–Lessors–Certain Leases with Variable Payments (“ASU 2021-05”). The amendments in this update modify the lease classification requirements for lessors such that any variable lease payments that do not depend on a reference index or a rate would be included in the initial lease measurement if (i) the lease would be classified
Switch, Inc. | Q2 2021 Form 10-Q | 12

as a sales-type lease or a direct financing lease and (ii) the lessor would have otherwise recognized a day-one loss. The amendments are effective immediately for entities that have already adopted Topic 842. The Company elected to adopt this guidance prospectively as of June 30, 2021. The adoption of this guidance did not materially impact the Company’s consolidated financial statements.
Reclassifications
Certain amounts in the accompanying consolidated balance sheet as of December 31, 2020 and the consolidated statement of cash flows for the six months ended June 30, 2020 have been reclassified to be consistent with the current period presentation. These reclassifications were to (i) separately present intangible assets, net from other assets on the consolidated balance sheet and (ii) separately present the change in accrued interest from the change in accrued expenses and other on the consolidated statement of cash flows. The reclassifications had no impact on the Company’s financial condition, results of operations, or net cash flows.
3. Acquisition
On June 7, 2021, Switch, Ltd. acquired all of the equity interests of Data Foundry and certain real property interests used in connection with Data Foundry’s operations for an estimated total cash consideration of $415.6 million, which includes an estimated $6.5 million to be paid over the next 12 months upon the finalization of certain closing conditions, and net of cash, cash equivalents, and restricted cash acquired of $4.6 million. Switch, Ltd. funded this acquisition by issuing $500.0 million aggregate principal amount of its 4.125% senior unsecured notes due 2029 (see Note 6 “Long-Term Debt” for additional information). Data Foundry is a carrier-neutral provider of colocation space and related services with data centers in Austin and Houston, Texas. The acquisition is expected to complement and diversify the Company’s existing geographic footprint and revenue exposure by providing future expansion opportunities in Texas. The Company accounted for this acquisition as a business combination.
Acquisition-related costs of $4.3 million and $4.4 million were recorded within selling, general and administrative expense on the consolidated statements of comprehensive income for the three and six months ended June 30, 2021, respectively.
The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of fair value at the acquisition date is as follows (in thousands):

Cash and cash equivalents	$4,486
Restricted cash	78
Accounts receivable	1,461
Prepaid expenses	2,080
Property and equipment	185,842
Operating lease right-of-use assets(1)	4,405
Goodwill	108,741
Customer relationships(2)	125,000
Other assets	10
Total assets acquired	$432,103

Accounts payable	$(1,437)
Accrued salaries and benefits	(561)
Accrued expenses and other	(1,532)
Accrued construction payables	(1,558)
Customer deposits	(2,447)
Operating lease liability, current portion	(261)
Operating lease liability	(4,144)
Total liabilities assumed	$(11,940)
Net assets acquired	$420,163
________________________________________
(1)Included within other assets on the consolidated balance sheet.
(2)Included within intangible assets, net on the consolidated balance sheet with an amortization period of 20 years.

Switch, Inc. | Q2 2021 Form 10-Q | 13

Estimated fair value of property and equipment acquired consists of the following at the acquisition date (in thousands):

Land and land improvements	$21,247
Buildings, building improvements, and leasehold improvements	74,596
Data center equipment	82,320
Core network equipment	36
Computer equipment, furniture and fixtures	2,642
Finance lease right-of-use assets	3,000
Construction in progress	2,001
Total property and equipment	$185,842
The preliminary fair value estimate of customer relationships was measured using Level 3 inputs under the multi-period excess earnings method as of the acquisition date. The following summarizes information for unobservable inputs categorized as Level 3:

Long-term revenue growth rate	2.0%
Attrition rate	6.6%
Discount rate	10.0%
The preliminary fair value estimate of land was measured as of the acquisition date using Level 2 inputs comprised of prices in observed transactions involving comparable assets. The preliminary fair value estimates of all other property and equipment were measured as of the acquisition date using Level 2 inputs regarding replacement costs, normal useful lives, market depreciation, and salvage values, with the exception of construction in progress, which was measured at historical cost.
Working capital accounts and other assets were measured at the existing carrying values.
The allocation of the purchase price to assets and liabilities will be finalized when the Company completes its evaluation of certain balances, estimates, and assumptions during the measurement period (up to one year from the acquisition date). The most significant open items necessary to complete are related to working capital, property and equipment, intangible assets, and the related impact to goodwill.
Goodwill arising from the acquisition is primarily attributable to the assembled workforce of Data Foundry and anticipated operational synergies. All goodwill recognized is expected to be deductible for income tax purposes.
Data Foundry contributed $3.3 million to revenue and $0.2 million to net income attributable to Switch, Inc. for the three and six months ended June 30, 2021. Supplemental pro forma results of operations for the Company, assuming the acquisition had occurred on January 1, 2020, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$150,568	$139,721	$293,013	$280,571
Net income (loss) attributable to Switch, Inc.	$4,310	$3,173	$13,853	$(1,385)
The above supplemental pro forma results of operations include the following adjustments and related income tax and noncontrolling interest impacts after applying the Company’s accounting policies:
•additional depreciation and amortization expense reflecting the fair value adjustments to property and equipment and intangible assets;
•adjustment to interest expense to reflect the removal of Data Foundry’s debt and the issuance of Switch, Ltd.’s $500.0 million aggregate principal amount of its 4.125% senior unsecured notes due 2029 in conjunction with the acquisition; and
•adjustment to reflect acquisition-related costs incurred during the three and six months ended June 30, 2021 as incurred during the six months ended June 30, 2020.
Switch, Inc. | Q2 2021 Form 10-Q | 14

4. Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Land and land improvements	$309,854	$286,706
Buildings, building improvements, and leasehold improvements	671,690	532,938
Substation equipment	19,780	19,780
Data center equipment	1,447,098	1,230,623
Vehicles	2,052	1,974
Core network equipment	40,758	37,327
Fiber facilities	14,602	14,441
Computer equipment, furniture and fixtures	48,241	42,243
Finance lease right-of-use assets	75,933	72,951
Construction in progress	208,196	198,355
Property and equipment, gross	2,838,204	2,437,338
Less: accumulated depreciation and amortization	(778,260)	(699,923)
Property and equipment, net	$2,059,944	$1,737,415
Accumulated amortization for finance lease right-of-use assets totaled $15.5 million and $14.3 million as of June 30, 2021 and December 31, 2020, respectively.
During the six months ended June 30, 2021 and 2020, capitalized interest was $2.8 million and $2.4 million, respectively.
Total depreciation and amortization of property and equipment recognized on the consolidated statements of comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$40,226	$34,883	$77,955	$66,111
Selling, general and administrative expense	1,059	1,130	2,121	2,420
Total depreciation and amortization of property and equipment	$41,285	$36,013	$80,076	$68,531
5. Equity Method Investments
In February 2021, the Company acquired SUPERNAP International’s 30% ownership interest in SUPERNAP (Thailand) Company Limited (“SUPERNAP Thailand”), the entity which has deployed a data center facility in Thailand, for $2.2 million and sold its 50% ownership interest in SUPERNAP International for $4.9 million, thus disposing of its interest in the data center facility deployed in Italy. As a result of this transaction, the Company recorded a gain on sale of equity method investment of $5.4 million, which includes $0.5 million in foreign currency translation gains realized, for the six months ended June 30, 2021 on the consolidated statement of comprehensive income.
As of June 30, 2021, the Company held a 30% ownership interest in SUPERNAP Thailand, the investment of which was accounted for under the equity method of accounting. The Company’s share of net loss recorded for the three and six months ended June 30, 2021 was $0.4 million and $0.6 million, respectively. As of June 30, 2021, the Company’s net investment of $1.6 million was recorded within other assets on the consolidated balance sheet.
Switch, Inc. | Q2 2021 Form 10-Q | 15

6. Long-Term Debt
Long-term debt consists of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
3.75% senior unsecured notes, due September 2028	$600,000	$600,000
4.125% senior unsecured notes, due June 2029	500,000	—
Term loan facility, interest paid at the defined LIBOR rate plus applicable interest margin (2.35% and 2.40% at June 30, 2021 and December 31, 2020, respectively), due June 2024	400,000	400,000
Long-term debt, gross	1,500,000	1,000,000
Less: unamortized debt issuance costs and original issue discount	(12,662)	(8,787)
Long-term debt, net	$1,487,338	$991,213
Credit Agreement
As of June 30, 2021, the Company had $493.1 million of available borrowing capacity under its revolving credit facility, net of outstanding letters of credit.
2029 Senior Unsecured Notes
In June 2021, Switch, Ltd. (the “Issuer”) issued $500.0 million aggregate principal amount of its 4.125% senior unsecured notes due 2029 (the “Notes”), pursuant to an indenture (the “Indenture”) by and among the Issuer, the guarantors named therein and U.S. Bank National Association, as trustee. The net proceeds were primarily used to fund the acquisition of Data Foundry.
The Notes bear interest at the rate of 4.125% per annum, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. The Notes mature on June 15, 2029 and are fully and unconditionally guaranteed on a senior unsecured basis by each of the Issuer’s current and future domestic restricted subsidiaries that guarantee its obligations under its senior unsecured credit facilities.
Prior to June 15, 2024, the Issuer may redeem the Notes, in whole or in part, at a redemption price of 100% of the principal amount thereof, plus a “make-whole” premium set forth in the Indenture, plus accrued and unpaid interest. In addition, prior to June 15, 2024, the Issuer may redeem up to 40% of the aggregate principal amount of the Notes at a redemption price equal to 104.125% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds from one or more equity offerings. On or after June 15, 2024, the Issuer may redeem some or all of the Notes at a redemption price decreasing annually from 102.063% of the principal amount to 100% of the principal amount, plus accrued and unpaid interest.
In the event of a change of control triggering event (as defined in the Indenture), the Issuer will be required to offer to repurchase the Notes at a price equal to 101% of the principal amount thereof, plus any accrued and unpaid interest. If holders of not less than 90% in aggregate principal amount of the outstanding Notes validly tender in connection with any tender offer or other offer to purchase the Notes (including pursuant to a change of control offer, an alternate offer, or an offer to purchase with the proceeds from any asset disposition, all as described in the indenture), the Issuer will have the right to redeem the remaining Notes outstanding following such purchase at a cash redemption price equal to the applicable price paid to holders in such purchase, plus accrued and unpaid interest.
The Notes are general unsecured obligations of the Issuer and the guarantors. Under the terms of the Indenture, the Notes rank equally in right of payment with all of the Issuer’s and the guarantors’ existing and future senior indebtedness, and rank contractually senior in right of payment to the Issuer’s and the guarantors’ future indebtedness and other obligations that are expressly subordinated in right of payment to the Notes. The Notes are effectively subordinated to the Issuer’s and the guarantors’ existing and future secured indebtedness, including secured indebtedness under the senior unsecured credit facilities, to the extent of the value of the assets securing such indebtedness. The Notes and guarantees are structurally subordinated to all existing and future indebtedness and liabilities of the Issuer’s subsidiaries that do not guarantee the Notes.
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
Switch, Inc. | Q2 2021 Form 10-Q | 16

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
Fair Value
The estimated fair value of the Company’s long-term debt as of June 30, 2021 and December 31, 2020 was approximately $1.52 billion and $1.01 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount, of $1.50 billion and $1.00 billion, respectively. The estimated fair value of the Company’s long-term debt was based on Level 2 inputs using quoted market prices on or about June 30, 2021 and December 31, 2020, respectively.
7. Commitments and Contingencies
Operating Leases
During the three months ended June 30, 2021 and 2020, lease costs related to operating leases were $1.7 million and $2.1 million, respectively. During the six months ended June 30, 2021 and 2020, lease costs related to operating leases were $3.4 million and $3.9 million, respectively. Related party lease costs included in these amounts were $1.2 million for each of the three months ended June 30, 2021 and 2020 and $2.4 million for each of the six months ended June 30, 2021 and 2020.
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
Four substantially similar putative class action complaints, captioned Martz v. Switch, Inc. et al. (filed April 20, 2018); Palkon v. Switch, Inc. et al. (filed April 30, 2018); Chun v. Switch, Inc. et al. (filed May 11, 2018); and Silverberg v. Switch, Inc. et al. (filed June 6, 2018), were filed in the Eighth Judicial District of Nevada, and subsequently consolidated into a single case (the “State Court Securities Action”). Additionally, on June 11, 2018, one putative class action complaint captioned Cai v. Switch, Inc. et al. was filed in the United States District Court for the District of New Jersey (the “Federal Court Securities Action,” and collectively with the State Court Securities Action, the “Securities Actions”) and subsequently transferred to the Eighth Judicial District of Nevada in August 2018 and the federal court appointed Oscar Farach lead plaintiff. These lawsuits were filed against Switch, Inc., certain current and former officers and directors and certain underwriters of Switch, Inc.’s IPO alleging federal securities law violations in connection with the IPO. These lawsuits were brought by purported stockholders of Switch, Inc. seeking to represent a class of stockholders who purchased Class A common stock in or traceable to the IPO, and seek unspecified damages and other relief. With respect to the Federal Court Securities Action, in July 2020, the federal court entered a judgment in favor of Switch, Inc. and all of the other defendants. With respect to the State Court Securities Action, in February 2021, the court granted Switch, Inc.’s motion to dismiss. The deadlines for
Switch, Inc. | Q2 2021 Form 10-Q | 17

plaintiffs to appeal both judgments have passed, so the Securities Actions have been resolved in favor of Switch, Inc. and all of the other defendants.
On September 10, 2018, two purported stockholders of Switch, Inc. filed substantially similar shareholder derivative complaints, respectively captioned Liu v. Roy et al., and Zhao v. Roy et al., in the Eighth Judicial District of Nevada, which were subsequently consolidated into a single case (Case No.: A-18-780831-B) (the “Derivative Shareholder Action”). These lawsuits allege breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of control, and gross mismanagement against certain current and former officers and directors of Switch, Inc. The plaintiffs also named Switch, Inc. as a nominal defendant. The complaints arise generally from the same allegations described in the State Court Securities Action and Federal Court Securities Action, both of which have been resolved in Switch, Inc.’s favor. Following the dismissal with prejudice of the Securities Actions, in August 2021, the court granted the parties’ stipulation to dismiss the Derivative Shareholder Action without prejudice whereby the dismissal of the Derivative Shareholder Action without prejudice will be entered 30 days from the date of this filing, August 9, 2021.
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
8. Income Taxes
The Company recorded net increases in deferred tax assets of $10.7 million and $37.4 million during the three and six months ended June 30, 2021, respectively, and $44.4 million and $61.0 million during the three and six months ended June 30, 2020, respectively, with a corresponding increase to additional paid in capital, resulting from changes in the outside basis difference on Switch, Inc.’s investment in Switch, Ltd. The Company has determined it is more-likely-than-not that it will be able to realize this deferred tax asset in the future.
Tax Receivable Agreement
The Company has recorded a liability under the tax receivable agreement of $326.3 million and $278.9 million as of June 30, 2021 and December 31, 2020, respectively, of which $67.4 million and $56.8 million is owed to certain named executive officers of the Company and members of its Board of Directors as of June 30, 2021 and December 31, 2020, respectively. The tax receivable agreement provides for the payment of 85% of the amount of the tax benefits, if any, that Switch, Inc. is deemed to realize as a result of increases in the tax basis of its ownership in Switch, Ltd. related to exchanges of noncontrolling interest for Class A common stock. No amounts are expected to be paid within the next 12 months.
9. Equity-Based Compensation
Total equity-based compensation recognized on the consolidated statements of comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$597	$470	$1,187	$940
Selling, general and administrative expense	6,931	7,040	13,638	14,094
Total equity-based compensation	$7,528	$7,510	$14,825	$15,034
Switch, Inc. | Q2 2021 Form 10-Q | 18

10. Noncontrolling Interest
Ownership
Switch, Inc. owns an economic interest in Switch, Ltd., where “economic interest” means the right to receive any distributions, whether cash, property, or securities of Switch, Ltd., in connection with Common Units. Switch, Inc. presents interest held by noncontrolling interest holders within noncontrolling interest in the consolidated financial statements. During the six months ended June 30, 2021 and 2020, Switch, Inc. issued an aggregate of 11.0 million shares and 16.1 million shares, respectively, of Class A common stock to members in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Switch, Inc.’s Class B common stock. Such retired shares of Class B common stock may not be reissued. The redemptions occurred pursuant to the terms of the Switch operating agreement entered into in connection with the Company’s IPO.
The ownership of the Common Units is summarized as follows:

	June 30, 2021		December 31, 2020
	Units (in thousands)	Ownership %	Units (in thousands)	Ownership %
Switch, Inc.’s ownership of Common Units(1)	131,025	54.4%	118,934	49.8%
Noncontrolling interest holders’ ownership of Common Units(2)	109,841	45.6%	120,045	50.2%
Total Common Units	240,866	100.0%	238,979	100.0%
________________________________________
(1)Common Units held by Switch, Inc. exclude 65,000 and 75,000 Common Units underlying unvested restricted stock awards as of June 30, 2021 and December 31, 2020, respectively.
(2)Common Units held by noncontrolling interest holders exclude 0.8 million and 1.6 million unvested Common Unit awards as of June 30, 2021 and December 31, 2020, respectively.
The Company uses the weighted average ownership percentages during the period to calculate the income or loss before income taxes attributable to Switch, Inc. and the noncontrolling interest holders of Switch, Ltd.
11. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Net income per share:
Numerator—basic:
Net income attributable to Switch, Inc.—basic	$4,361	$5,097	$16,002	$3,881
Numerator—diluted:
Net income attributable to Switch, Inc.—basic	$4,361	$5,097	$16,002	$3,881
Effect of dilutive securities:
Shares of Class B and Class C common stock	3,055	6,253	—	4,598
Net income attributable to Switch, Inc.—diluted	$7,416	$11,350	$16,002	$8,479
Denominator—basic:
Weighted average shares outstanding—basic	130,163	104,987	128,412	99,676
Net income per share—basic	$0.03	$0.05	$0.12	$0.04
Denominator—diluted:
Weighted average shares outstanding—basic	130,163	104,987	128,412	99,676
Weighted average effect of dilutive securities:
Stock options	2,453	1,615	1,963	1,392
Restricted stock units	1,455	1,224	1,180	1,030
Dividend equivalent units	43	30	44	30
Restricted stock awards	53	55	50	57
Performance-vesting restricted stock units	23	—	11	—
Shares of Class B and Class C common stock	111,337	136,005	—	141,437
Weighted average shares outstanding—diluted	245,527	243,916	131,660	243,622
Net income per share—diluted	$0.03	$0.05	$0.12	$0.03
Switch, Inc. | Q2 2021 Form 10-Q | 19

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Stock options(1)	—	1,117	—	1,117
Restricted stock awards(1)	65	—	65	—
Shares of Class B and Class C common stock(2)	—	—	110,638	—
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
12. Segment Reporting
The Company’s chief operating decision maker is its Chief Executive Officer. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. All of the Company’s assets are maintained in the United States, although the Company holds an equity method investment in an entity with foreign operations. The Company derives almost all of its revenue from sales to customers in the United States, based upon the billing address of the customer. Revenue derived from customers outside the United States, based upon the billing address of the customer, was less than 2% of revenue for each of the three and six months ended June 30, 2021 and 2020.
The Company’s revenue is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Colocation	$114,298	$102,621	$221,599	$203,835
Connectivity	24,910	22,753	46,796	47,944
Other	2,482	1,543	4,161	3,234
Total revenue	$141,690	$126,917	$272,556	$255,013
13. Subsequent Events
In July and August 2021, Switch, Inc. issued an aggregate of 3.7 million and 2.4 million shares, respectively, of Class A common stock to members in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of shares of Class B common stock. Such retired shares of Class B common stock may not be reissued. The redemptions occurred pursuant to the terms of the Switch operating agreement entered into in connection with the Company’s IPO.
In July 2021, Switch, Ltd. entered into a third amendment to the amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent, and certain other lenders, to, among other things, extend the maturity of its revolving credit facility to July 2026, extend the maturity of its term loan facility to July 2028, and reduce the applicable margin on its revolving and term loan credit facilities.
In August 2021, Switch, Inc.’s Board of Directors declared a dividend of $0.0525 per share of Class A common stock, for a total estimated to be $7.2 million, to be paid on August 31, 2021 to holders of record as of August 19, 2021. Prior to the payment of this dividend, Switch, Ltd. will make a cash distribution to all holders of record of Common Units, including Switch, Inc., of $0.0525 per Common Unit, for a total estimated to be $12.7 million.

Switch, Inc. | Q2 2021 Form 10-Q | 20

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related condensed notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A—Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020. Unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” “Switch” and similar references refer to Switch, Inc., and, unless otherwise stated, all of its subsidiaries, including Switch, Ltd., and, unless otherwise stated, all of its subsidiaries.
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
We presently own and operate five primary campus locations, called Primes, which encompass 16 colocation facilities with an aggregate of up to 5.1 million gross square feet (“GSF”) of space. Our Primes consist of The Core Campus in Las Vegas, Nevada; The Citadel Campus near Reno, Nevada; The Pyramid Campus in Grand Rapids, Michigan; The Keep Campus in Atlanta, Georgia; and The Rock Campus in Austin, Texas, which was launched with our acquisition in June 2021 of all of the equity interests of Data Foundry, LLC (“Data Foundry”) and certain real property interests used in connection with Data Foundry’s operations.
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
We currently have more than 1,300 customers, including some of the world’s largest technology and digital media companies, cloud, IT and software providers, as well as financial institutions and network and telecommunications providers. Our ecosystem connects over 350 cloud, IT and software providers and more than 100 network and telecommunications providers. Our business is based on a recurring revenue model comprised of (1) colocation, which includes the licensing and leasing of cabinet space and power and (2) connectivity services, which include cross-connects, broadband services and external connectivity. We consider these services recurring because our customers are generally billed on a fixed and recurring basis each month for the duration of their contract. We generally derive more than 95% of our revenue from recurring revenue and we expect to continue to do so for the foreseeable future.
Our non-recurring revenue is primarily comprised of installation services related to a customer’s initial deployment. These services are non-recurring because they are typically billed once, upon completion of the installation.

Switch, Inc. | Q2 2021 Form 10-Q | 21

Factors that May Influence Future Results of Operations
Impact of COVID-19. The global health crisis caused by the novel coronavirus (“COVID-19”) pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, a new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread globally. While we have not incurred significant disruptions thus far from COVID-19, the impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant, the response by governmental bodies and regulators, the severity of the disease or any variant, the duration of the outbreak, the future impact to the business of our customers, partners and vendors, and other facts identified in Part I, Item 1A—Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business. We will continue to evaluate the nature and extent of the impact of COVID-19 and the Delta variant on the global economy and to our business, consolidated results of operations, and financial condition.
Market and Economic Conditions. We are affected by general business and economic conditions in the United States and globally. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets and broad trends in industry and finance, all of which are beyond our control. Macroeconomic conditions that affect the economy and the economic outlook of the United States and the rest of the world, including as a result of the COVID-19 pandemic and the Delta variant, could adversely affect our customers and vendors, which could adversely affect our results of operations and financial condition.
Growth and Expansion Activities. Our future revenue growth will depend on our ability to maintain our existing revenue base while expanding and increasing utilization at our existing and developing Prime Campus locations. Our existing Prime Campus locations currently encompass 16 colocation facilities with an aggregate of up to 5.1 million GSF of space and up to 510 megawatts of power. As of June 30, 2021, the utilization rates at these Prime Campuses, based on currently available cabinets, were approximately 88%, 97%, 100%, 82%, and 77% at The Core Campus, The Citadel Campus, The Pyramid Campus, The Keep Campus, and The Rock Campus, respectively. Each of our existing Primes has room for further expansion. We may be unable to attract customers to our data centers or retain them for a number of reasons, including if we fail to provide competitive pricing terms, provide space that is deemed to be inferior to that of our competitors or are unable to provide services that our existing and potential customers desire.
Cost of Power. We are a large consumer of power, and the cost of energy accounts for a significant portion of our cost of revenue. We require power supply to provide many services we offer, such as powering and cooling our customers’ IT equipment and operating critical data center plant and equipment infrastructure. Pursuant to our service agreements, we provide our customers with a committed level of power supply availability and we have committed to operating our data centers with 100% clean and renewable energy. Most of our customer agreements provide the ability to increase our prices in response to an increase in the cost of energy; however, our gross profit can be adversely affected by increases in our cost of energy if we choose not to pass along the increases to our customers. For instance, historically, we intentionally have not generally passed along the seasonal increase in energy costs during the summer months to the full extent permitted under our contracts in order to avoid seasonal adjustments to our customer pricing, and that practice has, therefore, resulted in a decrease in our gross profit in those periods. In July 2021, we increased our customer pricing in response to an increase in the cost of energy. As an unbundled purchaser of energy in Nevada, we are able to purchase power in the open market through long-term power contracts, which we believe reduces variability of energy costs. Our existing customers may not renew their contracts with us or may reduce the services purchased from us, or we may be unable to attract new customers, if we experience increased energy costs or limited availability of power resources, including clean and renewable energy. Our brand or reputation could be adversely affected if we are unable to operate our data centers with 100% clean and renewable energy.
Capital Expenditures. Our growth and expansion initiatives require significant capital. The costs of constructing, developing, operating and maintaining data centers, and growing our operations are substantial. While we strive to match the growth of our facilities to the demand for services, we still must spend significant amounts before we receive any revenue. If we are unable to generate sufficient capital to meet our anticipated capital requirements, our growth could slow and operations could be adversely affected. Our maintenance capital expenditures were $5.7 million for the six months ended June 30, 2021.
Growth in Customers. Our results of operations could be significantly affected by the growth or reduction of our customer base. We have over 1,300 customers, including some of the world’s largest technology and digital media companies, cloud, IT and software providers, financial institutions, and network and telecommunications providers.
Switch, Inc. | Q2 2021 Form 10-Q | 22

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)
Recurring revenue	$138,422	$122,729	$266,399	$243,215
Capital expenditures	$95,362	$85,554	$195,786	$166,452
Adjusted EBITDA	$78,969	$69,116	$152,411	$130,605
Adjusted EBITDA margin	55.7%	54.5%	55.9%	51.2%
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

The following table sets forth a reconciliation of recurring revenue to total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Recurring revenue	$138,422	$122,729	$266,399	$243,215
Non-recurring revenue	3,268	4,188	6,157	11,798
Revenue	$141,690	$126,917	$272,556	$255,013
Capital Expenditures
We define capital expenditures as cash purchases of property and equipment during a particular period. We believe that capital expenditures is a useful metric because it provides information regarding the growth of our technology infrastructure platform and the potential to expand our services and add new customers.
Adjusted EBITDA and Adjusted EBITDA Margin
We define Adjusted EBITDA as net income or loss adjusted for interest expense, interest income, income taxes, depreciation and amortization of property and equipment, amortization of customer relationships, and for specific and defined supplemental adjustments to exclude (i) non-cash equity-based compensation expense; (ii) equity in net losses of investments; and (iii) certain other items that we believe are not indicative of our core operating performance. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue.
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
Switch, Inc. | Q2 2021 Form 10-Q | 23

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
The following table sets forth a reconciliation of our net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$9,684	$13,336	$34,078	$9,847
Interest expense	10,198	6,693	18,955	14,128
Interest income(1)	(38)	(44)	(77)	(77)
Income tax expense	1,911	1,380	4,565	1,107
Depreciation and amortization of property and equipment	41,285	36,013	80,076	68,531
Amortization of customer relationships	417	—	417	—
Loss on disposal of property and equipment	372	38	179	98
Equity-based compensation	7,528	7,510	14,825	15,034
Loss (gain) on swaps	2,970	4,143	(235)	21,698
Equity in net losses of investments	379	—	599	—
Acquisition-related costs(2)	4,263	—	4,403	—
Gain on sale of equity method investment	—	—	(5,374)	—
Shareholder-related litigation expense(2)	—	47	—	239
Adjusted EBITDA	$78,969	$69,116	$152,411	$130,605
________________________________________
(1)Interest income is included in the “Other” line of other income (expense) in our consolidated statements of comprehensive income.
(2)Acquisition-related costs and shareholder-related litigation expense are included in the “Selling, general and administrative expense” line in our consolidated statements of comprehensive income.
Components of Results of Operations
Revenue
During each of the three and six months ended June 30, 2021 and 2020, we derived more than 95% of our revenue from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing and leasing of cabinet space and power and (2) connectivity services, which include cross-connects, broadband services and external connectivity. The remainder of our revenue is from non-recurring revenue, which primarily includes installation services related to a customer’s initial deployment. The majority of our revenue contracts are classified as licenses, with the exception of certain contracts that contain lease components. Based on the current growth stage of our business, we expect increases in revenue to be driven primarily by increases in volume, rather than changes in the prices we charge to our customers.
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
Switch, Inc. | Q2 2021 Form 10-Q | 24

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
Gain (Loss) on Swaps
Gain (loss) on swaps consists of changes in the fair value of interest rate swaps used to mitigate our exposure to interest rate risk and power swaps used to mitigate our exposure to adverse changes in the price of power, inclusive of periodic net settlement amounts.
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
Switch, Inc. | Q2 2021 Form 10-Q | 25

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
Results of Operations
The following table sets forth our results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Consolidated Statements of Income Data:
Revenue	$141,690	$126,917	$272,556	$255,013
Cost of revenue	76,994	68,198	148,687	135,227
Gross profit	64,696	58,719	123,869	119,786
Selling, general and administrative expense	39,875	33,438	74,873	73,554
Income from operations	24,821	25,281	48,996	46,232
Other income (expense):
Interest expense, including amortization of debt issuance costs and original issue discount	(10,198)	(6,693)	(18,955)	(14,128)
(Loss) gain on swaps	(2,970)	(4,143)	235	(21,698)
Equity in net losses of investments	(379)	—	(599)	—
Gain on sale of equity method investment	—	—	5,374	—
Other	321	271	3,592	548
Total other expense	(13,226)	(10,565)	(10,353)	(35,278)
Income before income taxes	11,595	14,716	38,643	10,954
Income tax expense	(1,911)	(1,380)	(4,565)	(1,107)
Net income	9,684	13,336	34,078	9,847
Less: net income attributable to noncontrolling interest	5,323	8,239	18,076	5,966
Net income attributable to Switch, Inc.	$4,361	$5,097	$16,002	$3,881

Switch, Inc. | Q2 2021 Form 10-Q | 26

The following table sets forth the consolidated statements of income data presented as a percentage of revenue. Amounts may not sum due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consolidated Statements of Income Data:
Revenue	100%	100%	100%	100%
Cost of revenue	54	54	55	53
Gross profit	46	46	45	47
Selling, general and administrative expense	28	26	27	29
Income from operations	18	20	18	18
Other income (expense):
Interest expense, including amortization of debt issuance costs and original issue discount	(7)	(5)	(7)	(6)
(Loss) gain on swaps	(2)	(3)	—	(9)
Equity in net losses of investments	—	—	—	—
Gain on sale of equity method investment	—	—	2	—
Other	—	—	1	—
Total other expense	(9)	(8)	(4)	(14)
Income before income taxes	8	12	14	4
Income tax expense	(1)	(1)	(2)	—
Net income	7	11	13	4
Less: net income attributable to noncontrolling interest	4	6	7	2
Net income attributable to Switch, Inc.	3%	4%	6%	2%
Comparison of the Three Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Colocation	$114,298	$102,621	$11,677	11%
Connectivity	24,910	22,753	2,157	9%
Other	2,482	1,543	939	61%
Revenue	$141,690	$126,917	$14,773	12%
Revenue increased by $14.8 million, or 12%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily attributable to an increase of $11.7 million in colocation revenue. Of the overall increase, 19% was attributable to revenue from new customers initiating service after June 30, 2020, and 81% was attributable to increased revenue from existing customers, including $3.3 million contributed by Data Foundry. Our revenue churn rate, which we define as the reduction in recurring revenue attributable to customer terminations or non-renewal of expired contracts, divided by revenue at the beginning of the period, was 0.2% during each of the three months ended June 30, 2021 and 2020.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$76,994	$68,198	$8,796	13%
Gross margin	45.7%	46.3%
Switch, Inc. | Q2 2021 Form 10-Q | 27

Cost of revenue increased by $8.8 million, or 13%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily attributable to increases of $5.3 million in depreciation and amortization expense due to additional property and equipment being placed into service and $3.7 million in facilities costs due to increased utility rates. This was partially offset by a decrease of $0.8 million in connectivity costs, $0.6 million of which was due to a decrease in costs related to sales-type lease transactions. Accordingly, gross margin decreased by 60 basis points for the three months ended June 30, 2021, compared to the three months ended June 30, 2020.
Selling, General and Administrative Expense

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Selling, general and administrative expense	$39,875	$33,438	$6,437	19%
Selling, general and administrative expense increased by $6.4 million, or 19%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily attributable to increases of $4.3 million in costs incurred related to the acquisition of Data Foundry and $2.3 million in accounting, legal, and other professional service fees.
Other Income (Expense)

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(10,198)	$(6,693)	$(3,505)	52%
Loss on swaps	(2,970)	(4,143)	1,173	(28)%
Equity in net losses of investments	(379)	—	(379)	NM
Other	321	271	50	18%
Total other expense	$(13,226)	$(10,565)	$(2,661)	25%
________________________________________
NM - Not meaningful
Interest Expense
Interest expense increased by $3.5 million, or 52%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase was primarily due to increases in our weighted average debt outstanding from our senior unsecured notes and our weighted average interest rate from 2.59% during the three months ended June 30, 2020 to 3.29% during the three months ended June 30, 2021.
Loss on Swaps
Loss on swaps was $3.0 million for the three months ended June 30, 2021, compared to $4.1 million for the three months ended June 30, 2020. The change was primarily driven by the changes in the fair value of interest rate swaps largely from the fluctuation in market interest rates, partially offset by a $2.1 million loss related to the fair value of power swaps entered into during the three months ended June 30, 2021.

Switch, Inc. | Q2 2021 Form 10-Q | 28

Income Tax Expense

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Income tax expense	$(1,911)	$(1,380)	$(531)	38%
During the three months ended June 30, 2021, we incurred $1.9 million of income tax expense, compared to $1.4 million during the three months ended June 30, 2020. Income tax expense is driven by our allocable share of Switch, Ltd.’s income before income taxes.
Net Income Attributable to Noncontrolling Interest

	Three Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Net income attributable to noncontrolling interest	$5,323	$8,239	$(2,916)	(35)%
Net income attributable to noncontrolling interest was $5.3 million for the three months ended June 30, 2021, compared to $8.2 million for the three months ended June 30, 2020. The change was the result of decreases in net income during the three months ended June 30, 2021 and in ownership by noncontrolling interest holders.
Comparison of the Six Months Ended June 30, 2021 and 2020
Revenue

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Colocation	$221,599	$203,835	$17,764	9%
Connectivity	46,796	47,944	(1,148)	(2)%
Other	4,161	3,234	927	29%
Revenue	$272,556	$255,013	$17,543	7%
Revenue increased by $17.5 million, or 7%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily attributable to an increase of $17.8 million in colocation revenue. Of the overall increase, 28% was attributable to revenue from new customers initiating service after June 30, 2020, and 72% was attributable to increased revenue from existing customers, including $3.3 million contributed by Data Foundry. This increase was partially offset by a decrease in connectivity revenue, primarily due to a decrease of $4.6 million in non-recurring sales-type lease revenue. Our revenue churn rate, which we define as the reduction in recurring revenue attributable to customer terminations or non-renewal of expired contracts, divided by revenue at the beginning of the period, was 0.4% and 0.6% during the six months ended June 30, 2021 and 2020, respectively.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$148,687	$135,227	$13,460	10%
Gross margin	45.4%	47.0%
Cost of revenue increased by $13.5 million, or 10%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily attributable to increases of $11.8 million in depreciation and amortization expense due to additional property and equipment being placed into service and $5.1 million in facilities costs due to increased utility rates. This was partially offset by a decrease of $4.1 million in connectivity costs, $3.3 million of which was due to a decrease in costs related to sales-type lease transactions. Accordingly,
Switch, Inc. | Q2 2021 Form 10-Q | 29

gross margin decreased by 160 basis points for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.
Selling, General and Administrative Expense

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Selling, general and administrative expense	$74,873	$73,554	$1,319	2%
Selling, general and administrative expense increased by $1.3 million, or 2%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily attributable to $4.4 million in costs incurred related to the acquisition of Data Foundry, partially offset by decreases of $2.5 million in accounting, legal, and other professional service fees and $0.5 million in lease costs.
Other Income (Expense)

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(18,955)	$(14,128)	$(4,827)	34%
Gain (loss) on swaps	235	(21,698)	21,933	(101)%
Equity in net losses of investments	(599)	—	(599)	NM
Gain on sale of equity method investment	5,374	—	5,374	NM
Other	3,592	548	3,044	555%
Total other expense	$(10,353)	$(35,278)	$24,925	(71)%
________________________________________
NM - Not meaningful
Interest Expense
Interest expense increased by $4.8 million, or 34%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase was primarily due to increases in our weighted average debt outstanding from our senior unsecured notes and our weighted average interest rate from 3.13% during the six months ended June 30, 2020 to 3.24% during the six months ended June 30, 2021.
Gain (Loss) on Swaps
Gain on swaps was $0.2 million for the six months ended June 30, 2021, compared to a loss on swaps of $21.7 million for the six months ended June 30, 2020. The change was primarily driven by changes in the fair value of interest rate swaps largely from the fluctuation in market interest rates, partially offset by a $2.1 million loss related to the fair value of power swaps entered into during the six months ended June 30, 2021.
Other
Other increased by $3.0 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to non-recurring license fee income of $2.8 million recorded pursuant to a technology license agreement.

Switch, Inc. | Q2 2021 Form 10-Q | 30

Income Tax Expense

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Income tax expense	$(4,565)	$(1,107)	$(3,458)	312%
During the six months ended June 30, 2021, we incurred income tax expense of $4.6 million, compared to $1.1 million during the six months ended June 30, 2020. Income tax expense is driven by our allocable share of Switch, Ltd.’s income before income taxes.
Net Income Attributable to Noncontrolling Interest

	Six Months Ended June 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Net income attributable to noncontrolling interest	$18,076	$5,966	$12,110	203%
Net income attributable to noncontrolling interest was $18.1 million for the six months ended June 30, 2021, compared to $6.0 million for the six months ended June 30, 2020. The change was primarily the result of an increase in net income during the six months ended June 30, 2021.
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
As of June 30, 2021, we had $84.8 million in cash and cash equivalents and our total indebtedness was approximately $1.56 billion (excluding debt issuance costs and original issue discount) consisting of (i) $1.10 billion principal from our senior unsecured notes, (ii) $400.0 million principal from our term loan facility, and (iii) $57.4 million from our finance lease liabilities. As of June 30, 2021, we had access to $493.1 million in additional liquidity from our revolving credit facility, net of outstanding letters of credit. For the year ending December 31, 2021, we expect to incur $383 million to $417 million in capital expenditures for development and construction projects related to our expansion (excluding acquisitions of land); however, the exact amount will depend on a number of factors. We believe we have sufficient cash and access to liquidity, coupled with anticipated cash generated from operating activities, to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including completion of our development projects. We also believe that our financial resources will allow us to manage the anticipated impact of COVID-19 and its variants on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. The challenges posed by COVID-19 and its variants on our business are expected to evolve. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19 and its variants, including the Delta variant.
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

Switch, Inc. | Q2 2021 Form 10-Q | 31

Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$131,822	$121,491
Net cash used in investing activities	(601,903)	(167,351)
Net cash provided by financing activities	468,146	52,869
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(1,935)	$7,009
Cash Flows from Operating Activities
Cash from operating activities is primarily generated from operating income from our colocation and connectivity services.
Net cash provided by operating activities for the six months ended June 30, 2021 was $131.8 million, compared to $121.5 million for the six months ended June 30, 2020. The increase of $10.3 million was primarily due to non-recurring license fee income of $2.8 million recorded pursuant to a technology license agreement and increased operations in our expanded data center facilities, partially offset by changes in our working capital accounts.
Cash Flows from Investing Activities
During the six months ended June 30, 2021, net cash used in investing activities was $601.9 million, primarily consisting of $409.1 million related to the acquisition of a business, net of cash acquired, and capital expenditures of $195.8 million related to the expansion of our data center facilities.
During the six months ended June 30, 2020, net cash used in investing activities was $167.4 million, primarily consisting of capital expenditures of $166.5 million related to the expansion of our data center facilities.
Cash Flows from Financing Activities
During the six months ended June 30, 2021, net cash provided by financing activities was $468.1 million, primarily consisting of $500.0 million in proceeds from the issuance of our senior unsecured notes, partially offset by dividends paid of $12.9 million, distributions paid to noncontrolling interest of $11.4 million, payments of tax withholdings upon settlement of restricted stock unit awards of $5.9 million, and payments of debt issuance costs and original issue discount related to the issuance of our senior unsecured notes of $4.2 million.
During the six months ended June 30, 2020, net cash provided by financing activities was $52.9 million, primarily consisting of $90.0 million in proceeds from borrowings on our revolving credit facility, partially offset by $20.0 million for the repurchase of common units, $8.3 million in distributions paid to noncontrolling interest, $5.9 million in dividends paid, and $4.2 million in payments of tax withholdings upon settlement of restricted stock unit awards.
Outstanding Indebtedness
Credit Agreement
On June 27, 2017, we entered into an amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent, and certain other lenders, consisting of a $600.0 million term loan facility, maturing on June 27, 2024, and a $500.0 million revolving credit facility, maturing on June 27, 2022. On September 17, 2020, we entered into a second amendment to the credit agreement to, among other things, extend the maturity of our revolving credit facility to June 27, 2023, modify the ratio used for the financial covenant and certain basket availability tests, and refresh or increase certain baskets for restricted payments, investments, and junior debt payments. In connection with this amendment, certain lenders exited our revolving credit facility and, as a result of the issuance of our notes described below, a partial repayment was applied to our term loan facility to reduce its principal amount to $400.0 million, which is due upon maturity. On July 29, 2021, we entered into a third amendment to the amended and restated credit agreement to, among other things, extend the maturity of our revolving credit facility to July 2026, extend the maturity of our term loan facility to July 2028, and reduce the applicable margin on our revolving and term loan credit facilities.
As of June 30, 2021, we had $493.1 million of availability under the revolving credit facility, net of outstanding letters of credit, and $400.0 million outstanding under the term loan facility (excluding debt issuance costs), effectively fixed at 4.73% pursuant to interest rate swap agreements entered into in January and February 2019.
Switch, Inc. | Q2 2021 Form 10-Q | 32

The amended credit agreement contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations, subject to specified exceptions and baskets, on incurring additional debt, incurring additional liens, encumbrances or contingent liabilities, making investments in other persons or property, selling or disposing of our assets, merging with or acquiring other companies, liquidating or dissolving ourselves or any of the subsidiary guarantors, engaging in any business that is not otherwise a related line of business, engaging in certain transactions with affiliates, paying dividends or making certain other restricted payments, and making loans, advances or guarantees. The terms of the amended credit agreement also require compliance with the consolidated secured leverage ratio (as defined in the amended credit agreement) of 4.00 to 1.00 for each fiscal quarter. We were in compliance with this and our other covenants under the amended credit agreement as of June 30, 2021.
Senior Unsecured Notes Due 2028
On September 17, 2020, we issued $600.0 million aggregate principal amount of our 3.75% senior unsecured notes due 2028. The notes bear interest at the rate of 3.75% per annum and mature on September 15, 2028. Interest on the notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year, beginning on March 15, 2021.
The indenture to the notes contain covenants that, subject to exceptions and qualifications, among other things, limit our ability to incur additional indebtedness and guarantee indebtedness, pay dividends or make other distributions or repurchase or redeem our capital stock, prepay, redeem or repurchase certain indebtedness, issue certain preferred stock or similar equity securities, make loans and investments, dispose of assets, incur liens, enter into transactions with affiliates, enter into agreements restricting our ability to pay dividends, and consolidate, merge or sell all or substantially all of our assets. We were in compliance with all our covenants under the indenture to the notes as of June 30, 2021.
Senior Unsecured Notes Due 2029
On June 7, 2021, we issued $500.0 million aggregate principal amount of our 4.125% senior unsecured notes due 2028. The notes bear interest at the rate of 4.125% per annum and mature on June 15, 2029. Interest on the notes is payable semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on December 15, 2021.
The indenture to the notes contain covenants that, subject to exceptions and qualifications, among other things, limit our ability to incur additional indebtedness and guarantee indebtedness, pay dividends or make other distributions or repurchase or redeem our capital stock, prepay, redeem or repurchase certain indebtedness, issue certain preferred stock or similar equity securities, make loans and investments, dispose of assets, incur liens, enter into transactions with affiliates, enter into agreements restricting our ability to pay dividends, and consolidate, merge or sell all or substantially all of our assets. We were in compliance with all our covenants under the indenture to the notes as of June 30, 2021.
See Note 6 “Long-Term Debt” to our consolidated financial statements for more information.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements for any of the periods presented.

Contractual Obligations
In April 2021 and June 2021, we entered into power purchase and sale agreements for electricity to purchase a firm commitment of 30 MW per energy hour starting on July 1, 2021 and an incremental firm commitment of 25 MW per energy hour starting on September 1, 2021, respectively, through June 30, 2022, or a total purchase commitment of $27.0 million, inclusive of scheduling services. Additional franchise tax amounts may be due based on the data center location where the purchased power is used.
In June 2021, we issued $500.0 million aggregate principal amount of senior unsecured notes, the proceeds of which were primarily used to fund the acquisition of all of the equity interests of Data Foundry and certain real property interests used in connection with Data Foundry’s operations. The notes bear interest at 4.125% per annum and mature on June 15, 2029. Interest on the notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021.
Outside of the aforementioned, and any routine transactions made in the ordinary course of business, there have been no material changes to the contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Critical Accounting Policies and Estimates
Switch, Inc. | Q2 2021 Form 10-Q | 33

Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. Except as provided below, there have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Business Combinations
We account for business combinations using the acquisition method of accounting, under which all assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date. We estimate the fair value of assets acquired and liabilities assumed from business combinations using fair value measurement methods such as the income approach, market approach, and cost approach. The excess of the purchase price over the fair value of identifiable assets and liabilities is recorded as goodwill.
We measure working capital accounts and other assets at the existing carrying values. Due to the nature of these accounts, there are no functional, technological, or economic considerations resulting in a difference in fair values from carrying values.
Definite-lived intangible assets acquired include customer relationships. We measure the fair value of customer relationships using the multi-period excess earnings method under the income approach. The multi-period excess earnings method measures the discounted present value of estimated future cash flows attributable to customer relationships, net of charges for the contributory use of other identifiable assets.
We measure the fair value of certain computer equipment using the comparable match method and the percent of cost method under the market approach as such equipment is widely available on an active market. The market approach estimates fair value based on market prices in actual transactions and on asking prices for assets currently available for sale. We apply the comparable match method by assigning a value to an asset based on an analysis of similar assets using a measure of utility as the basis comparison. We apply the percent of cost method using trade-in values for measured assets to establish the ratio of the selling price to the current cost of an asset at the time of sale.
We measure other acquired property and equipment using the cost approach. The cost approach estimates fair value by determining the current cost of replacing property and equipment, net of any depreciation resulting from physical deterioration, functional obsolescence, and economic obsolescence.
In applying these fair value measurement methods, we use significant estimates and assumptions such as future expected cash flows, including revenues and expenses, future growth rates, and applicable discount rates. Future cash flows and growth rates are estimated based on expected customer growth and expansion. We determine the discount rate based on an implied internal rate of return analysis as well as a weighted-average cost of capital analysis.
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
•our expectation regarding the acquisition of Data Foundry and certain real property interests used in connection with Data Foundry’s operations, including any future expansion opportunities in Texas;
•our future business development, financial condition and results of operations;
•our anticipated levels of capital expenditures;
•the expected growth of the data center market;
Switch, Inc. | Q2 2021 Form 10-Q | 34

•our belief regarding the anticipated impact of COVID-19 and its variants on our business operations;
•our belief that our financial resources will allow us to manage the anticipated impact of COVID-19 and its variants;
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
•our expectations regarding the recognition of remaining performance obligations in the future;
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
•our expectations regarding our interest rate and power swaps;
•our expectations regarding our ability to realize deferred tax assets; and
•our expectations regarding the reissuance of retired shares of Class B common stock.

We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements in this Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. Such risks and uncertainties include, among others, (i) the impact of COVID-19 and the Delta variant on our business operations, including the duration, spread, severity, and reoccurrences of such pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the impact on the global economy including demand for our customers, partners and vendors’ products and services; (ii) the impact of COVID-19 and the Delta variant on our vendors and suppliers, including disruptions and inefficiencies in the supply chain; and (iii) those risks discussed in Part I, Item 1A—Risk Factors and throughout Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of our Annual Report on Form 10-K for the year ended December 31, 2020, and in Part II, Item 1A—Risk Factors and elsewhere of this Form 10-Q. In addition, you should consult other disclosures made by us (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by us. You should read this Form 10-Q, and the documents that we reference in this Form 10-Q and have filed with the
Switch, Inc. | Q2 2021 Form 10-Q | 35

SEC, and our Annual Report on Form 10-K for the year ended December 31, 2020, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
Item 3.Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to financial market risks, primarily in interest rates related to our debt obligations.
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. As of June 30, 2021, our only borrowings subject to variable interest rates are under our credit agreement and bear interest at a margin above LIBOR or base rate (each as defined in the amended and restated credit agreement) as selected by us. In January and February 2019, we entered into four interest rate swap agreements; whereby, we pay a weighted average fixed interest rate (excluding the applicable interest margin) of 2.48% on notional amounts corresponding to borrowings of $400.0 million in exchange for receipts on the same notional amount at a variable interest rate based on the applicable LIBOR at the time of payment. The interest rate swap agreements mature in June 2024. As of June 30, 2021, we had $400.0 million of borrowings outstanding under our credit agreement, all of which were effectively hedged by our interest rate swap agreements, thereby resulting in no interest rate risk exposure.
Item 4.Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2021, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, or the “Exchange Act”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Switch, Inc. | Q2 2021 Form 10-Q | 36

Part II.Other Information
Item 1.Legal Proceedings.
The information set forth in Note 7 “Commitments and Contingencies—Legal Proceedings” to our consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated by reference herein.
Item 1A.Risk Factors.
Except as provided below, there have been no material changes with respect to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.
Our business could be adversely affected by the novel coronavirus pandemic.
The global health crisis caused by the novel coronavirus (“COVID-19”) pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, a new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread globally. The impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant, the response by governmental bodies and regulators, the severity of the disease or any variant, the duration of the outbreak, and the future impact to the business of our customers, partners and vendors. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business.
Many countries around the world have continued to impose quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. Such events may result in a period of business and equipment supply disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. In response to COVID-19, we implemented remote working and thus far have not experienced a significant disruption or delay in our business operations. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will not be put in place again due to a resurgence in COVID-19 cases, including those involving new variants of the coronavirus, which may be more contagious and deadly than prior strains.
In July 2021, due to reports of increased COVID-19 cases apparently driven by the Delta variant, Nevada and other state government officials reintroduced mask mandates for all persons in certain public indoor locations. These new developments, and any increased restrictions on operations, may adversely impact our results of operations. Therefore, the COVID-19 pandemic may have a material adverse effect on our operations.
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
In June 2021, we acquired all of the equity interests of Data Foundry, LLC (“Data Foundry”) and certain real property interests used in connection with Data Foundry’s operations in exchange for a purchase price of $420.0 million (the “Transaction”). The Transaction subjects us to a number of risks, uncertainties, and potential costs. These include:
•the impact of COVID-19 and the Delta variant on the business operations, employees and customers of Data Foundry;
•the impact of the COVID-19 pandemic and the Delta variant on the vendors and suppliers of Data Foundry, including disruptions and inefficiencies in the supply chain;
•the disruption of our operations or the operations of Data Foundry;
•the loss of customers or key employees;
•the absence of expected benefits or results for us, Data Foundry or our customers as a result of the Transaction;
•undisclosed liabilities that could be material or become subject to litigation;
Switch, Inc. | Q2 2021 Form 10-Q | 37

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
Switch, Inc. | Q2 2021 Form 10-Q | 38

Item 6.Exhibits.

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Articles of Incorporation of Switch, Inc.	8-K	3.1	10/11/2017
3.2		Amended and Restated Bylaws of Switch, Inc.	10-K	3.2	3/1/2021
4.1		Indenture governing Switch, Ltd.’s 4.125% Senior Notes due 2029, dated June 7, 2021, by and among Switch, Ltd., the guarantors named therein and U.S. Bank National Association, as trustee	8-K	4.1	6/7/2021
4.2		Form of 4.125% Senior Note due 2029 (included in Exhibit 4.1)	8-K	4.2	6/7/2021
10.1		Interest Purchase Agreement by and among Switch, Ltd., Data Foundry, Inc., Waterloo, Inc. and certain persons listed therein, dated as of May 3, 2021	8-K	10.1	5/3/2021
31.1	*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statements
104	*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________________________________________
*    Filed herewith.
#    Furnished herewith.
Switch, Inc. | Q2 2021 Form 10-Q | 39

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Switch, Inc. (Registrant)

Date:	August 9, 2021	/s/ Gabe Nacht
Gabe Nacht Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)