Form 10-Q
period 2021-09-30
Switch, Inc.
filed 2021-11-09
CIK 1710583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 4, 2021, the registrant had 143,677,872 shares of Class A common stock, 98,330,748 shares of Class B common stock, and no shares of Class C common stock outstanding.

Switch, Inc.

Part I.Financial Information.
Item 1.Financial Statements (Unaudited).

Switch, Inc. | Q3 2021 Form 10-Q | 1

Switch, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,240	$90,719
Restricted cash	3,968	—
Accounts receivable, net of allowance for credit losses of $672 and $792, respectively	31,544	21,723
Prepaid expenses	8,809	8,171
Other current assets, net of allowance for credit losses of $3 and $0, respectively	2,831	2,235
Total current assets	82,392	122,848
Property and equipment, net	2,138,545	1,737,415
Long-term deposit	10,680	2,626
Deferred income taxes	263,933	203,201
Intangible assets, net	127,258	2,423
Goodwill	106,473	—
Other assets, net of allowance for credit losses of $92 and $87, respectively	58,609	45,943
TOTAL ASSETS	$2,787,890	$2,114,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$42,236	$14,588
Accrued salaries and benefits	14,226	4,884
Accrued interest	8,203	7,132
Accrued expenses and other	23,489	9,686
Accrued construction payables	25,360	27,162
Deferred revenue, current portion	16,377	14,870
Customer deposits	16,231	12,348
Swap liability, current portion	9,334	9,418
Operating lease liability, current portion	3,780	3,512
Total current liabilities	159,236	103,600
Long-term debt, net	1,526,492	991,213
Operating lease liability	32,631	25,536
Finance lease liability	57,414	57,516
Deferred revenue	26,347	23,862
Liabilities under tax receivable agreement	359,009	278,865
Other long-term liabilities	13,103	22,897
TOTAL LIABILITIES	2,174,232	1,503,489
Commitments and contingencies (Note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value per share, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value per share, 750,000 shares authorized, 137,489 and 119,009 shares issued and outstanding, respectively	137	119
Class B common stock, $0.001 par value per share, 300,000 shares authorized, 104,515 and 121,640 shares issued and outstanding, respectively	105	122
Class C common stock, $0.001 par value per share, 75,000 shares authorized, none issued and outstanding	—	—
Additional paid in capital	313,982	266,129
(Accumulated deficit) retained earnings	(5,020)	9
Accumulated other comprehensive income	18	79
Total Switch, Inc. stockholders’ equity	309,222	266,458
Noncontrolling interest	304,436	344,509
TOTAL STOCKHOLDERS’ EQUITY	613,658	610,967
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,787,890	$2,114,456

The accompanying condensed notes are an integral part of these consolidated financial statements.
Switch, Inc. | Q3 2021 Form 10-Q | 2

Switch, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$158,104	$128,785	$430,660	$383,798
Cost of revenue	97,413	74,348	246,100	209,575
Gross profit	60,691	54,437	184,560	174,223
Selling, general and administrative expense	42,845	31,516	117,718	105,070
Income from operations	17,846	22,921	66,842	69,153
Other income (expense):
Interest expense, including $689, $439, $1,892, and $1,257, respectively, in amortization of debt issuance costs and original issue discounts	(15,166)	(6,554)	(34,121)	(20,682)
Loss on swaps	(3,853)	(1,559)	(3,618)	(23,257)
Loss on extinguishment of debt	(146)	(245)	(146)	(245)
Equity in net losses of investments	(326)	—	(925)	—
Gain on sale of equity method investment	—	—	5,374	—
Other	500	185	4,092	733
Total other expense	(18,991)	(8,173)	(29,344)	(43,451)
(Loss) income before income taxes	(1,145)	14,748	37,498	25,702
Income tax benefit (expense)	278	(1,515)	(4,287)	(2,622)
Net (loss) income	(867)	13,233	33,211	23,080
Less: net (loss) income attributable to noncontrolling interest	(498)	8,027	17,578	13,993
Net (loss) income attributable to Switch, Inc.	$(369)	$5,206	$15,633	$9,087

Net (loss) income per share (Note 11):
Basic	$(0.00)	$0.05	$0.12	$0.09
Diluted	$(0.00)	$0.05	$0.12	$0.08

Weighted average shares used in computing net (loss) income per share (Note 11):
Basic	136,292	108,690	131,067	102,703
Diluted	136,292	111,565	135,091	243,553

Other comprehensive (loss) income:
Foreign currency translation adjustment, net of reclassification adjustment and tax of $0	—	—	(474)	—
Comprehensive (loss) income	(867)	13,233	32,737	23,080
Less: comprehensive (loss) income attributable to noncontrolling interest	(498)	8,027	17,165	13,993
Comprehensive (loss) income attributable to Switch, Inc.	$(369)	$5,206	$15,572	$9,087

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q3 2021 Form 10-Q | 3

Switch, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balances—December 31, 2020	119,009	$119	121,640	$122	$266,129	$9	$79	$344,509	$610,967
Net income	—	—	—	—	—	11,641	—	12,753	24,394
Equity-based compensation expense	—	—	—	—	6,359	—	—	938	7,297
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	812	1	—	—	(5,622)	—	—	147	(5,474)
Dividends declared ($0.05 per share)	—	—	—	—	—	(6,562)	—	—	(6,562)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,696)	(5,696)
Exchanges of noncontrolling interest for Class A common stock	7,725	8	(7,725)	(8)	22,364	—	—	(22,364)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	(32,477)	—	—	—	(32,477)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	26,752	—	—	—	26,752
Foreign currency translation adjustment	—	—	—	—	—	—	(61)	(413)	(474)
Balances—March 31, 2021	127,546	128	113,915	114	283,505	5,088	18	329,874	618,727
Net income	—	—	—	—	—	4,361	—	5,323	9,684
Equity-based compensation expense	—	—	—	—	6,906	—	—	622	7,528
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	21	—	—	—	(777)	—	—	624	(153)
Issuance of Class A common stock upon exercise of stock options	181	—	—	—	1,232	—	—	1,838	3,070
Issuance of restricted stock awards	65	—	—	—	—	—	—	—	—
Dividends declared ($0.05 per share)	—	—	—	—	—	(6,716)	—	—	(6,716)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,532)	(5,532)
Exchanges of noncontrolling interest for Class A common stock	3,277	3	(3,277)	(3)	9,201	—	—	(9,201)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	(14,973)	—	—	—	(14,973)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	10,691	—	—	—	10,691
Balances—June 30, 2021	131,090	$131	110,638	$111	$295,785	$2,733	$18	$323,548	$622,326

Switch, Inc. | Q3 2021 Form 10-Q | 4

Switch, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands)
(unaudited)

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balances—June 30, 2021	131,090	$131	110,638	$111	$295,785	$2,733	$18	$323,548	$622,326
Net loss	—	—	—	—	—	(369)	—	(498)	(867)
Equity-based compensation expense	—	—	—	—	6,731	—	—	322	7,053
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	55	—	—	—	(1,113)	—	—	590	(523)
Issuance of Class A common stock upon exercise of stock options	215	—	—	—	2,780	—	—	878	3,658
Issuance of restricted stock awards	6	—	—	—	—	—	—	—	—
Dividends declared ($0.0525 per share)	—	—	—	—	—	(7,384)	—	—	(7,384)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,487)	(5,487)
Exchanges of noncontrolling interest for Class A common stock	6,123	6	(6,123)	(6)	14,917	—	—	(14,917)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	(32,694)	—	—	—	(32,694)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	27,576	—	—	—	27,576
Balances—September 30, 2021	137,489	$137	104,515	$105	$313,982	$(5,020)	$18	$304,436	$613,658

Switch, Inc. | Q3 2021 Form 10-Q | 5

Switch, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands)
(unaudited)

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balances—December 31, 2019	89,768	$90	151,047	$151	$204,711	$2,420	$79	$420,194	$627,645
Cumulative adjustment due to adoption of new credit loss standard	—	—	—	—	—	(67)	—	(82)	(149)
Net loss	—	—	—	—	—	(1,216)	—	(2,273)	(3,489)
Equity-based compensation expense	—	—	—	—	4,973	—	—	2,551	7,524
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	630	—	—	—	(3,375)	—	—	(536)	(3,911)
Dividends declared ($0.0294 per share)	—	—	—	—	—	(2,891)	—	—	(2,891)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,304)	(4,304)
Exchanges of noncontrolling interest for Class A common stock	4,637	5	(4,637)	(5)	13,403	—	—	(13,403)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	(19,198)	—	—	—	(19,198)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	16,610	—	—	—	16,610
Balances—March 31, 2020	95,035	95	146,410	146	217,124	(1,754)	79	402,147	617,837
Net income	—	—	—	—	—	5,097	—	8,239	13,336
Equity-based compensation expense	—	—	—	—	5,416	—	—	2,094	7,510
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	16	—	—	—	(330)	—	—	209	(121)
Issuance of Class A common stock upon exercise of stock options	169	—	—	—	596	—	—	2,280	2,876
Issuance of restricted stock awards	59	—	—	—	—	—	—	—	—
Dividends declared ($0.0294 per share)	—	—	—	—	—	(3,245)	—	—	(3,245)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(3,934)	(3,934)
Exchanges of noncontrolling interest for Class A common stock	11,488	12	(11,488)	(12)	31,840	—	—	(31,840)	—
Repurchase of common units and cancellation of Class B common stock	—	—	(1,126)	—	(7,758)	—	—	(12,242)	(20,000)
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	(52,811)	—	—	—	(52,811)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	44,394	—	—	—	44,394
Balances—June 30, 2020	106,767	$107	133,796	$134	$238,471	$98	$79	$366,953	$605,842

Switch, Inc. | Q3 2021 Form 10-Q | 6

Switch, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands)
(unaudited)

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders’ Equity
Balances—June 30, 2020	106,767	$107	133,796	$134	$238,471	$98	$79	$366,953	$605,842
Net income	—	—	—	—	—	5,206	—	8,027	13,233
Equity-based compensation expense	—	—	—	—	5,419	—	—	1,697	7,116
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	51	—	—	—	(1,538)	—	—	1,207	(331)
Issuance of Class A common stock upon exercise of stock options	7	—	—	—	57	—	—	68	125
Dividends declared ($0.05 per share)	—	—	—	—	—	(5,629)	—	—	(5,629)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(6,583)	(6,583)
Exchanges of noncontrolling interest for Class A common stock	2,129	2	(2,129)	(2)	5,236	—	—	(5,236)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	(9,605)	—	—	—	(9,605)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	4,915	—	—	—	4,915
Balances—September 30, 2020	108,955	$109	131,667	$132	$242,955	$(325)	$79	$366,133	$609,083

The accompanying condensed notes are an integral part of these consolidated financial statements.
Switch, Inc. | Q3 2021 Form 10-Q | 7

Switch, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,211	$23,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	125,214	105,322
Amortization of customer relationships	1,979	—
Loss on disposal of property and equipment	211	283
Deferred income taxes	4,287	2,622
Amortization of debt issuance costs and original issue discount	1,892	1,257
Credit loss expense	52	308
Unrealized (gain) loss on swaps	(9,292)	18,085
Loss on extinguishment of debt	146	245
Equity in net losses on investments	925	—
Gain on sale of equity method investment	(5,374)	—
Equity-based compensation	21,878	22,150
Amortization of portfolio energy credits	315	1,381
Cost of revenue for sales-type leases	150	3,436
Changes in operating assets and liabilities:
Accounts receivable	(5,950)	4,250
Prepaid expenses	1,442	1,688
Other current assets	(599)	1,053
Other assets	(2,192)	846
Accounts payable	10,882	2,709
Accrued salaries and benefits	8,781	7,580
Accrued interest	1,071	879
Accrued expenses and other	5,762	169
Deferred revenue	3,992	(4,803)
Customer deposits	1,436	998
Operating lease liabilities	(3,565)	(3,883)
Other long-term liabilities	(387)	(320)
Net cash provided by operating activities	196,267	189,335
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business, net of cash acquired	(409,094)	—
Acquisition of property and equipment	(331,659)	(249,096)
Purchase of portfolio energy credits	(2,252)	(1,381)
Purchase of equity method investment	(2,200)	—
Proceeds from sale of equity method investment	4,900	—
Proceeds from sale of property and equipment	2,033	2
Net cash used in investing activities	(738,272)	(250,475)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings, net of original issue discount	556,250	705,500
Repayment of borrowings, including finance lease liabilities	(20,105)	(465,221)
Payment of debt issuance costs	(4,822)	(1,460)
Change in long-term deposit	(3,835)	1,491
Payment of tax withholdings upon settlement of restricted stock unit awards	(6,492)	(4,508)
Proceeds from exercise of stock options	6,728	3,001
Repurchase of common units	—	(20,000)
Dividends paid to Class A common stockholders	(20,137)	(11,377)
Distributions paid to noncontrolling interest	(17,093)	(14,926)
Net cash provided by financing activities	490,494	192,500
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(51,511)	131,360
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	90,719	24,721
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$39,208	$156,081

Switch, Inc. | Q3 2021 Form 10-Q | 8

Switch, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$31,473	$18,946
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Increase (decrease) in liabilities incurred to acquire property and equipment	$10,526	$(16,323)
Increase (decrease) in accrued construction payables incurred related to long-term deposit	$3,138	$(459)
Increase in liabilities incurred related to deferred debt issuance costs	$—	$1,087
Increase in liabilities related to remaining purchase price for the acquisition of a business	$6,507	$—
Increase in liabilities related to purchase of portfolio energy credits	$175	$—
Decrease in noncontrolling interest as a result of exchanges for Class A common stock	$(46,482)	$(50,479)
Recognition of liabilities under tax receivable agreement	$80,144	$81,614
Increase in deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	$65,019	$65,919
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,380	$3,114
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$138
Decrease in distributions payable on unvested common units	$(378)	$(105)
Increase in dividends payable on unvested restricted stock units	$525	$388
Dividends payable settled with shares of Class A common stock	$342	$145
Increase in property and equipment related to transfer from long-term deposit	$—	$244
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$35,240	$156,081
Restricted cash	3,968	—
Total cash, cash equivalents, and restricted cash	$39,208	$156,081
The accompanying condensed notes are an integral part of these consolidated financial statements.
Switch, Inc. | Q3 2021 Form 10-Q | 9

Switch, Inc.
Condensed Notes to Consolidated Financial Statements
(unaudited)

Switch, Inc. | Q3 2021 Form 10-Q | 10

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
Management believes that the accompanying consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of these consolidated financial statements. The consolidated results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any other future annual or interim period.
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
Switch, Inc. | Q3 2021 Form 10-Q | 11

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
Restricted Cash
Restricted cash as of September 30, 2021 was comprised of amounts in escrow related to the acquisition of Data Foundry totaling $4.0 million. There was no restricted cash as of December 31, 2020. Restricted cash is classified based on the expiry of the restrictions.
Concentration of Credit and Other Risks
Although the Company operates primarily in Nevada, realization of its receivables and its future operations and cash flows could be affected by adverse economic conditions, both regionally and elsewhere in the United States. During the three months ended September 30, 2021 and 2020, the Company’s largest customer and its affiliates comprised 13% and 14%, respectively, of the Company’s revenue. During the nine months ended September 30, 2021, the Company’s largest customer and its affiliates comprised 15% and 14%, respectively, of the Company’s revenue. Two customers, one of which was the Company’s largest customer and its affiliates, accounted for 10% or more of total receivables, including net investments in sales-type leases, as of September 30, 2021. The Company’s largest customer and its affiliates accounted for 10% or more of total receivables, including net investments in sales-type leases, as of December 31, 2020.
Intangible Assets
Intangible assets, net consist of acquired customer relationships, portfolio energy credits, and other. Acquired customer relationships are amortized to selling, general and administrative expense on the consolidated statement of comprehensive (loss) income over the anticipated life of the relationships on a straight-line basis. Estimated future amortization of acquired customer relationships as of September 30, 2021 is $1.6 million for the year ending December 31, 2021 and $6.3 million for each of the years ending December 31, 2022, 2023, 2024, and 2025. See Note 3 “Acquisition” for more information. Portfolio energy credits are recorded at their cost when purchased and are amortized to cost of revenue on the consolidated statements of comprehensive (loss) income when utilized in operations. Other intangible assets consist of indefinite-lived domain names and internet protocol addresses recorded at their cost when purchased. Accumulated amortization of intangible assets was $9.0 million and $6.7 million as of September 30, 2021 and December 31, 2020, respectively.
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
Foreign Currency Translation
During the nine months ended September 30, 2021, foreign currency translation gains of $0.1 million and $0.4 million related to the sale of the Company’s ownership interest in SUPERNAP International, S.A. (“SUPERNAP International”) were reclassified from accumulated other comprehensive income and noncontrolling interest, respectively, to net income. These amounts are included within gain on sale of equity method investment on the consolidated statement of comprehensive (loss) income. See Note 5 “Equity Method Investments” for more information.

Switch, Inc. | Q3 2021 Form 10-Q | 12

Revenue Recognition
Contract Balances
The opening and closing balances of the Company’s contract assets, net of allowance for credit losses, and deferred revenue are as follows:

	Contract Assets, Current Portion(1)	Contract Assets(2)	Deferred Revenue, Current Portion(3)	Deferred Revenue(4)
	(in thousands)
December 31, 2020	$—	$3,997	$14,870	$23,862
September 30, 2021	189	4,225	16,377	26,347
Change	$189	$228	$1,507	$2,485
________________________________________
(1)Amounts are included within other current assets on the Company’s consolidated balance sheets.
(2)Amounts are included within other assets on the Company’s consolidated balance sheets.
(3)Amounts include $1.4 million and $1.7 million of deferred revenue related to leases as of September 30, 2021 and December 31, 2020, respectively.
(4)Amounts include $3.6 million and $2.7 million of deferred revenue related to leases as of September 30, 2021 and December 31, 2020, respectively.
The differences between the opening and closing balances of the Company’s deferred revenue primarily result from timing differences between the Company’s satisfaction of performance obligations and the associated customer payments. Revenue recognized from the balance of deferred revenue as of December 31, 2020 was $1.8 million and $6.5 million during the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2021, no impairment losses related to contract assets were recognized on the consolidated statements of comprehensive (loss) income.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized in future periods. These amounts totaled $814.7 million as of September 30, 2021, 43%, 48%, and 8% of which is expected to be recognized over the next year, one to three years, and three to five years, respectively, with the remainder recognized thereafter. The remaining performance obligations do not include estimates of variable consideration related to unsatisfied performance obligations, such as the usage of metered power, or any contracts that could be terminated without significant penalties.
Fair Value Measurements
Information about the Company’s financial assets and liabilities measured at fair value on a recurring basis is presented below:

		September 30, 2021
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Assets:
Cash equivalents	Cash and cash equivalents	$5,270	$5,270	$—	$—
Liabilities:
Interest rate swaps	Swap liability, current portion	$9,334	$—	$9,334	$—
Interest rate swaps	Other long-term liabilities	$11,315	$—	$11,315	$—
Switch, Inc. | Q3 2021 Form 10-Q | 13

		December 31, 2020
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Assets:
Cash equivalents	Cash and cash equivalents	$60,664	$60,664	$—	$—
Liabilities:
Interest rate swaps	Swap liability, current portion	$9,418	$—	$9,418	$—
Interest rate swaps	Other long-term liabilities	$20,523	$—	$20,523	$—
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
The Company enters into interest rate swap agreements to manage its interest rate risk associated with variable-rate borrowings. In January and February 2019, Switch, Ltd. entered into four interest rate swap agreements; whereby, Switch, Ltd. will pay a weighted average fixed interest rate (excluding the applicable interest margin) of 2.48% on notional amounts corresponding to borrowings of $400.0 million in exchange for receipts on the same notional amount at a variable interest rate based on the applicable LIBOR at the time of payment. The interest rate swap agreements mature in June 2024 and are not designated as hedging instruments. Resulting gains and losses from these derivatives, inclusive of periodic net settlement amounts, were recorded in loss on swaps on the consolidated statements of comprehensive (loss) income. The Company recorded losses on interest rate swaps of $1.1 million and $1.6 million for the three months ended September 30, 2021 and 2020, respectively. The Company recorded a gain on interest rate swaps of $1.3 million for the nine months ended September 30, 2021 and a loss on interest rate swaps of $23.3 million for the nine months ended September 30, 2020.
The Company enters into power swap agreements to manage its exposure to adverse changes in the price of power. In June 2021, a wholly-owned subsidiary of Switch, Ltd. entered into four power swap agreements comprising of power paid at fixed prices in exchange for receipts on power sales based on the variable prices at the time of settlement. The power swap agreements matured in August 2021 and were not designated as hedging instruments. Resulting gains and losses from these derivatives, inclusive of periodic net settlement amounts, were recorded in loss on swaps on the consolidated statements of comprehensive (loss) income. The Company recorded a loss on power swaps of $2.8 million and $4.9 million for the three and nine months ended September 30, 2021, respectively.
Recent Accounting Pronouncements
ASU 2021-05–Leases
In July 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-05, Leases (Topic 842)–Lessors–Certain Leases with Variable Payments (“ASU 2021-05”). The amendments in this update modify the lease classification requirements for lessors such that any variable lease payments that do
Switch, Inc. | Q3 2021 Form 10-Q | 14

not depend on a reference index or a rate would be included in the initial lease measurement if (i) the lease would be classified as a sales-type lease or a direct financing lease and (ii) the lessor would have otherwise recognized a day-one loss. The amendments are effective immediately for entities that have already adopted Topic 842. The Company elected to adopt this guidance prospectively as of June 30, 2021. The adoption of this guidance did not materially impact the Company’s consolidated financial statements.
ASU 2021-08–Business Combinations
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805)–Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). The amendments in this update require contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The amendments in ASU 2021-08 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements. The Company has not decided if early adoption will be considered.
Reclassifications
Certain amounts in the accompanying consolidated balance sheet as of December 31, 2020 and the consolidated statement of cash flows for the nine months ended September 30, 2020 have been reclassified to be consistent with the current period presentation. These reclassifications were to (i) separately present intangible assets, net from other assets on the consolidated balance sheet, (ii) separately present the change in accrued interest from the change in accrued expenses and other on the consolidated statement of cash flows, and (iii) present certain debt discounts net of proceeds from borrowings on the consolidated statement of cash flows. The reclassifications had no impact on the Company’s financial condition, results of operations, or net cash flows.
3. Acquisition
On June 7, 2021, Switch, Ltd. acquired all of the equity interests of Data Foundry and certain real property interests used in connection with Data Foundry’s operations for an estimated total cash consideration of $415.6 million, which includes an estimated $6.5 million to be paid over the next 12 months following the acquisition date upon the finalization of certain closing conditions, and net of cash, cash equivalents, and restricted cash acquired of $4.6 million. Switch, Ltd. funded this acquisition by issuing $500.0 million aggregate principal amount of its 4.125% senior unsecured notes due 2029 (see Note 6 “Long-Term Debt” for additional information). Data Foundry is a carrier-neutral provider of colocation space and related services with data centers in Austin and Houston, Texas. The acquisition is expected to complement and diversify the Company’s existing geographic footprint and revenue exposure by providing future expansion opportunities in Texas. The Company accounted for this acquisition as a business combination.
Acquisition-related costs of $0.1 million and $4.5 million were recorded within selling, general and administrative expense on the consolidated statements of comprehensive (loss) income for the three and nine months ended September 30, 2021, respectively.

Switch, Inc. | Q3 2021 Form 10-Q | 15

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on preliminary estimates of fair value at the acquisition date is as follows (in thousands):

Cash and cash equivalents	$4,486
Restricted cash	78
Accounts receivable	1,461
Prepaid expenses	2,080
Property and equipment	188,111
Operating lease right-of-use assets(1)	3,946
Goodwill	106,473
Customer relationships(2)	125,000
Other assets	10
Total assets acquired	$431,645

Accounts payable	$(1,437)
Accrued salaries and benefits	(561)
Accrued expenses and other	(1,532)
Accrued construction payables	(1,558)
Customer deposits	(2,447)
Operating lease liability, current portion	(461)
Operating lease liability	(3,486)
Total liabilities assumed	$(11,482)
Net assets acquired	$420,163
________________________________________
(1)Included within other assets on the consolidated balance sheet.
(2)Included within intangible assets, net on the consolidated balance sheet with an amortization period of 20 years.

Estimated fair value of property and equipment acquired consists of the following at the acquisition date (in thousands):

Land and land improvements	$23,516
Buildings, building improvements, and leasehold improvements	74,596
Data center equipment	82,320
Core network equipment	36
Computer equipment, furniture and fixtures	2,642
Finance lease right-of-use assets	3,000
Construction in progress	2,001
Total property and equipment	$188,111
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
Switch, Inc. | Q3 2021 Form 10-Q | 16

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
Data Foundry contributed $12.0 million to revenue and $0.1 million to net income attributable to Switch, Inc. for the three months ended September 30, 2021, and $15.3 million to revenue and $0.3 million to net income attributable to Switch, Inc. for the nine months ended September 30, 2021. Supplemental pro forma results of operations for the Company, assuming the acquisition had occurred on January 1, 2020, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue	$158,104	$141,143	$451,117	$421,714
Net (loss) income attributable to Switch, Inc.	$(342)	$3,397	$13,376	$1,872
The above supplemental pro forma results of operations include the following adjustments and related income tax and noncontrolling interest impacts after applying the Company’s accounting policies:
•additional depreciation and amortization expense reflecting the fair value adjustments to property and equipment and intangible assets;
•adjustment to interest expense to reflect the removal of Data Foundry’s debt and the issuance of Switch, Ltd.’s $500.0 million aggregate principal amount of its 4.125% senior unsecured notes due 2029 in conjunction with the acquisition; and
•adjustment to reflect acquisition-related costs incurred during the three and nine months ended September 30, 2021 as incurred during the nine months ended September 30, 2020.
4. Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
Land and land improvements	$312,343	$286,706
Buildings, building improvements, and leasehold improvements	687,321	532,938
Substation equipment	19,780	19,780
Data center equipment	1,511,350	1,230,623
Vehicles	2,052	1,974
Core network equipment	40,990	37,327
Fiber facilities	14,643	14,441
Computer equipment, furniture and fixtures	52,070	42,243
Finance lease right-of-use assets	75,933	72,951
Construction in progress	245,340	198,355
Property and equipment, gross	2,961,822	2,437,338
Less: accumulated depreciation and amortization	(823,277)	(699,923)
Property and equipment, net	$2,138,545	$1,737,415
Accumulated amortization for finance lease right-of-use assets totaled $16.0 million and $14.3 million as of September 30, 2021 and December 31, 2020, respectively.
During the nine months ended September 30, 2021 and 2020, capitalized interest was $4.7 million and $3.0 million, respectively.
Switch, Inc. | Q3 2021 Form 10-Q | 17

Total depreciation and amortization of property and equipment recognized on the consolidated statements of comprehensive (loss) income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$44,045	$35,614	$122,000	$101,725
Selling, general and administrative expense	1,093	1,177	3,214	3,597
Total depreciation and amortization of property and equipment	$45,138	$36,791	$125,214	$105,322
5. Equity Method Investments
In February 2021, the Company acquired SUPERNAP International’s 30% ownership interest in SUPERNAP (Thailand) Company Limited (“SUPERNAP Thailand”), the entity which has deployed a data center facility in Thailand, for $2.2 million and sold its 50% ownership interest in SUPERNAP International for $4.9 million, thus disposing of its interest in the data center facility deployed in Italy. As a result of this transaction, the Company recorded a gain on sale of equity method investment of $5.4 million, which includes $0.5 million in foreign currency translation gains realized, for the nine months ended September 30, 2021 on the consolidated statement of comprehensive (loss) income.
As of September 30, 2021, the Company held a 30% ownership interest in SUPERNAP Thailand, the investment of which was accounted for under the equity method of accounting. The Company’s share of net loss recorded for the three and nine months ended September 30, 2021 was $0.3 million and $0.9 million, respectively. As of September 30, 2021, the Company’s net investment of $1.3 million was recorded within other assets on the consolidated balance sheet.
6. Long-Term Debt
Long-term debt consists of the following:

	September 30,	December 31,
	2021	2020
	(in thousands)
3.75% senior unsecured notes, due September 2028	$600,000	$600,000
4.125% senior unsecured notes, due June 2029	500,000	—
Term loan facility, interest paid at the defined LIBOR rate plus applicable interest margin (2.09% and 2.40% at September 30, 2021 and December 31, 2020, respectively), due July 2028	400,000	400,000
Revolving credit facility, interest paid at the defined LIBOR rate plus applicable interest margin (1.58% at September 30, 2021), due July 2026	40,000	—
Long-term debt, gross	1,540,000	1,000,000
Less: unamortized debt issuance costs and original issue discount	(13,508)	(8,787)
Long-term debt, net	$1,526,492	$991,213
Credit Agreement
In June 2017, Switch, Ltd. entered into an amended and restated credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and certain other lenders, consisting of a term loan facility (the “Term Loan Facility”), maturing on June 27, 2024, and a $500.0 million revolving credit facility (the “Revolving Credit Facility,” and, together with the Term Loan Facility, the “Credit Facilities”), maturing on June 27, 2022. In September 2020, Switch, Ltd. entered into a second amendment to the Credit Agreement (“Second Amendment”) to, among other things, extend the maturity of its Revolving Credit Facility to June 27, 2023, modify the ratio used for the financial covenant and certain basket availability tests, and refresh or increase certain baskets for restricted payments, investments, and junior debt payments. In connection with this amendment, a partial repayment was applied to the Term Loan Facility to reduce its principal amount to $400.0 million, which is due upon maturity. Additionally, certain lenders exited the Revolving Credit Facility, which resulted in a $0.2 million loss on extinguishment of debt during the three and nine months ended September 30, 2020. In July 2021, Switch, Ltd. entered into a third amendment to the Credit Agreement (together with the Second Amendment, the “Amended Credit Agreement”) to, among other things, extend the maturity of the Revolving Credit Facility to July 29, 2026, extend the maturity of its Term Loan Facility to July 29, 2028, and reduce the applicable margin on the Credit
Switch, Inc. | Q3 2021 Form 10-Q | 18

Facilities. In connection with this amendment, the Company recorded $1.8 million in third-party costs during the three and nine months ended September 30, 2021 within interest expense on its consolidated statements of comprehensive (loss) income as a result of modification accounting. Additionally, certain lenders exited the Credit Facilities, which resulted in a $0.1 million loss on extinguishment of debt during the three and nine months ended September 30, 2021.
The Amended Credit Agreement contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations on incurring additional debt, incurring additional liens, encumbrances or contingent liabilities, and paying distributions or making certain other restricted payments (with certain exceptions and baskets, including a restricted payment basket of $50.0 million per fiscal year). The Amended Credit Agreement also requires Switch, Ltd. to maintain compliance with a consolidated secured leverage ratio (as defined in the Amended Credit Agreement) of 4.00 to 1.00 for each fiscal quarter.
As of September 30, 2021, the Company had $453.1 million of available borrowing capacity under the Revolving Credit Facility, net of outstanding letters of credit.
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
Switch, Inc. | Q3 2021 Form 10-Q | 19

default under the notes will allow either the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding Notes to accelerate, or in certain cases, will automatically cause the acceleration of the maturity of all outstanding Notes.
Fair Value
The estimated fair value of the Company’s long-term debt as of September 30, 2021 and December 31, 2020 was approximately $1.57 billion and $1.01 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount, of $1.54 billion and $1.00 billion, respectively. The estimated fair value of the Company’s long-term debt was based on Level 2 inputs using quoted market prices on or about September 30, 2021 and December 31, 2020, respectively.
7. Commitments and Contingencies
Operating Leases
During the three months ended September 30, 2021 and 2020, lease costs related to operating leases were $2.0 million and $1.8 million, respectively. During the nine months ended September 30, 2021 and 2020, lease costs related to operating leases were $5.4 million and $5.7 million, respectively. Related party lease costs included in these amounts were $1.2 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively, and $3.6 million and $3.5 million for the nine months ended September 30, 2021 and 2020, respectively.
Legal Proceedings
On September 7, 2017, Switch, Ltd. and Switch, Inc. were named in a lawsuit filed in the U.S. District Court for the District of Nevada by V5 Technologies formerly d/b/a Cobalt Data Centers. Switch, Inc. has been dismissed from the case. The lawsuit alleges, among other things, that Switch, Ltd. monopolized the Las Vegas Metropolitan area of Southern Nevada’s data center colocation market and engaged in unfair business practices leading to the failure of Cobalt Data Centers in 2015 and seeks monetary damages in an amount yet to be disclosed. Discovery closed in February 2020. In January 2021, summary judgment was granted in Switch, Ltd.’s favor dismissing all but four of the claims and a partial motion for summary judgment by Cobalt Data Centers was fully denied. The scope of the alleged damages against Switch, Ltd. was also narrowed. Trial is currently scheduled to begin in mid-November 2021, and Switch, Ltd. is vigorously defending the remaining claims in the case.
On September 12, 2017, Switch, Ltd. filed a complaint in the Eighth Judicial District of Nevada against the consultant, Stephen Fairfax, and his business, MTechnology Inc. Among other claims, Switch raised allegations of breach of contract and misappropriation of trade secrets. The complaint also alleged that Aligned Data Centers LLC (“Aligned”) hired Mr. Fairfax and MTechnology Inc. to design their data centers; that this consultant had toured Switch under a non-disclosure agreement; and that this consultant breached his confidentiality agreements with Switch by using Switch’s designs to design the Aligned data centers. Discovery has concluded and the parties are undertaking settlement negotiations.
Four substantially similar putative class action complaints, captioned Martz v. Switch, Inc. et al. (filed April 20, 2018); Palkon v. Switch, Inc. et al. (filed April 30, 2018); Chun v. Switch, Inc. et al. (filed May 11, 2018); and Silverberg v. Switch, Inc. et al. (filed June 6, 2018), were filed in the Eighth Judicial District of Nevada, and subsequently consolidated into a single case (the “State Court Securities Action”). Additionally, on June 11, 2018, one putative class action complaint captioned Cai v. Switch, Inc. et al. was filed in the United States District Court for the District of New Jersey (the “Federal Court Securities Action,” and collectively with the State Court Securities Action, the “Securities Actions”) and subsequently transferred to the Eighth Judicial District of Nevada in August 2018 and the federal court appointed Oscar Farach lead plaintiff. These lawsuits were filed against Switch, Inc., certain current and former officers and directors and certain underwriters of Switch, Inc.’s IPO alleging federal securities law violations in connection with the IPO. These lawsuits were brought by purported stockholders of Switch, Inc. seeking to represent a class of stockholders who purchased Class A common stock in or traceable to the IPO, and seek unspecified damages and other relief. With respect to the Federal Court Securities Action, in July 2020, the federal court entered a judgment in favor of Switch, Inc. and all of the other defendants. With respect to the State Court Securities Action, in February 2021, the court granted Switch, Inc.’s motion to dismiss. The deadlines for plaintiffs to appeal both judgments have passed, so the Securities Actions have been resolved in favor of Switch, Inc. and all of the other defendants.
On September 10, 2018, two purported stockholders of Switch, Inc. filed substantially similar shareholder derivative complaints, respectively captioned Liu v. Roy et al., and Zhao v. Roy et al., in the Eighth Judicial District of Nevada, which were subsequently consolidated into a single case (Case No.: A-18-780831-B) (the “Derivative Shareholder Action”). These lawsuits allege breaches of fiduciary duty, unjust enrichment, waste of corporate assets, abuse of
Switch, Inc. | Q3 2021 Form 10-Q | 20

control, and gross mismanagement against certain current and former officers and directors of Switch, Inc. The plaintiffs also named Switch, Inc. as a nominal defendant. The complaints arise generally from the same allegations described in the State Court Securities Action and Federal Court Securities Action, both of which have been resolved in Switch, Inc.’s favor. Following the dismissal with prejudice of the Securities Actions, in August 2021, the court granted the parties’ stipulation to dismiss the Derivative Shareholder Action without prejudice.
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
8. Income Taxes
The Company recorded net increases in deferred tax assets of $27.6 million and $65.0 million during the three and nine months ended September 30, 2021, respectively, and $4.9 million and $65.9 million during the three and nine months ended September 30, 2020, respectively, with a corresponding increase to additional paid in capital, resulting from changes in the outside basis difference on Switch, Inc.’s investment in Switch, Ltd. The Company has determined it is more-likely-than-not that it will be able to realize this deferred tax asset in the future.

Tax Receivable Agreement
The Company has recorded a liability under the tax receivable agreement of $359.0 million and $278.9 million as of September 30, 2021 and December 31, 2020, respectively, of which $68.5 million and $56.8 million is owed to certain named executive officers of the Company and members of its Board of Directors as of September 30, 2021 and December 31, 2020, respectively. The tax receivable agreement provides for the payment of 85% of the amount of the tax benefits, if any, that Switch, Inc. is deemed to realize as a result of increases in the tax basis of its ownership in Switch, Ltd. related to exchanges of noncontrolling interest for Class A common stock. No amounts are expected to be paid within the next 12 months.
9. Equity-Based Compensation
Total equity-based compensation recognized on the consolidated statements of comprehensive (loss) income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$560	$475	$1,747	$1,415
Selling, general and administrative expense	6,493	6,641	20,131	20,735
Total equity-based compensation	$7,053	$7,116	$21,878	$22,150
Switch, Inc. | Q3 2021 Form 10-Q | 21

10. Noncontrolling Interest
Ownership
Switch, Inc. owns an economic interest in Switch, Ltd., where “economic interest” means the right to receive any distributions, whether cash, property, or securities of Switch, Ltd., in connection with Common Units. Switch, Inc. presents interest held by noncontrolling interest holders within noncontrolling interest in the consolidated financial statements. During the nine months ended September 30, 2021 and 2020, Switch, Inc. issued an aggregate of 17.1 million shares and 18.3 million shares, respectively, of Class A common stock to members in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Switch, Inc.’s Class B common stock. Such retired shares of Class B common stock may not be reissued. The redemptions occurred pursuant to the terms of the Switch operating agreement entered into in connection with the Company’s IPO.
The ownership of the Common Units is summarized as follows:

	September 30, 2021		December 31, 2020
	Units (in thousands)	Ownership %	Units (in thousands)	Ownership %
Switch, Inc.’s ownership of Common Units(1)	137,418	56.9%	118,934	49.8%
Noncontrolling interest holders’ ownership of Common Units(2)	104,117	43.1%	120,045	50.2%
Total Common Units	241,535	100.0%	238,979	100.0%
________________________________________
(1)Common Units held by Switch, Inc. exclude 71,000 and 75,000 Common Units underlying unvested restricted stock awards as of September 30, 2021 and December 31, 2020, respectively.
(2)Common Units held by noncontrolling interest holders exclude 0.4 million and 1.6 million unvested Common Unit awards as of September 30, 2021 and December 31, 2020, respectively.
The Company uses the weighted average ownership percentages during the period to calculate the income or loss before income taxes attributable to Switch, Inc. and the noncontrolling interest holders of Switch, Ltd.

11. Net (Loss) Income Per Share
The following table sets forth the calculation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Net (loss) income per share:
Numerator—basic:
Net (loss) income attributable to Switch, Inc.—basic	$(369)	$5,206	$15,633	$9,087
Numerator—diluted:
Net (loss) income attributable to Switch, Inc.—basic	$(369)	$5,206	$15,633	$9,087
Effect of dilutive securities:
Shares of Class B and Class C common stock	—	—	—	10,806
Net (loss) income attributable to Switch, Inc.—diluted	$(369)	$5,206	$15,633	$19,893
Denominator—basic:
Weighted average shares outstanding—basic	136,292	108,690	131,067	102,703
Net (loss) income per share—basic	$(0.00)	$0.05	$0.12	$0.09
Denominator—diluted:
Weighted average shares outstanding—basic	136,292	108,690	131,067	102,703
Weighted average effect of dilutive securities:
Stock options	—	1,462	2,510	1,415
Restricted stock units	—	1,358	1,431	1,139
Dividend equivalent units	—	45	44	35
Restricted stock awards	—	10	39	42
Shares of Class B and Class C common stock	—	—	—	138,219
Weighted average shares outstanding—diluted	136,292	111,565	135,091	243,553
Net (loss) income per share—diluted	$(0.00)	$0.05	$0.12	$0.08
Switch, Inc. | Q3 2021 Form 10-Q | 22

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Stock options(1)	8,641	1,117	—	1,117
Restricted stock units(1)	3,484	28	200	28
Dividend equivalent units(1)	41	—	—	—
Restricted stock awards(1)	71	—	6	—
Performance-vesting restricted stock units(1)	277	—	277	—
Shares of Class B and Class C common stock(2)	104,515	131,667	104,515	—
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
12. Segment Reporting
The Company’s chief operating decision maker is its Chief Executive Officer. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. All of the Company’s assets are maintained in the United States, although the Company holds an equity method investment in an entity with foreign operations. The Company derives almost all of its revenue from sales to customers in the United States, based upon the billing address of the customer. Revenue derived from customers outside the United States, based upon the billing address of the customer, was less than 2% of revenue for each of the three and nine months ended September 30, 2021 and 2020.
The Company’s revenue is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Colocation	$125,945	$105,112	$347,544	$308,947
Connectivity	29,305	22,450	76,101	70,394
Other	2,854	1,223	7,015	4,457
Total revenue	$158,104	$128,785	$430,660	$383,798
13. Subsequent Events
In October 2021, the Company borrowed $40.0 million under its Revolving Credit Facility.
In October and November 2021, Switch, Inc. issued an aggregate of 3.6 million and 2.6 million shares, respectively, of Class A common stock to members in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of shares of Class B common stock. Such retired shares of Class B common stock may not be reissued. The redemptions occurred pursuant to the terms of the Switch operating agreement entered into in connection with the Company’s IPO.
In November 2021, Switch, Inc.’s Board of Directors declared a dividend of $0.0525 per share of Class A common stock, for a total estimated to be $7.5 million, to be paid on December 1, 2021 to holders of record as of November 19, 2021. Prior to the payment of this dividend, Switch, Ltd. will make a cash distribution to all holders of record of Common Units, including Switch, Inc., of $0.0525 per Common Unit, for a total estimated to be $12.7 million.

Switch, Inc. | Q3 2021 Form 10-Q | 23

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

Switch, Inc. | Q3 2021 Form 10-Q | 24

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
Growth and Expansion Activities. Our future revenue growth will depend on our ability to maintain our existing revenue base while expanding and increasing utilization at our existing and developing Prime Campus locations. Our existing Prime Campus locations currently encompass 16 colocation facilities with an aggregate of up to 5.1 million GSF of space and up to 510 megawatts of power. As of September 30, 2021, the utilization rates at these Prime Campuses, based on currently available cabinets, were approximately 92%, 97%, 100%, 82%, and 79% at The Core Campus, The Citadel Campus, The Pyramid Campus, The Keep Campus, and The Rock Campus, respectively. Each of our existing Primes has room for further expansion. We may be unable to attract customers to our data centers or retain them for a number of reasons, including if we fail to provide competitive pricing terms, provide space that is deemed to be inferior to that of our competitors or are unable to provide services that our existing and potential customers desire.
Cost of Power. We are a large consumer of power, and the cost of energy accounts for a significant portion of our cost of revenue. We require power supply to provide many services we offer, such as powering and cooling our customers’ IT equipment and operating critical data center plant and equipment infrastructure. Pursuant to our service agreements, we provide our customers with a committed level of power supply availability and we have committed to operating our data centers with 100% clean and renewable energy. Most of our customer agreements provide the ability to increase our prices in response to an increase in the cost of energy; however, our gross profit can be adversely affected by increases in our cost of energy if we choose not to pass along the increases to our customers. For instance, historically, we generally have intentionally not passed along the seasonal increase in energy costs during the summer months to the full extent permitted under our contracts in order to avoid seasonal adjustments to our customer pricing, and that practice has, therefore, resulted in a decrease in our gross profit in those periods. In July 2021, we increased certain customer pricing in response to an increase in the cost of energy. As an unbundled purchaser of energy in Nevada, we are able to purchase power in the open market through long-term power contracts, which we believe reduces variability of energy costs. Our existing customers may not renew their contracts with us or may reduce the services purchased from us, or we may be unable to attract new customers, if we experience increased energy costs or limited availability of power resources, including clean and renewable energy. Our brand or reputation could be adversely affected if we are unable to operate our data centers with 100% clean and renewable energy.
Capital Expenditures. Our growth and expansion initiatives require significant capital. The costs of constructing, developing, operating and maintaining data centers, and growing our operations are substantial. While we strive to match the growth of our facilities to the demand for services, we still must spend significant amounts before we receive any revenue. If we are unable to generate sufficient capital to meet our anticipated capital requirements, our growth could slow and operations could be adversely affected. Our maintenance capital expenditures were $9.4 million for the nine months ended September 30, 2021.
Growth in Customers. Our results of operations could be significantly affected by the growth or reduction of our customer base. We have over 1,300 customers, including some of the world’s largest technology and digital media companies, cloud, IT and software providers, financial institutions, and network and telecommunications providers.
Switch, Inc. | Q3 2021 Form 10-Q | 25

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)
Recurring revenue	$153,932	$125,963	$420,331	$369,178
Capital expenditures	$135,873	$82,644	$331,659	$249,096
Adjusted EBITDA	$76,894	$67,159	$229,305	$197,764
Adjusted EBITDA margin	48.6%	52.1%	53.2%	51.5%
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

The following table sets forth a reconciliation of recurring revenue to total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Recurring revenue	$153,932	$125,963	$420,331	$369,178
Non-recurring revenue	4,172	2,822	10,329	14,620
Revenue	$158,104	$128,785	$430,660	$383,798
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
Our Adjusted EBITDA and Adjusted EBITDA margin are not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to measures prepared in accordance with GAAP. We present Adjusted EBITDA and Adjusted EBITDA margin because we believe certain investors use them as measures of a company’s historical operating performance and its ability to service and incur debt and make capital expenditures. We believe that the inclusion of certain adjustments in presenting Adjusted EBITDA and Adjusted EBITDA margin is appropriate to provide additional information to investors because Adjusted EBITDA and Adjusted EBITDA margin exclude certain items that we believe are not indicative of our core operating performance and that are not excluded
Switch, Inc. | Q3 2021 Form 10-Q | 26

in the calculation of EBITDA. Adjusted EBITDA is also similar to the measures used under the debt covenants included in our credit facilities, except that the definition used in our credit facilities does not exclude certain cash gains or litigation expense. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making.
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
The following table sets forth a reconciliation of our net (loss) income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net (loss) income	$(867)	$13,233	$33,211	$23,080
Interest expense	15,166	6,554	34,121	20,682
Interest income(1)	(36)	(39)	(113)	(116)
Income tax (benefit) expense	(278)	1,515	4,287	2,622
Depreciation and amortization of property and equipment	45,138	36,791	125,214	105,322
Amortization of customer relationships	1,562	—	1,979	—
Loss on disposal of property and equipment	32	185	211	283
Equity-based compensation	7,053	7,116	21,878	22,150
Loss on swaps	3,853	1,559	3,618	23,257
Loss on extinguishment of debt	146	245	146	245
Equity in net losses of investments	326	—	925	—
Acquisition-related costs(2)	82	—	4,485	—
Litigation expense(2)	4,717	—	4,717	239
Gain on sale of equity method investment	—	—	(5,374)	—
Adjusted EBITDA	$76,894	$67,159	$229,305	$197,764
________________________________________
(1)Interest income is included in the “Other” line of other income (expense) in our consolidated statements of comprehensive (loss) income.
(2)Acquisition-related costs and litigation expense are included in the “Selling, general and administrative expense” line in our consolidated statements of comprehensive (loss) income.
Components of Results of Operations
Revenue
During each of the three and nine months ended September 30, 2021 and 2020, we derived more than 96% of our revenue from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing and leasing of cabinet space and power and (2) connectivity services, which include cross-connects, broadband services and external connectivity. The remainder of our revenue is from non-recurring revenue, which primarily includes installation services related to a customer’s initial deployment. The majority of our revenue contracts are classified as licenses, with the exception of certain contracts that contain lease components. Based on the current growth stage of our business, we expect increases in revenue to be driven primarily by increases in volume, rather than changes in the prices we charge to our customers.
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
Switch, Inc. | Q3 2021 Form 10-Q | 27

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
Loss on Swaps
Loss on swaps consists of changes in the fair value of interest rate swaps used to mitigate our exposure to interest rate risk and power swaps used to mitigate our exposure to adverse changes in the price of power, inclusive of periodic net settlement amounts.
Loss on Extinguishment of Debt
Loss on extinguishment of debt consists of losses resulting from certain lenders exiting our credit facilities in connection with amending our credit agreement.
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
Switch, Inc. | Q3 2021 Form 10-Q | 28

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
Noncontrolling Interest
We consolidate the financial results of Switch, Ltd. and report a noncontrolling interest on our consolidated statements of comprehensive (loss) income, representing the portion of net income or loss and comprehensive income or loss attributable to the noncontrolling interest. The weighted average ownership percentages during the period are used to calculate the net income or loss and other comprehensive income or loss attributable to Switch, Inc. and the noncontrolling interest.
Results of Operations
The following table sets forth our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$158,104	$128,785	$430,660	$383,798
Cost of revenue	97,413	74,348	246,100	209,575
Gross profit	60,691	54,437	184,560	174,223
Selling, general and administrative expense	42,845	31,516	117,718	105,070
Income from operations	17,846	22,921	66,842	69,153
Other income (expense):
Interest expense, including amortization of debt issuance costs and original issue discount	(15,166)	(6,554)	(34,121)	(20,682)
Loss on swaps	(3,853)	(1,559)	(3,618)	(23,257)
Loss extinguishment of debt	(146)	(245)	(146)	(245)
Equity in net losses of investments	(326)	—	(925)	—
Gain on sale of equity method investment	—	—	5,374	—
Other	500	185	4,092	733
Total other expense	(18,991)	(8,173)	(29,344)	(43,451)
(Loss) income before income taxes	(1,145)	14,748	37,498	25,702
Income tax benefit (expense)	278	(1,515)	(4,287)	(2,622)
Net (loss) income	(867)	13,233	33,211	23,080
Less: net (loss) income attributable to noncontrolling interest	(498)	8,027	17,578	13,993
Net (loss) income attributable to Switch, Inc.	$(369)	$5,206	$15,633	$9,087

Switch, Inc. | Q3 2021 Form 10-Q | 29

The following table sets forth the consolidated statements of income data presented as a percentage of revenue. Amounts may not sum due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue	62	58	57	55
Gross profit	38	42	43	45
Selling, general and administrative expense	27	24	27	27
Income from operations	11	18	16	18
Other income (expense):
Interest expense, including amortization of debt issuance costs and original issue discount	(10)	(5)	(8)	(5)
Loss on swaps	(2)	(1)	(1)	(6)
Loss on extinguishment of debt	—	—	—	—
Equity in net losses of investments	—	—	—	—
Gain on sale of equity method investment	—	—	1	—
Other	—	—	1	—
Total other expense	(12)	(6)	(7)	(11)
(Loss) income before income taxes	(1)	11	9	7
Income tax benefit (expense)	—	(1)	(1)	(1)
Net (loss) income	(1)	10	8	6
Less: net (loss) income attributable to noncontrolling interest	—	6	4	4
Net (loss) income attributable to Switch, Inc.	—%	4%	4%	2%
Comparison of the Three Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Colocation	$125,945	$105,112	$20,833	20%
Connectivity	29,305	22,450	6,855	31%
Other	2,854	1,223	1,631	133%
Revenue	$158,104	$128,785	$29,319	23%
Revenue increased by $29.3 million, or 23%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was attributable to $12.0 million contributed by Data Foundry, with 24% of the remaining increase attributable to revenue from new customers initiating service after September 30, 2020, and 76% attributable to increased revenue from existing customers. Our revenue churn rate, which we define as the reduction in recurring revenue attributable to customer terminations or non-renewal of expired contracts, divided by revenue at the beginning of the period, was 0.2% during each of the three months ended September 30, 2021 and 2020.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$97,413	$74,348	$23,065	31%
Gross margin	38.4%	42.3%
Switch, Inc. | Q3 2021 Form 10-Q | 30

Cost of revenue increased by $23.1 million, or 31%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily attributable to increases of $10.1 million in facilities costs due to increased utility rates, $8.4 million in depreciation and amortization expense due to additional property and equipment being placed into service, and $1.9 million in connectivity costs associated with increased occupancy as a result of our expansion activities. Accordingly, gross margin decreased by 390 basis points for the three months ended September 30, 2021, compared to the three months ended September 30, 2020.
Selling, General and Administrative Expense

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Selling, general and administrative expense	$42,845	$31,516	$11,329	36%
Selling, general and administrative expense increased by $11.3 million, or 36%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily attributable to increases of $4.9 million in legal fees, $1.5 million in depreciation and amortization expense largely due to amortization of acquired customer relationships, and $1.4 million in salaries and related employee expenses largely due to an increase in headcount associated with the acquisition of Data Foundry.
Other Income (Expense)

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(15,166)	$(6,554)	$(8,612)	131%
Loss on swaps	(3,853)	(1,559)	(2,294)	147%
Loss on extinguishment of debt	(146)	(245)	99	(40)%
Equity in net losses of investments	(326)	—	(326)	NM
Other	500	185	315	170%
Total other expense	$(18,991)	$(8,173)	$(10,818)	132%
________________________________________
NM - Not meaningful
Interest Expense
Interest expense increased by $8.6 million, or 131%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase was primarily due to increases in our weighted average debt outstanding from our senior unsecured notes and our weighted average interest rate from 2.41% during the three months ended September 30, 2020 to 3.42% during the three months ended September 30, 2021.
Loss on Swaps
Loss on swaps was $3.9 million for the three months ended September 30, 2021, compared to $1.6 million for the three months ended September 30, 2020. The change was primarily driven by a $2.8 million loss related to power swaps settled during the three months ended September 30, 2021.

Switch, Inc. | Q3 2021 Form 10-Q | 31

Income Tax Benefit (Expense)

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Income tax benefit (expense)	$278	$(1,515)	$1,793	(118)%
During the three months ended September 30, 2021, we incurred $0.3 million of income tax benefit, compared to $1.5 million of income tax expense during the three months ended September 30, 2020. Income tax benefit and expense are driven by our allocable share of Switch, Ltd.’s loss or income before income taxes.
Net (Loss) Income Attributable to Noncontrolling Interest

	Three Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Net (loss) income attributable to noncontrolling interest	$(498)	$8,027	$(8,525)	(106)%
Net loss attributable to noncontrolling interest was $0.5 million for the three months ended September 30, 2021, compared to net income attributable to noncontrolling interest of $8.0 million for the three months ended September 30, 2020. The change was the result of decreases in net income during the three months ended September 30, 2021 and in ownership by noncontrolling interest holders.
Comparison of the Nine Months Ended September 30, 2021 and 2020
Revenue

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Colocation	$347,544	$308,947	$38,597	12%
Connectivity	76,101	70,394	5,707	8%
Other	7,015	4,457	2,558	57%
Revenue	$430,660	$383,798	$46,862	12%
Revenue increased by $46.9 million, or 12%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was attributable to $15.3 million contributed by Data Foundry, with 20% of the remaining increase attributable to revenue from new customers initiating service after September 30, 2020, and 80% attributable to increased revenue from existing customers. Our revenue churn rate, which we define as the reduction in recurring revenue attributable to customer terminations or non-renewal of expired contracts, divided by revenue at the beginning of the period, was 0.5% and 0.8% during the nine months ended September 30, 2021 and 2020, respectively.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$246,100	$209,575	$36,525	17%
Gross margin	42.9%	45.4%
Cost of revenue increased by $36.5 million, or 17%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily attributable to increases of $20.3 million in depreciation and amortization expense due to additional property and equipment being placed into service and $15.3 million in facilities costs due to increased utility rates. Accordingly, gross margin decreased by 250 basis points for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.
Switch, Inc. | Q3 2021 Form 10-Q | 32

Selling, General and Administrative Expense

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Selling, general and administrative expense	$117,718	$105,070	$12,648	12%
Selling, general and administrative expense increased by $12.6 million, or 12%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily attributable to $4.5 million in costs incurred related to the acquisition of Data Foundry, increases of $3.2 million in legal fees, $1.6 million in depreciation and amortization expense largely due to amortization of acquired customer relationships, and $1.5 million in salaries and related employee expense largely due to an increase in headcount associated with the acquisition of Data Foundry.
Other Income (Expense)

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(34,121)	$(20,682)	$(13,439)	65%
Loss on swaps	(3,618)	(23,257)	19,639	(84)%
Loss on extinguishment of debt	(146)	(245)	99	(40)%
Equity in net losses of investments	(925)	—	(925)	NM
Gain on sale of equity method investment	5,374	—	5,374	NM
Other	4,092	733	3,359	458%
Total other expense	$(29,344)	$(43,451)	$14,107	(32)%
________________________________________
NM - Not meaningful
Interest Expense
Interest expense increased by $13.4 million, or 65%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase was primarily due to increases in our weighted average debt outstanding from our senior unsecured notes and our weighted average interest rate from 2.89% during the nine months ended September 30, 2020 to 3.30% during the nine months ended September 30, 2021.
Loss on Swaps
Loss on swaps was $3.6 million for the nine months ended September 30, 2021, compared to $23.3 million for the nine months ended September 30, 2020. The change was primarily driven by changes in the fair value of interest rate swaps largely from the fluctuation in market interest rates, partially offset by a $4.9 million loss related to power swaps settled during the nine months ended September 30, 2021.
Other
Other increased by $3.4 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to non-recurring license fee income of $2.8 million recorded pursuant to a technology license agreement.

Switch, Inc. | Q3 2021 Form 10-Q | 33

Income Tax Expense

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Income tax expense	$(4,287)	$(2,622)	$(1,665)	64%
During the nine months ended September 30, 2021, we incurred income tax expense of $4.3 million, compared to $2.6 million during the nine months ended September 30, 2020. Income tax expense is driven by our allocable share of Switch, Ltd.’s income before income taxes.
Net Income Attributable to Noncontrolling Interest

	Nine Months Ended September 30,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Net income attributable to noncontrolling interest	$17,578	$13,993	$3,585	26%
Net income attributable to noncontrolling interest was $17.6 million for the nine months ended September 30, 2021, compared to $14.0 million for the nine months ended September 30, 2020. The change was primarily the result of an increase in net income during the nine months ended September 30, 2021.
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
As of September 30, 2021, we had $35.2 million in cash and cash equivalents and our total indebtedness was approximately $1.60 billion (excluding debt issuance costs and original issue discount) consisting of (i) $1.10 billion principal from our senior unsecured notes, (ii) $440.0 million principal from our credit facilities, and (iii) $57.4 million from our finance lease liabilities. As of September 30, 2021, we had access to $453.1 million in additional liquidity from our revolving credit facility, net of outstanding letters of credit. For the year ending December 31, 2021, we expect to incur $410 million to $440 million in capital expenditures for development and construction projects related to our expansion (excluding acquisitions of land); however, the exact amount will depend on a number of factors. We believe we have sufficient cash and access to liquidity, coupled with anticipated cash generated from operating activities, to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including completion of our development projects. We also believe that our financial resources will allow us to manage the anticipated impact of COVID-19 and its variants on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. The challenges posed by COVID-19 and its variants on our business are expected to evolve. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19 and its variants, including the Delta variant.
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

Switch, Inc. | Q3 2021 Form 10-Q | 34

Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$196,267	$189,335
Net cash used in investing activities	(738,272)	(250,475)
Net cash provided by financing activities	490,494	192,500
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(51,511)	$131,360
Cash Flows from Operating Activities
Cash from operating activities is primarily generated from operating income from our colocation and connectivity services.
Net cash provided by operating activities for the nine months ended September 30, 2021 was $196.3 million, compared to $189.3 million for the nine months ended September 30, 2020. The increase of $6.9 million was primarily due to non-recurring license fee income of $2.8 million recorded pursuant to a technology license agreement, increased operations in our data center facilities, and changes in our working capital accounts.
Cash Flows from Investing Activities
During the nine months ended September 30, 2021, net cash used in investing activities was $738.3 million, primarily consisting of $409.1 million related to the acquisition of Data Foundry, net of cash acquired, and capital expenditures of $331.7 million related to the expansion of our data center facilities.
During the nine months ended September 30, 2020, net cash used in investing activities was $250.5 million, primarily consisting of capital expenditures of $249.1 million related to the expansion of our data center facilities.
Cash Flows from Financing Activities
During the nine months ended September 30, 2021, net cash provided by financing activities was $490.5 million, primarily consisting of $536.3 million in proceeds from the issuance of our senior unsecured notes, net of original issue discount, and net borrowings on our revolving credit facility, partially offset by $20.1 million in dividends paid, $17.1 million in distributions paid to noncontrolling interest, $4.8 million for the payment of debt issuance costs related to our senior unsecured notes and credit agreement amendment, and $6.5 million for the payment of tax withholdings upon settlement of restricted stock unit awards.
During the nine months ended September 30, 2020, net cash provided by financing activities was $192.5 million, primarily consisting of $705.5 million in proceeds from the issuance of our senior unsecured notes, net of original issue discount, and borrowings on our revolving credit facility, partially offset by $465.2 million for the repayment of borrowings outstanding under our credit facilities, $20.0 million for the repurchase of common units, $14.9 million in distributions paid to noncontrolling interest, $11.4 million in dividends paid, and $1.5 million for the payment of debt issuance costs related to our senior unsecured notes and credit agreement amendment.
Outstanding Indebtedness
Credit Agreement
On June 27, 2017, we entered into an amended and restated credit agreement with Wells Fargo Bank, National Association, as administrative agent, and certain other lenders, consisting of a $600.0 million term loan facility, maturing on June 27, 2024, and a $500.0 million revolving credit facility, maturing on June 27, 2022. On September 17, 2020, we entered into a second amendment to the credit agreement to, among other things, extend the maturity of our revolving credit facility to June 27, 2023, modify the ratio used for the financial covenant and certain basket availability tests, and refresh or increase certain baskets for restricted payments, investments, and junior debt payments. In connection with this amendment, certain lenders exited our revolving credit facility and, as a result of the issuance of our notes described below, a partial repayment was applied to our term loan facility to reduce its principal amount to $400.0 million, which is due upon maturity. On July 29, 2021, we entered into a third amendment to the amended and restated credit agreement to, among other things, extend the maturity of our revolving credit facility to July 2026, extend the maturity of our term loan facility to July 2028, and reduce the applicable margin on our credit facilities.
Switch, Inc. | Q3 2021 Form 10-Q | 35

As of September 30, 2021, we had $40.0 million outstanding under the revolving credit facility accruing interest at an underlying variable interest rate of 1.58% and $453.1 million of availability, net of outstanding letters of credit. As of September 30, 2021, we had $400.0 million outstanding under the term loan facility (excluding debt issuance costs), effectively fixed at 4.48% pursuant to interest rate swap agreements entered into in January and February 2019.
The amended credit agreement contains affirmative and negative covenants customary for such financings, including, but not limited to, limitations, subject to specified exceptions and baskets, on incurring additional debt, incurring additional liens, encumbrances or contingent liabilities, making investments in other persons or property, selling or disposing of our assets, merging with or acquiring other companies, liquidating or dissolving ourselves or any of the subsidiary guarantors, engaging in any business that is not otherwise a related line of business, engaging in certain transactions with affiliates, paying dividends or making certain other restricted payments, and making loans, advances or guarantees. The terms of the amended credit agreement also require compliance with the consolidated secured leverage ratio (as defined in the amended credit agreement) of 4.00 to 1.00 for each fiscal quarter. We were in compliance with this and our other covenants under the amended credit agreement as of September 30, 2021.
Senior Unsecured Notes Due 2028
On September 17, 2020, we issued $600.0 million aggregate principal amount of our 3.75% senior unsecured notes due 2028. The notes bear interest at the rate of 3.75% per annum and mature on September 15, 2028. Interest on the notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year, beginning on March 15, 2021.
The indenture to the notes contain covenants that, subject to exceptions and qualifications, among other things, limit our ability to incur additional indebtedness and guarantee indebtedness, pay dividends or make other distributions or repurchase or redeem our capital stock, prepay, redeem or repurchase certain indebtedness, issue certain preferred stock or similar equity securities, make loans and investments, dispose of assets, incur liens, enter into transactions with affiliates, enter into agreements restricting our ability to pay dividends, and consolidate, merge or sell all or substantially all of our assets. We were in compliance with all our covenants under the indenture to the notes as of September 30, 2021.
Senior Unsecured Notes Due 2029
On June 7, 2021, we issued $500.0 million aggregate principal amount of our 4.125% senior unsecured notes due 2028. The notes bear interest at the rate of 4.125% per annum and mature on June 15, 2029. Interest on the notes is payable semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on December 15, 2021.
The indenture to the notes contain covenants that, subject to exceptions and qualifications, among other things, limit our ability to incur additional indebtedness and guarantee indebtedness, pay dividends or make other distributions or repurchase or redeem our capital stock, prepay, redeem or repurchase certain indebtedness, issue certain preferred stock or similar equity securities, make loans and investments, dispose of assets, incur liens, enter into transactions with affiliates, enter into agreements restricting our ability to pay dividends, and consolidate, merge or sell all or substantially all of our assets. We were in compliance with all our covenants under the indenture to the notes as of September 30, 2021.
See Note 6 “Long-Term Debt” to our consolidated financial statements for more information.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements for any of the periods presented.

Contractual Obligations
In April 2021 and June 2021, we entered into power purchase and sale agreements for electricity to purchase firm commitments of 30 MW per energy hour and 25 MW per energy hour, which started on July 1, 2021 and September 1, 2021, respectively, through June 30, 2022, for a total purchase commitment of $27.0 million, inclusive of scheduling services. Additional franchise tax amounts may be due based on the data center location where the purchased power is used.
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
Switch, Inc. | Q3 2021 Form 10-Q | 36

In July 2021, we entered into a third amendment to the amended and restated credit agreement to, among other things, extend the maturity of our revolving credit facility to July 2026, extend the maturity of our term loan facility to July 2028, and reduce the applicable margin on our credit facilities.
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
Switch, Inc. | Q3 2021 Form 10-Q | 37

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
•our beliefs regarding the merits of pending litigation or our ability to potentially settle any litigation;
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

We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements in this Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. Such risks and uncertainties include, among others, (i) the impact of COVID-19 and
Switch, Inc. | Q3 2021 Form 10-Q | 38

any variant thereof on our business operations, including the duration, spread, severity, and reoccurrences of such pandemic, the duration and scope of related government orders and restrictions, the impact on our employees, and the impact on the global economy including demand for our customers, partners and vendors’ products and services; (ii) the impact of COVID-19 and any variant thereof on our vendors and suppliers, including disruptions and inefficiencies in the supply chain; and (iii) those risks discussed in Part I, Item 1A—Risk Factors and throughout Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of our Annual Report on Form 10-K for the year ended December 31, 2020, and in Part II, Item 1A—Risk Factors and elsewhere of this Form 10-Q. In addition, you should consult other disclosures made by us (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by us. You should read this Form 10-Q, and the documents that we reference in this Form 10-Q and have filed with the SEC, and our Annual Report on Form 10-K for the year ended December 31, 2020, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
Item 3.Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to financial market risks, primarily in interest rates related to our debt obligations.
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. As of September 30, 2021, our only borrowings subject to variable interest rates are under our credit agreement and bear interest at a margin above LIBOR or base rate (each as defined in the amended and restated credit agreement) as selected by us. In January and February 2019, we entered into four interest rate swap agreements; whereby, we pay a weighted average fixed interest rate (excluding the applicable interest margin) of 2.48% on notional amounts corresponding to borrowings of $400.0 million in exchange for receipts on the same notional amount at a variable interest rate based on the applicable LIBOR at the time of payment. The interest rate swap agreements mature in June 2024. As of September 30, 2021, we had $40.0 million outstanding under our revolving credit facility with an underlying variable interest rate of 1.58%. As of September 30, 2021, a hypothetical increase or decrease of 100 basis points in LIBOR would cause our annual interest cost to change by $0.4 million.
Item 4.Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2021, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, or the “Exchange Act”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Switch, Inc. | Q3 2021 Form 10-Q | 39

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
The global health crisis caused by the novel coronavirus (“COVID-19”) pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, a new Delta variant of COVID-19, which appears to be the most transmissible variant to date, is spreading globally. The impact of the Delta or other variants cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against COVID-19 and any variant thereof, the response by governmental bodies and regulators, the severity of the disease or any variant, the duration of the outbreak, and the future impact to the business of our customers, partners and vendors. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business.
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
In July 2021, due to reports of increased COVID-19 cases apparently driven by the Delta variant, Nevada and other state government officials reintroduced mask mandates for all persons in certain public indoor locations. In September 2021, President Biden signed an Executive Order mandating vaccinations for the federal workforce and federal contractors. Our compliance with the federal contractor vaccine mandate, which requires employees to be fully vaccinated against COVID-19 by December 8, 2021, unless legally entitled to an accommodation, could lead to employee absences, resignations or strains on the labor market. These new developments, and any increased restrictions on operations, may adversely impact our results of operations. Therefore, the COVID-19 pandemic may have a material adverse effect on our operations.
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
In June 2021, we acquired all of the equity interests of Data Foundry, LLC (“Data Foundry”) and certain real property interests used in connection with Data Foundry’s operations in exchange for a purchase price of $420.0 million (the “Transaction”). The Transaction subjects us to a number of risks, uncertainties, and potential costs. These include:
•the impact of COVID-19 and any variant thereof on the business operations, employees and customers of Data Foundry;
•the impact of the COVID-19 pandemic and any variant thereof on the vendors and suppliers of Data Foundry, including disruptions and inefficiencies in the supply chain;
•the disruption of our operations or the operations of Data Foundry;
•the loss of customers or key employees;
Switch, Inc. | Q3 2021 Form 10-Q | 40

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
Our articles of incorporation designate a specific Nevada court as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ abilities to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our amended and restated articles of incorporation require that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us or our officers, directors or employees arising pursuant to any provision of Nevada law regarding corporations, mergers, conversions, exchanges or domestications, or our amended and restated articles of incorporation or amended and restated bylaws or (iv) any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine, will have to be brought only in the Eighth Judicial District Court of Clark County, Nevada (the “Nevada Forum Provision”); however, such provision is not expected to apply to claims arising under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or to any other claim for which the federal courts have exclusive jurisdiction.
Section 27 of the Exchange Act establishes the exclusive jurisdiction of federal courts located in the State of Nevada for suits brought to enforce any duty or liability arising under the Exchange Act. Therefore, the Nevada Forum Provision may not be upheld for claims arising under the Exchange Act. In addition, Section 22 of the Securities Act of 1933, as amended (the “Securities Act”), provides that federal and state courts have concurrent jurisdiction over lawsuits brought pursuant to the Securities Act or the rules and regulations thereunder. To the extent the Nevada Forum Provision restricts the jurisdiction for claims arising under the Securities Act to a Nevada court, there is currently uncertainty as to whether or to the extent such a provision would be enforced. Although we believe the Nevada Forum Provision benefits us by providing increased consistency in the application of Nevada law in the types of lawsuits to which it applies, the provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the Nevada Forum Provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition or results of operations. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to the Nevada Forum Provision, but investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
Risks Related to the Proposed Real Estate Investment Trust (“REIT”) Conversion
Although we have chosen to pursue conversion to a REIT, we may not be successful in converting to a REIT effective January 1, 2023, or at all.
In November 2021, our board of directors approved the pursuit of a REIT conversion with a target of electing REIT status for the taxable year beginning January 1, 2023. There are significant implementation and operational complexities to address before we can convert to a REIT, including, without limitation, completing internal reorganizations, modifying accounting and information technology systems, and receiving any necessary stockholder and other approvals Even if we are able to satisfy the existing REIT requirements or any future REIT requirements, the tax laws, regulations and interpretations governing REITs may change at any time in ways that could be disadvantageous to us.
Additionally, several conditions must be met in order to complete the conversion to a REIT, and the timing and outcome of many of these conditions are beyond our control. Even if the transactions necessary to implement REIT conversion are effected, our board of directors may decide not to elect REIT status, or to delay such election, if it determines in its sole discretion that it is not in the best interests of us or our stockholders. We can provide no assurance if or when conversion to a REIT will be successful. Furthermore, the effective date of the REIT
Switch, Inc. | Q3 2021 Form 10-Q | 41

conversion could be delayed beyond January 1, 2023, in which event we could not elect REIT status until the taxable year beginning January 1, 2024, at the earliest. Failure to timely convert to a REIT or maintain REIT status could result in dissatisfaction in our stockholder base.
We may not realize the anticipated benefits to stockholders, including the achievement of significant tax savings for us and regular distributions to our stockholders.
Even if we convert to a REIT and elect REIT status, we cannot provide assurance that our stockholders will experience benefits attributable to our qualification and taxation as a REIT, including our ability to reduce our corporate level U.S. federal income tax through distributions to stockholders and to make regular distributions to stockholders. The realization of the anticipated benefits to stockholders will depend on numerous factors, many of which are outside our control. In addition, future cash distributions to stockholders will depend on our cash flows, as well as the impact of alternative, more attractive investments as compared to dividends.
We may not qualify or remain qualified as a REIT.
Although we plan to operate in a manner consistent with the REIT qualification rules if we convert to a REIT, we cannot provide assurance that we will, in fact, qualify as a REIT or remain so qualified. REIT qualification involves the application of highly technical and complex provisions of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions.
If we fail to qualify as a REIT in any taxable year after the REIT conversion, we will be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates with respect to each such taxable year for which the statute of limitations remains open. In addition, we will be subject to monetary penalties for the failure. This treatment would significantly reduce our net earnings and cash flow because of our additional tax liability and the penalties for the years involved, which could significantly impact our financial condition.
Legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the Internal Revenue Service (“IRS”), could have a negative effect on us.
The rules dealing with U.S. federal income taxation are continually under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”). New legislation, Treasury regulations, administrative interpretations or court decisions could, with retroactive effect, significantly and negatively affect our ability to qualify to be taxed as a REIT. Further, such actions could, with retroactive effect, also significantly and negatively affect the U.S. federal income tax consequences to our stockholders and us.
Complying with REIT qualification requirements may limit our flexibility or cause us to forego otherwise attractive opportunities.
To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our common stock. For example, under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of a taxable REIT subsidiary (“TRS”), and other nonqualifying assets. This limitation may affect our ability to make large investments in other non-REIT qualifying operations or assets. In addition, in order to maintain qualification as a REIT, annually we will be required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. Even if we maintain our qualification as a REIT, we will be subject to U.S. federal income tax at regular corporate rates for our undistributed REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, as well as U.S. federal income tax at regular corporate rates for income recognized by our TRS. Because of these distribution requirements, we will likely not be able to fund future capital needs and investments from operating cash flow. As such, compliance with REIT tests may hinder our ability to make certain attractive investments, including the purchase of significant nonqualifying assets and the material expansion of non-real estate activities.
We may restructure or issue debt or raise equity to satisfy our conversion costs.
Depending on the ultimate size and timing of the cash outlays associated with our conversion to a REIT, we may restructure or issue debt and/or issue equity to fund these disbursements, even if the then-prevailing market conditions are not favorable for these transactions. Whether we issue debt or equity, at what price and amount and other terms of any such issuances will depend on many factors, including alternative sources of capital, our then existing leverage, our need for additional capital, market conditions and other factors beyond our control. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders may be reduced. In addition, new equity securities or convertible debt
Switch, Inc. | Q3 2021 Form 10-Q | 42

securities could have rights, preferences, and privileges senior to those of our current stockholders, which could substantially decrease the value of our securities owned by them. Depending on the share price we are able to obtain, we may have to sell a significant number of shares in order to raise the capital we deem necessary to execute our long-term strategy, and our stockholders may experience dilution in the value of their shares as a result. Furthermore, conversion costs may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. As a result, our indebtedness could increase.
We will incur increased costs associated with implementing the REIT conversion and maintaining REIT status.
We will incur significant implementation costs to convert to a REIT, as well as annual compliance costs. Our estimate for such costs, however, may not be accurate, and such costs may actually be higher than our estimates due to changes in our business support functions and support costs, the unsuccessful execution of internal planning, including restructurings and cost reduction initiatives, or other factors.
Restrictive loan covenants could prevent us from satisfying REIT distribution requirements.
If we are successful in converting to a REIT, restrictions in our credit facility and our indentures may prevent us from satisfying our REIT distribution requirements, and we could fail to qualify for taxation as a REIT. If these limits do not jeopardize our qualification for taxation as a REIT but nevertheless prevent us from distributing 100% of our REIT taxable income, we would be subject to federal corporate income tax, and potentially a nondeductible excise tax, on the retained amounts.
We have no experience operating as a REIT, which may adversely affect our business, financial condition or results of operations if we successfully convert to a REIT.
We have no experience operating as a REIT, and our senior management has no experience operating a REIT. Our pre-REIT operating experience may not be sufficient to prepare us to operate successfully as a REIT. Our inability to operate successfully as a REIT, including the failure to maintain REIT status, could adversely affect our business, financial condition or results of operations.
Switch, Inc. | Q3 2021 Form 10-Q | 43

Item 6.Exhibits.

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Articles of Incorporation of Switch, Inc.	8-K	3.1	10/11/2017
3.2		Amended and Restated Bylaws of Switch, Inc.	10-K	3.2	3/1/2021
4.1	*
First Supplemental Indenture and Subsidiary Guarantee governing Switch, Ltd.’s 3.75% Senior Notes due 2028, dated as of July 29, 2021, among Data Foundry, LLC, Switch, Ltd. and U.S. Bank National Association, as trustee.

4.2	*
First Supplemental Indenture and Subsidiary Guarantee governing Switch, Ltd.’s 4.125% Senior Notes due 2029, dated as of July 29, 2021, among Data Foundry, LLC, Switch, Ltd. and U.S. Bank National Association, as trustee.

10.1	*
Third Amendment to Amended and Restated Credit Agreement, dated July 29, 2021, by and among Switch, Ltd., the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.

31.1	*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statements
104	*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________________________________________
*    Filed herewith.
#    Furnished herewith.
Switch, Inc. | Q3 2021 Form 10-Q | 44

SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Switch, Inc. (Registrant)

Date:	November 9, 2021	/s/ Gabe Nacht
Gabe Nacht Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)