Form 10-K
period 2021-12-31
Switch, Inc.
filed 2022-03-01
CIK 1710583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates based on the closing price on that date as reported by the New York Stock Exchange was $2.38 billion.
As of February 1, 2022, the registrant had 148,449,136 shares of Class A common stock, 95,773,471 shares of Class B common stock, and no shares of Class C common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement for the 2022 annual meeting of the stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

The vast majority of our data centers are greenfield construction, and our critical infrastructure components are purpose-built to satisfy customers’ needs, drive efficiency and enable the deployment of highly advanced computing technologies. We build our facilities using Switch Modularly Optimized Designs (“Switch MODs”). These designs allow us to rapidly deploy or replace infrastructure to meet our customers’ current and future data storage and compute requirements. Additionally, our patented designs have redefined traditional data center space and cooling, allowing our customers to achieve significantly higher power densities than are available in traditional data centers. We believe the combination of these design elements reduces our operational costs, minimizes investment risk and positions us to adapt as the Internet of Everything continues to evolve. Our technologies were all designed and invented by our founder, Rob Roy, and are protected by over 700 issued and pending patent claims. Since the opening of our first colocation facility, we have delivered 100% uptime across all of our facilities. During the years ended December 31, 2021, 2020, and 2019, we derived 80%, 81%, and 80% of our revenue, respectively, from colocation services.

During 2021, we operated five primary campus locations, called Primes, which encompass 16 colocation facilities with an aggregate of up to 5.1 million gross square feet (“GSF”) of space. These facilities have up to 508 megawatts (“MW”) of power available to them. Additional data centers are currently under development at all of our Primes. Our Primes consist of The Core Campus in Las Vegas, Nevada; The Citadel Campus near Reno, Nevada; The Pyramid Campus in Grand Rapids, Michigan; The Keep Campus in Atlanta, Georgia; and The Rock Campus in Austin, Texas, which was launched with our acquisition in June 2021 of all of the equity interests of Data Foundry, LLC (“Data Foundry”) and certain real property interests used in connection with Data Foundry’s operations. Our Primes are strategically located in geographies that combine a low risk of natural disaster, favorable tax policies for customers deploying computing infrastructure and low latency connectivity to major metropolitan markets, such as Los Angeles, San Francisco, Silicon Valley, Chicago, New York, Northern Virginia and Miami. As a result, customers
Switch, Inc. | 2021 Form 10-K | 1

in these metropolitan markets can access our advanced colocation facilities while reducing exposure to the higher taxes, higher cost of power and higher risk of natural disaster that might be prevalent in other markets. In addition to our Primes, SUPERNAP (Thailand) Company Limited (“SUPERNAP Thailand”), our international joint venture from February 2021, has deployed a facility in Thailand that provides up to approximately 452,000 GSF of space, with up to 60 MW of power available to the facility. We can also use our Switch MOD technology to build single-user facilities, and we are considering opportunities to deploy this technology in a build-to-suit offering for our enterprise customers.

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

We believe our advanced platform, high level of service and competitive pricing create a disruptive offering with a powerful customer value proposition that differentiates us from many other existing solutions. Our advanced data centers are designed for efficiency and allow our customers to achieve higher than average power densities per cabinet with appropriate cooling, which we believe improves the performance and increases the life of our customers’ equipment. We located our data centers in areas with tax benefits, such as low or no sales tax on equipment, and access to competitively priced renewable power, both of which help further lower our customers’ total cost of ownership. Finally, our Combined Ordering Retail Ecosystem (“CORE”) service aggregates our customers’ buying power, and can significantly lower many of our customers’ connectivity costs. We believe the power of our customer value proposition is evidenced by our customer loyalty and low annual churn rate, which we define as the reduction in recurring revenue attributed to customer terminations or non-renewal of expired contracts, divided by revenue at the beginning of the period. Our average annual churn rate was 0.7% over the three years ended December 31, 2021 and 0.6% for the year ended December 31, 2021.

We believe that our technologies enable attractive cash flow yields on invested capital. Our modular expansion and vertically integrated development approach allows us to deploy capital efficiently as our facilities are completed and utilized, which further increases our yields. Across our current facilities, we generated on average a 15.7% cash flow yield on invested capital in 2021. We define cash flow yield on invested capital as Adjusted EBITDA less income taxes and maintenance capital expenditures, divided by property and equipment, net, less construction in progress.

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
Switch, Inc. | 2021 Form 10-K | 2

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

Our Competitive Strengths

We believe we distinguish ourselves from typical colocation providers and other technology infrastructure companies through our competitive strengths, which include:

Purpose-Built, Highly-Resilient, Patented Solutions

Our critical infrastructure components are purpose-built to satisfy customers’ needs, drive efficiency and enable the deployment of highly advanced computing technologies, and our designs are protected by over 700 issued and pending patent claims. Our Switch MODs allow us to rapidly deploy or replace infrastructure as our customers’ needs evolve. We believe this reduces operational costs, minimizes investment risk and facilitates our ability to adapt as the Internet of Everything continues to evolve.

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
Switch, Inc. | 2021 Form 10-K | 3

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

We were the only company recognized by Greenpeace in its most recent Clicking Clean report (2017) to achieve a 100% clean energy index, and our overall “A” grade outperformed all of the other data center operators, including Equinix, which received a clean energy index of 20% and a “B” grade, and Digital Realty Trust, which received a clean energy index of 21% and a “C” grade. Additionally, we were the only colocation data center provider to be named in the most recent Solar Means Business Report (2019) as one of the top 10 industry-leading global technology companies for our investment in solar energy; we ranked 23rd in the U.S. Environmental Protection Agency’s (EPA’s) National Top 100 List (2021) of the largest green power users from the Green Power Partnership, as well as in the top 10 on EPA’s Top 30 Tech & Telecom List (2021), with a perfect 100% ranking for use of green power; and we were the only company among more than 180 issuers in the global telecommunications sector to receive the highest environmental rating, “E-1,” from S&P Global’s most recent ESG Credit Indicator Report Card (2021). We believe that many technology and infrastructure companies, as well as their customers and clients, evaluate progress towards achieving clean energy goals by reference to the company scorecards and rankings included in the EPA lists and Greenpeace, Solar Means Business, and ESG Credit Indicator reports. In 2021, we received ENERGY STAR certifications for our LAS VEGAS 8, LAS VEGAS 9, LAS VEGAS 10, and LAS VEGAS 11 facilities, which will require recertification annually, and are in the process of certifying our other facilities.

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

We also recognize water as an important resource that requires preservation. We have implemented a proprietary water processing technology that allows us to reuse our water while eliminating chemicals from our
Switch, Inc. | 2021 Form 10-K | 4

cooling systems. Additionally, in October 2021, we commenced the development of a 4,000 acre-foot effluent water pipeline in Northern Nevada, enabling The Citadel Campus to run on 100% recycled/effluent water.

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

Visionary and Experienced Leadership Underscored by a Culture of Innovation and Execution

Rob Roy is a serial “inventrepreneur” who is a recognized expert in advanced end-to-end solutions for mission-critical facilities. Rob Roy first invented his design for the Switch MOD more than a decade ago and since then has added numerous inventions and corresponding patent claims to the Switch portfolio. The designs of our data center facilities are protected by over 700 issued and pending patent claims.

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

Our goal is to enable the current and future compute needs of our customers and to facilitate technological advancement through smart and sustainable infrastructure solutions designed to support the most innovative technology ecosystems in the world. To accomplish this, we plan to:
•Continue to Grow Our Existing Prime Campus Locations. During 2021, we operated The Core Campus, The Citadel Campus, The Pyramid Campus, The Keep Campus, and The Rock Campus in or near Las Vegas, Reno, Grand Rapids, Atlanta, and Austin, respectively. These Primes currently encompass 16 data centers with an aggregate of up to 5.1 million GSF of space and up to 508 MW of power available to these facilities. We plan to continue to expand these Primes and actively pursue additional customers with strategic fit for our ecosystem, as well as sell additional solutions to existing customers. Each of our Primes has room for expansion.
•Expand into New Geographies in the United States. With our Data Foundry acquisition in June 2021, we launched The Rock Campus in Austin, Texas to expand geographically into the central United States. We opened The Keep Campus in Atlanta, Georgia during the first quarter of 2020 to expand geographically into the southeast and mid-Atlantic United States. Additionally, our partnership in development of multi-cloud edge infrastructure services will enable deployment into additional geographies. We believe this approach, combined with our modular design that enables us to deploy capital efficiently as our facilities are completed and utilized, reduces the risks associated with our geographic expansion and enhances the strategic value of our new locations.
•Leverage Our Unique Technology Ecosystem to Drive Interconnection Growth. Our ecosystem connects more than 1,300 customers, including over 350 cloud, IT and software providers and more than 100 network and telecommunications providers, which creates an important hub for the Internet of Everything. We plan to support our customers’ interconnection needs by continuing to increase our cross connect and external broadband offerings.
•Maintain and Extend Our Technological Leadership. We have a long history of innovation and are a dynamically inventive organization. We plan to continue to invest in the development of new technologies in
Switch, Inc. | 2021 Form 10-K | 5

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
Switch, Inc. | 2021 Form 10-K | 6

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
Switch, Inc. | 2021 Form 10-K | 7

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
Switch, Inc. | 2021 Form 10-K | 8

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

Our Campus Locations

As of December 31, 2021, we had the following Prime Campuses operating or under development at strategic locations in the United States, encompassing 16 data centers and 5.1 million GSF of space:
•The Core Campus. The Core Campus in Las Vegas, Nevada, currently encompasses nine separate data centers with up to approximately 2.3 million GSF of space and up to 311 MW of 100% renewable power available to these facilities. In 2020, we started construction on additional data centers that will provide up to approximately 1.6 million GSF of additional space and up to 180 MW of 100% renewable power available to the facilities. The Core Campus location offers approximately 5- and 6-millisecond latencies to Southern California and Phoenix, respectively.
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
•The Pyramid Campus. The Pyramid Campus is our Northeastern Prime and is located in Grand Rapids, Michigan. It was designed to be the largest data center campus in the eastern United States. The first data center space became available in the Switch PYRAMID, an adaptive reuse of the former Steelcase Pyramid, in June 2016. The Switch PYRAMID is designed to include up to approximately 220,000 GSF of data center floorspace and have up to 10 MW of 100% renewable power available to the facility. The Pyramid Campus is planned to include up to two additional data centers that will provide up to approximately 1.0 million GSF of additional space and have up to 100 MW of 100% renewable power available to the facilities. We expect to construct these facilities as necessary to meet customer demand. In addition to serving the Michigan market, The Pyramid Campus location offers approximately 4-millisecond latency to Chicago.
Switch, Inc. | 2021 Form 10-K | 9

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
•The Rock Campus. The Rock Campus is our Central Prime located in Austin, Texas. In June 2021, we acquired all of the equity interests in Data Foundry and certain real property interests used in connection with Data Foundry’s operations, which included four operating data centers designed to include up to approximately 430,000 GSF of space and have up to 22 MW of 100% renewable power available to the facilities. The Rock Campus is planned to include additional data centers that will provide up to approximately 1.6 million GSF of additional space and have up to 165 MW of 100% renewable power available to the facilities. In addition to serving the Texas market, The Rock Campus location offers approximately 9-millisecond latency to New Orleans.

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

In addition to our Primes, SUPERNAP Thailand, our international joint venture from February 2021, has deployed a facility in Thailand that provides up to approximately 452,000 GSF of space, with up to 60 MW of power available to the facility.

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

Our Technology Ecosystem Creates Significant Value and Has Powerful Network Effects

Our exascale data centers are akin to a large and dynamic digital city, which is home to a wide variety of technology citizens. These citizens engage in commerce with each other and collaborate to enhance their offerings to the world in general. All benefit from the density of our facilities, the proximity to each other and the opportunity to interact in a safe, secure and stable environment. Our ecosystem includes numerous enterprises from a wide variety of business segments, many of which are operating their most dense deployments and hosting mission-
Switch, Inc. | 2021 Form 10-K | 10

critical data and applications. These enterprises attract other participants within the ecosystem, such as cloud platform providers, managed services providers and telecommunications carriers that we refer to collectively as ecosystem service providers.

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

The powerful Switch technology ecosystem creates value for our enterprise customers, such as:
•Telecommunications Purchasing. The scale of our campuses attracts a robust network of telecommunications carriers to our facilities that is mutually beneficial to our customers and the carriers. The size and diversity of customers in our campuses generate significant demand for connectivity, while at the same time providing a cost effective entry point for carriers. We can fit a significantly larger number of customers into each data center campus; therefore, on-net telecommunications carriers can sell large quantities of services to this ecosystem of customers. Our CORE purchasing cooperative aggregates the buying power of our customers, enabling us to provide significant cost-savings on connectivity, while also maintaining a flexible and expansive carrier partner ecosystem from which our customers can choose. Customers can use CORE to acquire connectivity services outside of our campuses.
•Service Provider Access. Our Switch CLOUD ecosystem provides our customers with direct access to more than 350 cloud, IT and software providers and the flexibility to leverage the right mix of on- and off-premise public and private cloud services. By establishing these connections within our facility, our customers enjoy low-latency, highly secure and flexible access to multiple cloud providers to meet their unique business requirements.
•Interconnectivity. Our ecosystem connects more than 1,300 customers, including over 350 cloud, IT and software providers and more than 100 network and telecommunications providers, which enhances our customers’ ability to inter- and cross-connect. The ability for customers to privately interconnect has many benefits including reducing costs, optimizing performance and satisfying regulatory requirements. Interconnecting within our data center allows customers to avoid the expense associated with long-haul dedicated connectivity and provides reduced latency and higher availability. By cross-connecting within our facilities, regulated entities can avoid the need to exchange traffic over the internet, thereby satisfying regulatory security requirements in a more cost-efficient manner.
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
•Customer Loyalty. Our ecosystem helps support our strong customer value proposition, which in turn creates customer loyalty. We believe this loyalty is evidenced by our low annual churn rate, which averaged approximately 0.7% over the three years ended December 31, 2021 and 0.6% for the year ended December 31, 2021. Additionally, our customers regularly expand their deployments within our facilities. For example, approximately 87% of the increase in revenue for the year ended December 31, 2021 was attributable to growth from existing customers, while the remaining 13% of the increase in revenue was attributable to new customers initiating service after December 31, 2020.

Switch, Inc. | 2021 Form 10-K | 11

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
•Switch CONNECT. Switch CONNECT provides telecommunications audit and agency services that help our customers evaluate network needs and purchase substantially discounted telecommunications services through CORE, our purchasing cooperative. CORE aggregates the buying power of the over $15 trillion combined market capitalization of the customers in our ecosystem. Our Switch CONNECT team has achieved savings in excess of 50% for our customers compared with their previous telecommunications spend.
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

Our Customers

We have more than 1,300 customers, including some of the world’s largest technology and digital media companies, cloud, IT and software providers, financial institutions and network and telecommunications providers. Our customer base is meaningfully diversified across key industries, including approximately 21% in cloud, IT and software, 14% in e-commerce, 11% in digital media and entertainment, 10% in finance and banking, and 7% in healthcare as of December 31, 2021. In each of these industries we have marquee customers who have grown with us over time. We believe that we have a significant opportunity to both grow penetration of existing customers as well as attract new customers. For the years ended December 31, 2021 and 2020, our top 10 customers collectively accounted for approximately 36.7% and 36.9% of revenue, respectively.

We provide our customers with a consistent experience and high level of service at low cost, which enables us to maintain one of the lowest churn rates in the industry and the lowest of any publicly reporting data center company that reports churn rate metrics. From 2019 to 2021, our annual churn rate averaged 0.7%. We believe our early customers remain loyal to us today.

Sustainability

Since January 1, 2016, we have powered all of our U.S. data centers with 100% clean and renewable energy. We are the largest data center operator in the United States to be 100% renewably powered, and we support local and new renewable facilities. We have successfully accomplished this goal through a combination of technological innovation, capital investment, industry partnerships and public advocacy. Many of our customers and potential customers are looking for ways to achieve their “green” goals and reach desired levels of sustainability, which other colocation solutions cannot provide. By locating their IT equipment with us, they are able to advance on those goals and improve on their current level of sustainability. Elements of our sustainability efforts include the following:
•Clicking Clean Scorecard. In recognition of our efforts, Greenpeace awarded us “A” grades in all five categories measured by Greenpeace in its most recent Clicking Clean Company Scorecard (2017). We were the only company in the United States that received all “A” grades, and we were recognized as the leader among colocation data centers evaluated in the study. Additionally, we ranked 23rd in the EPA’s National Top 100 List (2021) of the largest green power users from the Green Power Partnership, as well as in the top 10 on EPA’s Top 30 Tech & Telecom List (2021), with a perfect 100% ranking for use of green power, and we were the only company among more than 180 issuers in the global telecommunications sector to receive the highest environmental rating, “E-1,” from S&P Global’s most recent ESG Credit
Switch, Inc. | 2021 Form 10-K | 12

Indicator Report Card (2021). We believe that many technology and infrastructure companies, as well as their customers and clients, evaluate progress towards achieving “clean energy” goals by reference to the company scorecards included in this report.
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
•Leading Water Preservation. Our proprietary water processing technology allows us to reuse our water while eliminating chemicals from our cooling systems and increasing our water efficiency. Additionally, in October 2021, we commenced the development of a 4,000 acre-foot effluent water pipeline in Northern Nevada, enabling The Citadel Campus to run on 100% recycled/effluent water.
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
•Leading the Industry and beyond in Gender Equality and Veteran Placement. We believe our workforce is richly diverse in its total composition at all levels and outpaces our industry in the number of women executives. Women hold high-level technical positions throughout our company, including chief responsibility for information and solutions architecture and branding. Veterans provide another critical backbone of our workforce. We honor their service and actively recruit veterans to our mission-critical environment.
•Supporting Interdisciplinary Education Blending Technology and the Arts. We believe that combining education, technology and the arts creates a powerful platform for the future of our country and its market competitiveness. We have collaborated with universities to bring about improvements in research through our donations of supercomputers and connectivity to help accelerate their standing in the critical world of higher education research. We are also passionate about funding programs that build school gardens to connect youth to science through hands-on experiential learning. We are committed to preparing the next generation of whole-mind thinkers through Science, Technology, Engineering, the Arts and Mathematics (“STEAM”) education programs. We believe that the best creative problem solvers who can
Switch, Inc. | 2021 Form 10-K | 13

integrate form and function with equal mastery through science, technology, engineering, arts and math education platforms will run the internet of absolutely everything with both form and function in mind.
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
Switch, Inc. | 2021 Form 10-K | 14

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

Human Capital Resources

As of December 31, 2021, we had 829 employees. We recognize that it is critical to hire the right people and do our best to provide the resources, incentives, leadership, and upward mobility to ensure positive, long-term relationships with our valued employees. Through this, we manage our employee turnover rate and maintain a strong track record of retention among our senior leadership team. We collaborate with the local unions where applicable, such as construction and the trades; however, none of our direct employees are represented by a labor union or covered by a collective bargaining agreement. We believe our employee relations are good and we have not experienced any work stoppages.

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

Switch, Inc. | 2021 Form 10-K | 15

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

Environmental Matters
We are required to obtain a number of permits from various government agencies to construct a data center facility, including the customary zoning, land use and related permits, and are also subject to laws and regulations relating to the protection of the environment, the storage, management and disposal of hazardous materials, emissions to air and discharges to water, the cleanup of contaminated sites and health and safety matters. These include various regulations promulgated by the EPA and other federal, state and local regulatory agencies and legislative bodies relating to our operations, including those involving power generators, batteries, and fuel storage to support colocation infrastructure. While we believe that our operations are in substantial compliance with environmental, health and human safety laws and regulations, as an owner or operator of property and in connection with the current and historical use of hazardous materials and other operations at its sites, we could incur significant costs, including fines, penalties and other sanctions, cleanup costs and third-party claims for property damages or personal injuries, as a result of violations of or liabilities under environmental laws and regulations. Fuel storage tanks are present at many of our properties, and if releases were to occur, we may be liable for the costs of cleaning up resulting contamination. Some of our sites also have a history of previous commercial operations, including past underground storage tanks.

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

As of December 31, 2021, we have 20 granted or allowed U.S. patents and patent applications by the United States Patent and Trademark Office and 18 pending U.S. patent applications. The first of our patents begins expiring on or around June 13, 2028 subject to our ability to extend the term under applicable law. In addition to
Switch, Inc. | 2021 Form 10-K | 16

capturing additional innovations and inventions generated by us, we continually review our development efforts to assess the existence and patentability of new intellectual property. We actively pursue the registration of our domain names (including new generic top-level domains), trademarks and service marks in the United States and in certain locations outside the United States and also actively monitor online activities of others. As of December 31, 2021, we also had more than 260 trademark class registrations, more than 145 trademark class applications for more than 405 trademarks in the United States, and over 65 pending and registered trademarks in foreign countries. We have also registered more than 1,100 domain names, including www.switch.com, www.switch.net, and www.switch.org.

We have engaged in limited licensing of our intellectual property and there is the potential to further monetize our intellectual property in this manner in the future. Currently, we deploy our intellectual property for our own benefit and leverage our registrations to prevent mimicry by others.

Our Portfolio

The following chart provides various metrics relative to our portfolio as of December 31, 2021:

Campus(1)	Year Operational/Acquired	Gross Square Feet (up to)(2)	Utilization % - By Campus(3)	Utilization % - By Open Sector(3)	Power Capacity (up to)(4)

The Core Campus(5)
Current: 9 Facilities(6)	2003-2019	2,340,000	85%	95%	311 MW
Future: 5 Facilities	2022+	1,600,000			180 MW

The Citadel Campus
Current: TAHOE RENO 1	2016	1,360,000	99%	99%	130 MW
Future: 7 Facilities	2023+	5,890,000			520 MW

The Pyramid Campus
Current: Switch PYRAMID	2016	430,000
		(Office)
		220,000	68%	99%	10 MW
		(Data Center)
Future: 2 Facilities	2024+	1,020,000			100 MW

The Keep Campus
Current: ATLANTA 1	2020	310,000	81%	96%	35 MW
Future: 3 Facilities	2023+	1,100,000			115 MW

The Rock Campus(7)
Current: 4 Facilities(8)	2021	430,000	60%	77%	22 MW
Future: 5 Facilities	2024+	1,550,000			165 MW

U.S. Total (Current)		5,090,000			508 MW
U.S. Total (Future)		11,160,000			1,080 MW
________________________________________
(1)SUPERNAP Thailand has also deployed one data center in Bangkok, Thailand that provides up to approximately 452,000 GSF of space, with up to 60 MW of power available to this facility. As of February 2021, we hold a 30% ownership interest in SUPERNAP Thailand.
(2)Estimated square footage of all enclosed space at full build out.
(3)Utilization numbers are based on available cabinets. The Citadel Campus, The Pyramid Campus, The Keep Campus, which opened during the first quarter of 2020, and The Rock Campus, which was launched in June 2021 with our acquisition of all of the equity interests of Data Foundry and certain real property used in connection with Data Foundry’s operations, are in the first phase of development. Additional capital investment will be required to reach full build out.
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
(7)We lease a data center building at The Rock Campus that has a non-cancellable term expiring in 2032.
(8)Current facilities at The Rock Campus include AUSTIN 1, AUSTIN 2, AUSTIN 3, and HOUSTON 2.
Switch, Inc. | 2021 Form 10-K | 17

Organizational Structure and Corporate Information

Switch, Inc. is a Nevada corporation formed on June 13, 2017. We are a holding company and our principal asset is our equity interest in Switch, Ltd. Our principal executive offices are located at 7135 S. Decatur Boulevard, Las Vegas, Nevada 89118, and our telephone number is (702) 444-4111. Our website address is www.switch.com.

As of December 31, 2021, we owned 59.6% of Switch, Ltd. and the noncontrolling interest holders owned the remaining 40.4% of Switch, Ltd.

As of January 2021, we own a majority economic interest in Switch. We have the sole voting interest in, and control the management of, Switch, Ltd. Accordingly, we consolidate the financial results of Switch, Ltd. and report a noncontrolling interest on our consolidated statements of comprehensive income, representing the portion of net income or loss and comprehensive income or loss attributable to the direct and certain indirect owners of interest in Switch, Ltd. (“Members”), each of which own the single class of issued common membership interests of Switch, Ltd. (“Common Units”) and who may exchange their Common Units for shares of our Class A common stock, including certain of our named executive officers, certain members of our board of directors, certain other current and former non-executive employees, and the respective successors, assigns and transferees of such Members permitted under the Fifth Amended and Restated Operating Agreement of Switch, Ltd. (“Switch Operating Agreement”) adopted in connection with our initial public offering (“IPO”) and our amended and restated articles of incorporation.

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
Switch, Inc. | 2021 Form 10-K | 18

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
•Early termination or non-renewal of our existing licenses/leases and agreements.
•Loss of key personnel.
•Inability to attract and retain qualified and skilled employees.
•Failure of our joint ventures, strategic collaborations and other similar arrangements.
•Difficulties in identifying, consummating and integrating recent and future acquisitions, alliances or joint ventures.
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
Switch, Inc. | 2021 Form 10-K | 19

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
•Ability to generate sufficient cash flow to meet our debt service and working capital requirements.
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
Risks Related to Our Proposed REIT Conversion
•Ability to successfully complete the REIT conversion.
•Failure to realize anticipated benefits to stockholders.
•Ability to qualify for and maintain REIT status.
•Unanticipated changes in legislation or regulation concerning REITs.
•Compliance with REIT qualification requirements may limit our flexibility or cause us to forego otherwise attractive opportunities.
•Conversion costs may require us to restructure or issue debt or raise equity.
•Costs associated with implementing the REIT conversion and maintaining REIT status.
•Restrictive loan covenants could prevent us from satisfying REIT distribution requirements.
•Lack of experience operating as a REIT.
Risks Related to Ownership of Our Class A Common Stock
•The right of Members to have their Common Units redeemed or exchanged into Class A common stock.
•Failure to sustain an active trading market for our Class A common stock.
•Failure of our performance in any given period to meet the guidance that we provide to the public.
•Securities analysts’ publication of, or failure to publish, research or reports about our business.
•Anti-takeover provisions in our organizational documents and Nevada law.
•Our articles of incorporation designate a specific Nevada court as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ abilities to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
•Future issuances of shares of preferred stock, which could impede our acquisition by another company or otherwise adversely affect holders of our Class A common stock.
•Future class-action securities litigation.
Switch, Inc. | 2021 Form 10-K | 20

•Substantial future sales of our Class A common stock, including such stock received upon redemption or exchange of Common Units, or the perception in the public markets that such sales may occur.
•Costs as a result of being a public company and the administration of our complex organizational structure.
•Failure to maintain an effective system of internal control over financial reporting.
•Ability to pay dividends on our Class A common stock is subject to the discretion of our board of directors and our debt agreements as well as future agreements.
General Risks
•Uncertainty about the economic environment.
•Impact of epidemics, pandemics or other outbreaks, including the COVID-19 pandemic.
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
Additionally, we and our customers are affected by general business, economic and geopolitical conditions in the United States and globally. These conditions include short-term and long-term interest rates, inflationary pressures, supply chain issues, money supply, tax and trade policies, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets and broad trends in industry and finance, all of which are beyond our control. Macroeconomic conditions that affect the economy and the economic outlook of the United States and the rest of the world could adversely affect our customers and vendors, which could adversely affect our results of operations and financial condition.

Switch, Inc. | 2021 Form 10-K | 21

Any inability to manage our growth could disrupt our business and reduce our profitability.
Our annual revenue grew from $462.3 million in 2019 to $592.0 million in 2021. As we continue to grow, significant demands may be placed on our management and our administrative, operational and financial systems. Continued expansion increases the challenges we face in:
•managing a large and growing customer base;
•obtaining suitable land to build new data centers;
•establishing new operations at additional data centers and maintaining efficient use of the data center facilities we operate;
•integrating operations from acquisitions;
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
Switch, Inc. | 2021 Form 10-K | 22

•the cost and availability of adequate public utilities, including power;
•changes in employee stock-based compensation;
•overall inflation and inflationary pressures, such as those the market is currently experiencing, which may increase costs for materials, supplies, and services;
•disruptions and inefficiencies in the supply chain;
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
Switch, Inc. | 2021 Form 10-K | 23

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
We generate significant revenue from data centers located at The Core Campus in Las Vegas, and a significant disruption to this location could materially and adversely affect our operations. While The Pyramid Campus in Grand Rapids and The Citadel Campus near Reno opened in 2016, The Keep Campus in Atlanta opened during the first quarter of 2020, and The Rock Campus was launched in the second quarter of 2021 with the acquisition of Data Foundry, all four locations are in development and will require additional capital investment to reach full build out and the revenue contribution from these locations is relatively small in comparison to The Core Campus in Las Vegas. Our data centers located in Las Vegas comprised 66.2% of our revenue during the year ended December 31, 2021. The occurrence of a catastrophic event, or a prolonged disruption in this region could materially and adversely affect our operations.
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
Switch, Inc. | 2021 Form 10-K | 24

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
We offer a broad range of data center services and, as a result, we may compete with a wide range of data center service providers for some or all of the services we offer. We face competition from numerous developers, owners and operators in the data center industry, including cloud and managed service providers and REITs, some of which own or lease properties similar to ours, or may do so in the future, in the same submarkets in which our properties are located. In 2018, we introduced our new hybrid cloud solution to our existing customers; however, these customers may choose other cloud offerings and move workloads to cloud providers, which may reduce the services our customers obtain from us. Our current and future competitors may vary by size and service offerings and geographic presence.
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
Furthermore, mergers, combinations and consolidations in our industry could result in existing competitors increasing their market share and may result in stronger competitors, which in turn, could have a material adverse effect on our business, financial condition and results of operations. We may not be able to compete successfully in an increasingly consolidated industry and cannot predict with certainty how industry consolidation will affect our other competitors or us.
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

Switch, Inc. | 2021 Form 10-K | 25

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
Switch, Inc. | 2021 Form 10-K | 26

Our business could be adversely affected due to risks related to our acquisitions and the subsequent integration of the acquired businesses.
We may seek to make strategic acquisitions to further expand our business. If we are presented with appropriate opportunities, we may acquire additional businesses, services, resources, or assets, including data centers that are complementary to our primary business. We cannot be certain that we will be able to identify, consummate and successfully integrate acquisitions, and no assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. Transactions that we pursue and/or consummate, including our June 2021 acquisition of all of the equity interests of Data Foundry and certain real property interests used in connection with Data Foundry’s operations, would involve risks and uncertainties to us, including:
•mispricing the inherent value of the acquired entity or business;
•the disruption of our operations or the operations of the acquired entity or business and diversion of management’s attention;
•an adverse effect on our ability to manage our business due to the diversion of our management’s attention and any difficulties encountered in any integration process, including integrating people, systems and customers;
•the impact of COVID-19 and any variant thereof on the business operations, employees and customers of the acquired entity or business;
•the impact of COVID-19 and any variant thereof on the vendors and suppliers of the acquired entity or business, including disruptions and inefficiencies in the supply chain;
•the loss of customers or key employees;
•the absence of expected benefits or results for us, the acquired entity or business, or our customers as a result of a transaction;
•undisclosed or unknown liabilities that could be material or become subject to litigation;
•unanticipated integration and restructuring costs; and
•less cash availability for other purposes, including for use in acquisitions or the development of other technologies or products.
Any of these risks, whether with respect to current or future acquisitions, could have a material and adverse effect on our ability to manage our business, our financial condition and our results of operations.
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
Switch, Inc. | 2021 Form 10-K | 27

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
Our top 10 customers accounted for approximately 36.7% of our revenue for the year ended December 31, 2021.
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
Switch, Inc. | 2021 Form 10-K | 28

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
Switch, Inc. | 2021 Form 10-K | 29

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
•extreme temperatures;
•water damage;
•public health emergencies, including pandemics such as the spread of COVID-19 and its variants; and
•terrorism.
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
Switch, Inc. | 2021 Form 10-K | 30

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
Switch, Inc. | 2021 Form 10-K | 31

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
Switch, Inc. | 2021 Form 10-K | 32

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

Switch, Inc. | 2021 Form 10-K | 33

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
As of December 31, 2021, we had total indebtedness of $1.63 billion under our senior unsecured notes and credit facilities (excluding debt issuance costs and original issue discount) and we had $363.1 million in availability under our revolving credit facility, net of outstanding letters of credit. Our leveraged position could have important consequences, including:
•impairing our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;
Switch, Inc. | 2021 Form 10-K | 34

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
Additionally, our credit facilities are secured by a first-priority security interest in substantially all of the assets of Switch, Ltd. and its wholly-owned material domestic subsidiaries. Both our amended and restated credit agreement and indentures governing our senior unsecured notes also contain a number of covenants that, among other things, restrict our ability to incur additional debt, incur additional liens or contingent liabilities, make investments in other persons or property, or sell or dispose of our assets.
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
In the event our cash flow is inadequate to meet our debt service and working capital requirements, we may be required, to the extent permitted under our amended and restated credit agreement, our indentures governing our senior unsecured notes, and any other credit facilities, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets or reduce or delay planned capital or operating expenditures. However, any insufficient cash flow may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all. We could also face substantial liquidity problems. If we are unable to generate sufficient cash flow or otherwise obtain funds needed to make required payments under our indebtedness, or if we breach any covenants under our indebtedness, we would be in default under its terms and the holders of such indebtedness may be able to accelerate the maturity of such indebtedness, which could cause defaults under our other indebtedness.
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

Switch, Inc. | 2021 Form 10-K | 35

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
Switch, Inc. | 2021 Form 10-K | 36

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
Switch, Inc. | 2021 Form 10-K | 37

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
Payments under the TRA are based on the tax reporting positions that we determine. The Internal Revenue Service (“IRS”) or another tax authority may challenge all or part of the tax basis increases, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially affect a recipient’s payments under the TRA, then we will not be permitted to settle or fail to contest such challenge without the consent (not to be unreasonably withheld or delayed) of each Member that directly or indirectly owns at least 10% of the outstanding Common Units. We will not be reimbursed for any cash payments previously made to the Members under the TRA in the event that any tax benefits initially claimed by us and for which payment has been made to a Member are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments we make to a Member will be netted against any future
Switch, Inc. | 2021 Form 10-K | 38

cash payments that we might otherwise be required to make to such Member under the terms of the TRA. However, we might not determine that we have made an excess cash payment to a Member for a number of years following the initial time of such payment. If a taxing authority challenges any of our tax reporting positions, we will not be permitted to reduce future cash payments under the TRA until such challenge is finally settled or determined. As a result, we could make payments under the TRA in excess of the tax savings that we realize in respect of the tax attributes with respect to a Member that are the subject of the TRA.
Risks Related to Our Proposed REIT Conversion
Although we have chosen to pursue conversion to a REIT, we may not be successful in converting to a REIT effective January 1, 2023, or at all.
In November 2021, our board of directors approved the pursuit of a REIT conversion with a target of electing REIT status for the taxable year beginning January 1, 2023. There are significant implementation and operational complexities to address before we can convert to a REIT, including, without limitation, completing internal reorganizations, modifying accounting and information technology systems, and receiving any necessary stockholder and other approvals. Even if we are able to satisfy the existing REIT requirements or any future REIT requirements, the tax laws, regulations and interpretations governing REITs may change at any time in ways that could be disadvantageous to us.
Additionally, several conditions must be met in order to complete the conversion to a REIT, and the timing and outcome of many of these conditions are beyond our control. Even if the transactions necessary to implement REIT conversion are effected, our board of directors may decide not to elect REIT status, or to delay such election, if it determines in its sole discretion that it is not in the best interests of us or our stockholders. We can provide no assurance if or when conversion to a REIT will be successful. Furthermore, the effective date of the REIT conversion could be delayed beyond January 1, 2023, in which event we could not elect REIT status until the taxable year beginning January 1, 2024, at the earliest. Failure to timely convert to a REIT or maintain REIT status could result in dissatisfaction in our stockholder base.
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
Legislative, administrative, regulatory or other actions affecting REITs, including positions taken by the IRS, could have a negative effect on us.
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

Switch, Inc. | 2021 Form 10-K | 39

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
We may restructure or issue debt or raise equity to satisfy our conversion costs and our cash needs following conversion.
Depending on the ultimate size and timing of the cash outlays associated with our conversion to a REIT, we may restructure or issue debt and/or issue equity to fund these disbursements, even if the then-prevailing market conditions are not favorable for these transactions. Whether we issue debt or equity, at what price and amount and other terms of any such issuances will depend on many factors, including alternative sources of capital, our then existing leverage, our need for additional capital, market conditions and other factors beyond our control. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders may be reduced. In addition, new equity securities or convertible debt securities could have rights, preferences, and privileges senior to those of our current stockholders, which could substantially decrease the value of our securities owned by them. Depending on the share price we are able to obtain, we may have to sell a significant number of shares in order to raise the capital we deem necessary to execute our long-term strategy, and our stockholders may experience dilution in the value of their shares as a result. Furthermore, conversion costs may increase the financing we need to fund capital expenditures, future growth and expansion initiatives. As a result, our indebtedness could increase.
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
As of February 1, 2022, we have an aggregate of more than 600,000,000 shares of Class A common stock authorized but unissued, including 95,773,471 shares of Class A common stock issuable upon redemption or
Switch, Inc. | 2021 Form 10-K | 40

exchange of Common Units. Subject to the restrictions set forth in the Switch Operating Agreement, the Members may have their Common Units redeemed for shares of our Class A common stock. We have also entered into the Registration Rights Agreement pursuant to which the shares of Class A common stock issued to the Members upon redemption of Common Units are eligible for resale, subject to certain limitations set forth therein.
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
Our Class A common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “SWCH.” However, we cannot ensure that an active trading market for our Class A common stock will be sustained. In addition, we cannot ensure that the liquidity of any trading market will provide the ability to sell shares of our Class A common stock when or at desired prices.
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
Switch, Inc. | 2021 Form 10-K | 41

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
Switch, Inc. | 2021 Form 10-K | 42

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
Our amended and restated articles of incorporation require that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim against us or our officers, directors or employees arising pursuant to any provision of Nevada law regarding corporations, mergers, conversions, exchanges or domestications, or our amended and restated articles of incorporation or amended and restated bylaws or (iv) any action asserting a claim against us or any of our directors, officers or other employees governed by the internal affairs doctrine, will have to be brought only in the Eighth Judicial District Court of Clark County, Nevada (the “Nevada Forum Provision”); however, such provision is not expected to apply to claims arising under the Exchange Act, or to any other claim for which the federal courts have exclusive jurisdiction.
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
Switch, Inc. | 2021 Form 10-K | 43

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
Sales of substantial amounts of our Class A common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our Class A common stock and could impair our ability to raise capital through the sale of additional shares. As of February 1, 2022, we had 148,449,136 shares of Class A common stock outstanding and 95,773,471 authorized but unissued shares of Class A common stock that would be issuable upon redemption or exchange of Common Units.
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
Switch, Inc. | 2021 Form 10-K | 44

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
Although we intend to pay quarterly cash dividends on our Class A common stock, the declaration, amount and payment of any future dividends on shares of Class A common stock will be at the sole discretion of our board of directors, and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. The continued operation and expansion of our business will require substantial funding. We are a holding company, and substantially all of our operations are carried out by Switch, Ltd. and its subsidiaries. Under our amended and restated credit agreement and indentures governing our senior unsecured notes, Switch, Ltd. is currently restricted from paying cash dividends or making certain other restricted payments, and we expect these restrictions to continue in the future, which may in turn limit our ability to pay dividends on our Class A common stock. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries. Accordingly, realization of a gain on an investment in our Class A common stock may depend on the appreciation of the price of our Class A common stock, which may never occur.
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
Switch, Inc. | 2021 Form 10-K | 45

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
An uncertain economic environment, such as that which prevailed during much of 2021, may have an adverse effect on our business and financial condition. While we believe we have a strong customer base, if market conditions change, some of our customers may have difficulty paying us and we may experience losses in our customer base and reductions in their commitments to us. We may also be required to make allowances for doubtful accounts and our results would be negatively impacted. Our sales cycle could also be lengthened if customers reduce spending on, or delay decision-making with respect to, our services, which could adversely affect our revenue growth and our ability to recognize revenue. We could also experience pricing pressure as a result of economic conditions if our competitors lower prices and attempt to lure away our customers with lower cost solutions. Finally, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to pursue additional expansion opportunities and maintain our desired level of revenue growth in the future.
Our business and those of our customers and suppliers may be adversely affected by epidemics, pandemics or other outbreaks, including the COVID-19 pandemic.
The effects of epidemics, pandemics or other outbreaks of an illness, disease or virus are uncertain and difficult to predict. The global health crisis caused by the COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, new highly transmissible variants are spreading globally. Our customers’ businesses could be disrupted by the COVID-19 pandemic, which would affect their ability to make payments to us, and our revenues could be negatively affected. Additionally, global economic disruptors like COVID-19 could negatively impact our supply chain and cause delays in the construction or development of our data centers due to disruptions in the supply of materials, issuance of permits, or products or the inability of our contractors to perform on a timely basis or at all. It may not be possible to find replacement products or supplies and ongoing delays could affect our business and growth.
The impact of variants cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against COVID-19 and any variant thereof, the response by governmental bodies and regulators, the severity of the disease or any variant, the duration of the outbreak, and the future impact to the business of our customers, partners and vendors. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business.
Many countries around the world have continued to impose quarantines, restrictions on travel and mass gatherings and mask mandates to slow the spread of the virus. Such events may result in a period of business and equipment supply disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. In response to COVID-19, we implemented remote working and employee vaccination requirements and thus far have not experienced a significant disruption or delay in our business operations. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will not be put in place again due to a resurgence in COVID-19 cases, including those involving new variants of the coronavirus, which may be more contagious and deadly than prior strains. New developments, and any increased restrictions on operations, may adversely impact our results of operations.
These and other potential impacts of epidemics, pandemics or other outbreaks of an illness, disease or virus, including the COVID-19 pandemic, could have a material adverse effect on our business, financial condition and results of operations.
Item 1B.Unresolved Staff Comments.
None.
Switch, Inc. | 2021 Form 10-K | 46

Item 2.Properties.
The information set forth under the captions “Our Campus Locations” and “Our Portfolio” in Part I, Item 1 of this Form 10-K is incorporated by reference herein.
Item 3.Legal Proceedings.
The information set forth in Note 10 “Commitments and Contingencies—Legal Proceedings” to our consolidated financial statements in Part II, Item 8 of this Form 10-K is incorporated by reference herein.
Item 4.Mine Safety Disclosures.
Not applicable.
Switch, Inc. | 2021 Form 10-K | 47

Part II.
Item 5.Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market information
Our Class A common stock has traded on the NYSE under the symbol “SWCH” since October 6, 2017. Prior to that date, there was no public market for our Class A common stock. Our Class B common stock is neither listed nor traded on any stock exchange. As of February 1, 2022, there were no shares of Class C common stock outstanding.
Holders of record
As of February 1, 2022, there were 26 holders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of February 1, 2022, there were 88 holders of record of our Class B common stock. As of February 1, 2022, there were no shares of Class C common stock outstanding.
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
Performance graph
The graph below compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard and Poor’s MidCap 400 Index (the “S&P 400”) and the Standard and Poor’s Technology Select Sector Index (“S&P Technology”) for the period beginning on October 6, 2017 (the date our Class A common stock commenced trading on the NYSE) and ending on December 31, 2021, assuming an investment of $100 on October 6, 2017 and the reinvestment of dividends where applicable.
Recent sales of unregistered securities
None.
Issuer purchases of equity securities
None.
Switch, Inc. | 2021 Form 10-K | 48

Item 6.[Reserved]
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
We presently own and operate five primary campus locations, called Primes, which encompass 16 colocation facilities with an aggregate of up to 5.1 million GSF of space. Our Primes consist of The Core Campus in Las Vegas, Nevada; The Citadel Campus near Reno, Nevada; The Pyramid Campus in Grand Rapids, Michigan; The Keep Campus in Atlanta, Georgia; and The Rock Campus in Austin, Texas, which was launched with our acquisition in June 2021 of all of the equity interests of Data Foundry and certain real property interests used in connection with Data Foundry’s operations.
In addition to our Primes, we held a 50% ownership interest in SUPERNAP International, S.A. (“SUPERNAP International”), which had deployed facilities in Italy and Thailand, until February 2021, when we acquired SUPERNAP International’s 30% ownership interest in SUPERNAP Thailand, the entity which has deployed the facility in Thailand, and sold our ownership interest in SUPERNAP International, thus disposing of our interest in the facility in Italy. We account for our ownership interest in SUPERNAP Thailand under the equity method of accounting.
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
In November 2021, our board of directors approved the pursuit of a REIT conversion with a target of electing REIT status for the taxable year beginning January 1, 2023. We will report material developments and plans from time to time as the key steps for our conversion to a REIT are put in place and completed.

Switch, Inc. | 2021 Form 10-K | 49

Factors that May Influence Future Results of Operations
Impact of COVID-19. The global health crisis caused by the COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, new variants of COVID-19 continue to emerge, including the recent Omicron variant which appears to be the most transmissible variant to date. While we have not incurred significant disruptions thus far from COVID-19, the impact of the COVID-19 pandemic and its variants cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against variants, the response by governmental bodies and regulators, the severity of the disease or any variant, the duration of the outbreak, the future impact to the business of our customers, partners and vendors, and other facts identified in “Item 1A—Risk Factors” in Part I of this Form 10-K. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business. We will continue to evaluate the nature and extent of the impact of COVID-19 and its variants on the global economy and to our business, consolidated results of operations, and financial condition.
Market and Economic Conditions. We are affected by general business and economic conditions in the United States and globally. These conditions include short-term and long-term interest rates, inflationary pressures, supply chain issues, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets and broad trends in industry and finance, all of which are beyond our control. Macroeconomic conditions that affect the economy and the economic outlook of the United States and the rest of the world, including as a result of the COVID-19 pandemic and its variants, could adversely affect our customers and vendors, which could adversely affect our results of operations and financial condition.
Growth and Expansion Activities. Our future revenue growth will depend on our ability to maintain our existing revenue base while expanding and increasing utilization at our existing and developing Prime Campus locations. Our existing Prime Campus locations currently encompass 16 colocation facilities with an aggregate of up to 5.1 million GSF of space and up to 508 MW of power. As of December 31, 2021, the utilization rates at these Prime Campuses, based on currently available cabinets, were approximately 95%, 99%, 99%, 96%, and 77% at The Core Campus, The Citadel Campus, The Pyramid Campus, The Keep Campus, and The Rock Campus, respectively. Each of our existing Primes has room for further expansion. We may be unable to attract customers to our data centers or retain them for a number of reasons, including if we fail to provide competitive pricing terms, provide space that is deemed to be inferior to that of our competitors or are unable to provide services that our existing and potential customers desire.
Cost of Power. We are a large consumer of power, and the cost of energy accounts for a significant portion of our cost of revenue. We require power supply to provide many services we offer, such as powering and cooling our customers’ IT equipment and operating critical data center plant and equipment infrastructure. Pursuant to our service agreements, we provide our customers with a committed level of power supply availability and we have committed to operating our data centers with 100% clean and renewable energy. Most of our customer agreements provide the ability to increase our prices in response to an increase in the cost of energy; however, our gross profit can be adversely affected by increases in our cost of energy if we choose not to pass along the increases to our customers. For instance, historically, we generally have intentionally not passed along the seasonal increase in energy costs during the summer months to the full extent permitted under our contracts in order to avoid seasonal adjustments to our customer pricing, and that practice has, therefore, resulted in a decrease in our gross profit in those periods. Beginning in July 2021, we increased certain customer pricing in response to an increase in the cost of energy. As an unbundled purchaser of energy in Nevada, we are able to purchase power in the open market through long-term power contracts, which we believe reduces variability of energy costs. Our existing customers may not renew their contracts with us or may reduce the services purchased from us, or we may be unable to attract new customers, if we experience increased energy costs or limited availability of power resources, including clean and renewable energy. Our brand or reputation could be adversely affected if we are unable to operate our data centers with 100% clean and renewable energy.
Capital Expenditures. Our growth and expansion initiatives require significant capital. The costs of constructing, developing, operating and maintaining data centers, and growing our operations are substantial. While we strive to match the growth of our facilities to the demand for services, we still must spend significant amounts before we receive any revenue. If we are unable to generate sufficient capital to meet our anticipated capital requirements, our growth could slow and operations could be adversely affected. Our maintenance capital expenditures were $12.2 million for the year ended December 31, 2021.
Growth in Customers. Our results of operations could be significantly affected by the growth or reduction of our customer base. We have over 1,300 customers, including some of the world’s largest technology and digital media companies, cloud, IT and software providers, financial institutions, and network and telecommunications providers.
Switch, Inc. | 2021 Form 10-K | 50

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

	Years Ended December 31,
	2021	2020	2019
	(dollars in thousands)
Recurring revenue	$576,249	$494,238	$446,966
Capital expenditures	$455,688	$347,040	$307,712
Adjusted EBITDA	$315,129	$268,329	$231,061
Adjusted EBITDA margin	53.2%	52.5%	50.0%
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

The following table sets forth a reconciliation of recurring revenue to total revenue:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Recurring revenue	$576,249	$494,238	$446,966
Non-recurring revenue	15,796	17,309	15,344
Revenue	$592,045	$511,547	$462,310
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
Switch, Inc. | 2021 Form 10-K | 51

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
The following table sets forth a reconciliation of our net income to Adjusted EBITDA:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Net income	$14,751	$38,375	$31,542
Interest expense	47,642	29,774	29,236
Interest income(1)	(149)	(156)	(704)
Income tax expense	2,658	4,530	2,713
Depreciation and amortization of property and equipment	172,550	142,738	119,945
Amortization of customer relationships	3,542	—	—
Loss on disposal of property and equipment	404	362	586
Equity-based compensation	29,883	28,733	29,524
(Gain) loss on swaps	(585)	23,489	14,917
Litigation expense(2)	8,970	239	3,302
Loss on extinguishment of debt	146	245	—
Equity in net losses of investments	1,206	—	—
Acquisition-related costs(2)	4,485	—	—
Noncash litigation settlement expense	35,000	—	—
Gain on sale of equity method investment	(5,374)	—	—
Adjusted EBITDA	$315,129	$268,329	$231,061
________________________________________
(1)Interest income is included in the “Other” line of other income (expense) in our consolidated statements of comprehensive income.
(2)Litigation expense and acquisition-related costs are included in the “Selling, general and administrative expense” line in our consolidated statements of comprehensive income.
Components of Results of Operations
Revenue
During each of the years ended December 31, 2021, 2020, and 2019, we derived more than 96% of our revenue from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing and leasing of cabinet space and power and (2) connectivity services, which include cross-connects, broadband services and external connectivity. The remainder of our revenue is from non-recurring revenue, which primarily includes installation services related to a customer’s initial deployment. The majority of our revenue contracts are classified as licenses, with the exception of certain contracts that contain lease components. Based on the current growth stage of our business, we expect increases in revenue to be driven primarily by increases in volume, rather than changes in the prices we charge to our customers.
We recognize revenue when control of these goods and services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods and services. Revenue from recurring revenue streams is generally billed monthly and recognized using a time-based measurement of progress as customers receive service benefits evenly throughout the term of the contract. Contracts with our customers generally have terms of three to five years. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the contract term, which is determined using a portfolio
Switch, Inc. | 2021 Form 10-K | 52

approach. Revenue is generally recognized on a gross basis as a principal versus on a net basis as an agent, largely because we are primarily responsible for fulfilling the contract, take title to services, and bear credit risk.
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
Operating Expenses
Selling, General and Administrative Expense
Selling, general and administrative expense consists primarily of salaries and related expenses, including equity-based compensation, accounting, legal and other professional service fees, real estate and personal property taxes, rental payments related to our corporate office lease, marketing and selling expenses, including sponsorships, commissions paid to partners, travel, depreciation and amortization expense, insurance, and other facility and employee related costs. This expense classification may not be comparable to those of other companies. We expect to incur additional selling, general and administrative expenses as we continue to scale our operations to invest in sales and marketing initiatives to further increase our revenue and support our growth. We also expect to continue to incur general and administrative expenses as a result of operating as a public company, including expenses related to compliance with the rules and regulations of the SEC and those of the NYSE, additional insurance expenses, investor relations activities, and other administrative and professional services. Further, we expect to continue to incur general and administrative expenses in the form of equity-based compensation as a result of the continued issuance and vesting of equity awards. As a result, we expect that our selling, general and administrative expense will continue to increase in absolute dollars, but may fluctuate as a percentage of our revenue from period to period.
Litigation Settlement Expense
Litigation settlement expense consists of the issuance of shares of Class A common stock upon the settlement of certain litigation based on the closing share price on the settlement date.
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
Equity in Net Losses of Investments
Equity in net losses of investments consists of our share of results of operations from our equity method investments, including foreign currency translation adjustments. We held a 50% ownership interest in SUPERNAP International until February 2021, when we acquired SUPERNAP International’s 30% ownership interest in SUPERNAP Thailand and sold our ownership interest in SUPERNAP International. We had discontinued the equity
Switch, Inc. | 2021 Form 10-K | 53

method of accounting for our investment in SUPERNAP International as the carrying value of our investment was reduced to zero as a result of recording our share of its losses. Our interest in SUPERNAP Thailand was accounted for under the equity method of accounting through December 31, 2021. As of December 31, 2021, the carrying value of our investment in SUPERNAP Thailand was reduced to zero as a result of recording our share of operating losses and foreign currency translation adjustments. Accordingly, we discontinued the equity method of accounting for our investment in SUPERNAP Thailand as of December 31, 2021 and will not provide for additional losses until our share of future net income, if any, equals the share of net losses not recognized during the period the equity method was suspended. Our losses will continue to include the foreign currency translation adjustments in our investment.
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
Switch, Inc. | 2021 Form 10-K | 54

Results of Operations
The following table sets forth our results of operations:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Consolidated Statements of Income Data:
Revenue	$592,045	$511,547	$462,310
Cost of revenue	339,637	279,475	242,679
Gross profit	252,408	232,072	219,631
Selling, general and administrative expense	161,380	136,659	142,704
Litigation settlement expense	35,000	—	—
Income from operations	56,028	95,413	76,927
Other income (expense):
Interest expense, including amortization of debt issuance costs and original issue discount	(47,642)	(29,774)	(29,236)
Gain (loss) on swaps	585	(23,489)	(14,917)
Loss extinguishment of debt	(146)	(245)	—
Equity in net losses of investments	(1,206)	—	—
Gain on sale of equity method investment	5,374	—	—
Other	4,416	1,000	1,481
Total other expense	(38,619)	(52,508)	(42,672)
Income before income taxes	17,409	42,905	34,255
Income tax expense	(2,658)	(4,530)	(2,713)
Net income	14,751	38,375	31,542
Less: net income attributable to noncontrolling interest	9,339	22,836	22,625
Net income attributable to Switch, Inc.	$5,412	$15,539	$8,917

Switch, Inc. | 2021 Form 10-K | 55

The following table sets forth the consolidated statements of income data presented as a percentage of revenue. Amounts may not sum due to rounding.

	Years Ended December 31,
	2021	2020	2019
Consolidated Statements of Income Data:
Revenue	100%	100%	100%
Cost of revenue	57	55	52
Gross profit	43	45	48
Selling, general and administrative expense	27	27	31
Litigation settlement expense	6	—	—
Income from operations	9	19	17
Other income (expense):
Interest expense, including amortization of debt issuance costs and original issue discount	(8)	(6)	(6)
Gain (loss) on swaps	—	(5)	(3)
Loss on extinguishment of debt	—	—	—
Equity in net losses of investments	—	—	—
Gain on sale of equity method investment	1	—	—
Other	1	—	—
Total other expense	(7)	(10)	(9)
Income before income taxes	3	8	7
Income tax expense	—	(1)	(1)
Net income	2	8	7
Less: net income attributable to noncontrolling interest	2	4	5
Net income attributable to Switch, Inc.	1%	3%	2%
Comparison of the Years Ended December 31, 2021 and 2020
Revenue

	Years Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Colocation	$476,221	$413,791	$62,430	15%
Connectivity	105,785	91,885	13,900	15%
Other	10,039	5,871	4,168	71%
Revenue	$592,045	$511,547	$80,498	16%
Revenue increased by $80.5 million, or 16%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was attributable to $27.4 million contributed by Data Foundry, with 13% of the remaining increase attributable to revenue from new customers initiating service after December 31, 2020, and 87% attributable to increased revenue from existing customers. Our revenue churn rate, which we define as the reduction in recurring revenue attributable to customer terminations or non-renewal of expired contracts, divided by revenue at the beginning of the period, was 0.6% and 0.9% during the years ended December 31, 2021 and 2020, respectively.
Switch, Inc. | 2021 Form 10-K | 56

Cost of Revenue and Gross Margin

	Years Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Cost of revenue	$339,637	$279,475	$60,162	22%
Gross margin	42.6%	45.4%
Cost of revenue increased by $60.2 million, or 22%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily attributable to increases of $29.9 million in depreciation and amortization expense due to additional property and equipment being placed into service and $25.2 million in facilities costs due to increased utility rates. Accordingly, gross margin decreased by 280 basis points for the year ended December 31, 2021, compared to the year ended December 31, 2020.
Selling, General and Administrative Expense

	Years Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Selling, general and administrative expense	$161,380	$136,659	$24,721	18%
Selling, general and administrative expense increased by $24.7 million, or 18%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily attributable to an increase of $8.2 million in legal fees, $4.6 million in costs incurred related to the acquisition of Data Foundry, an increase of $4.5 million in salaries and related employee expense largely due to an increase in headcount associated with the acquisition of Data Foundry, and an increase of $3.5 million in depreciation and amortization expense due to the amortization of acquired customer relationships.
Other Income (Expense)

	Years Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(47,642)	$(29,774)	$(17,868)	60%
Gain (loss) on swaps	585	(23,489)	24,074	(102)%
Loss on extinguishment of debt	(146)	(245)	99	(40)%
Equity in net losses of investments	(1,206)	—	(1,206)	NM
Gain on sale of equity method investment	5,374	—	5,374	NM
Other	4,416	1,000	3,416	342%
Total other expense	$(38,619)	$(52,508)	$13,889	(26)%
________________________________________
NM - Not meaningful
Interest Expense
Interest expense increased by $17.9 million, or 60%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase was primarily due to increases in our weighted average debt outstanding from our senior unsecured notes and our weighted average interest rate from 2.97% during the year ended December 31, 2020 to 3.31% during the year ended December 31, 2021.
Gain (Loss) on Swaps
During the year ended December 31, 2021, we incurred a gain on swaps of $0.6 million, compared to a loss on swaps of $23.5 million for the year ended December 31, 2020. The change was primarily driven by changes in the fair value of interest rate swaps largely from the fluctuation in market interest rates, partially offset by a $4.9 million loss related to power swaps settled during the year ended December 31, 2021.
Switch, Inc. | 2021 Form 10-K | 57

Other
Other increased by $3.4 million for the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to non-recurring license fee income of $2.8 million recorded pursuant to a technology license agreement.
Income Tax Expense

	Years Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Income tax expense	$(2,658)	$(4,530)	$1,872	(41)%
During the year ended December 31, 2021, we incurred income tax expense of $2.7 million, compared to $4.5 million during the year ended December 31, 2020. Income tax expense is driven by our allocable share of Switch, Ltd.’s income before income taxes.
Net Income Attributable to Noncontrolling Interest

	Years Ended December 31,		Change
	2021	2020	Amount	%
	(dollars in thousands)
Net income attributable to noncontrolling interest	$9,339	$22,836	$(13,497)	(59)%
Net income attributable to noncontrolling interest was $9.3 million for the year ended December 31, 2021, compared to $22.8 million for the year ended December 31, 2020. The change was the result of a decrease in net income and a decrease in ownership by noncontrolling interest holders during the year ended December 31, 2021.
For a discussion related to the results of operations and changes in financial condition for the years ended December 31, 2020 and 2019, refer to Part II, Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on March 1, 2021.
Liquidity and Capital Resources
Switch, Inc. is a holding company and has no material assets other than its ownership of Common Units. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of Switch, Ltd. and its subsidiaries and any distributions we receive from Switch, Ltd. The terms of the amended and restated credit agreement and the indentures governing our senior unsecured notes limit the ability of Switch, Ltd., among other things, to incur additional debt, incur additional liens, encumbrances or contingent liabilities, and pay distributions or make certain other restricted payments.
Cash Sources
We have historically relied primarily on cash flows from operations, borrowings under our credit facilities, and issuances of notes. We regularly explore financing alternatives, including new credit agreements, unsecured and secured note issuances, and equity financing.
As of December 31, 2021, we had $48.3 million in cash and cash equivalents and our total indebtedness was approximately $1.69 billion (excluding debt issuance costs and original issue discount) consisting of (i) $1.10 billion principal from our senior unsecured notes, (ii) $529.0 million principal from our credit facilities, $129.0 million of which is accruing interest at an underlying variable interest rate of 1.85% and $400.0 million of which is effectively fixed at 4.48% pursuant to interest rate swap agreements, and (iii) $57.4 million from our finance lease liabilities. As of December 31, 2021, we had access to $363.1 million in additional liquidity from our revolving credit facility, net of outstanding letters of credit.
Senior Unsecured Notes
On September 17, 2020, we issued $600.0 million aggregate principal amount of our 3.75% senior unsecured notes due 2028. The notes bear interest at the rate of 3.75% per annum and mature on September 15, 2028. Interest on the notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year, beginning on March 15, 2021.
Switch, Inc. | 2021 Form 10-K | 58

On June 7, 2021, we issued $500.0 million aggregate principal amount of our 4.125% senior unsecured notes due 2029. The notes bear interest at the rate of 4.125% per annum and mature on June 15, 2029. Interest on the notes is payable semi-annually in cash in arrears on June 15 and December 15 of each year, beginning on December 15, 2021.
The indentures to the notes contain covenants that, subject to exceptions and qualifications, among other things, limit our ability to incur additional indebtedness and guarantee indebtedness, pay dividends or make other distributions or repurchase or redeem our capital stock, prepay, redeem or repurchase certain indebtedness, issue certain preferred stock or similar equity securities, make loans and investments, dispose of assets, incur liens, enter into transactions with affiliates, enter into agreements restricting our ability to pay dividends, and consolidate, merge or sell all or substantially all of our assets.
Credit Agreement
We are party to an amended and restated credit agreement (as amended on December 28, 2017, September 17, 2020, and July 29, 2021) with Wells Fargo Bank, National Association, as administrative agent, and certain other lenders, consisting of a $400.0 million term loan facility, maturing in July 2028, and a $500.0 million revolving credit facility, maturing in July 2026. The term loan facility is subject to quarterly principal amortization payments of $1.0 million, beginning on December 31, 2021, followed by a final payment of $373.0 million upon maturity.
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
We were in compliance with all applicable covenants as of December 31, 2021.
See Note 7 “Long-Term Debt” to our consolidated financial statements for more information on the components of our long-term debt.
Cash Uses
For the year ending December 31, 2022, we expect to incur $510 million to $560 million in capital expenditures for development and construction projects related to our expansion (excluding acquisitions of land); however, the exact amount will depend on a number of factors. We believe we have sufficient cash and access to liquidity, coupled with anticipated cash generated from operating activities, to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including completion of our development projects. We also believe that our financial resources will allow us to manage the anticipated impact of COVID-19 and its variants on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. The challenges posed by COVID-19 and its variants on our business are expected to evolve. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19 and its variants, including the Delta variant.
In addition, we are obligated to make payments under the TRA. As of December 31, 2021, we recorded a liability under the TRA of $395.6 million. Although the actual timing and amount of any payments we make under the TRA will vary, we expect those payments will be significant. Any payments we make under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us or to Switch, Ltd. and, to the extent we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us.

Switch, Inc. | 2021 Form 10-K | 59

The following table summarizes current and long-term material cash requirements as of December 31, 2021, which we expect to fund primarily with operating cash flows:

	Material Cash Requirements
	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
	(in thousands)
Long-term debt, principal(1)	$4,000	$8,000	$138,000	$1,479,000	$1,629,000
Long-term debt, interest(2)	64,681	124,131	107,791	101,674	398,277
Finance lease liabilities(3)	4,653	10,049	10,456	129,258	154,416
Operating lease liabilities(4)	5,178	8,976	6,471	53,302	73,927
Purchase obligations(5)	108,816	84,551	75,011	723,317	991,695
Total	$187,328	$235,707	$337,729	$2,486,551	$3,247,315
________________________________________
(1)Represents principal payments only. We will pay interest on outstanding indebtedness based on the rates and terms summarized in Note 7 “Long-Term Debt” to our consolidated financial statements.
(2)Represents interest expected to be incurred on our long-term debt based on amounts outstanding and interest rates as of December 31, 2021, including the impact of interest rate swaps, as summarized in Note 7 “Long-Term Debt” to our consolidated financial statements. Actual rates will vary.
(3)Represents principal and imputed interest. See Note 8 “Leases” to our consolidated financial statements.
(4)Represents minimum operating lease payments, excluding potential lease renewals. See Note 8 “Leases” to our consolidated financial statements.
(5)Represents primarily commitments for leases not yet commenced, construction-related purchase orders, and power purchase and portfolio energy credit agreements for our data centers. See Note 8 “Leases” and Note 10 “Commitments and Contingencies” to our consolidated financial statements.
Payments under the TRA are excluded in the table above as we are unable to reasonably estimate the timing of the payments of the liability; however, no amounts are expected to be paid within the next 12 months.
Cash Flows
The following table summarizes our cash flows:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$260,785	$236,240	$209,413
Net cash used in investing activities	(865,496)	(349,064)	(309,382)
Net cash provided by financing activities	564,207	178,822	43,130
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(40,504)	$65,998	$(56,839)
Cash Flows from Operating Activities
Cash from operating activities is primarily generated from operating income from our colocation and connectivity services.
Net cash provided by operating activities for the year ended December 31, 2021 was $260.8 million, compared to $236.2 million for the year ended December 31, 2020. The increase of $24.5 million was primarily due to increased operations in our data center facilities, changes in our working capital accounts, and non-recurring license fee income of $2.8 million recorded pursuant to a technology license agreement.
Cash Flows from Investing Activities
During the year ended December 31, 2021, net cash used in investing activities was $865.5 million, primarily consisting of $411.8 million related to the acquisition of Data Foundry, net of cash acquired, and capital expenditures of $455.7 million related to the expansion of our data center facilities.
During the year ended December 31, 2020, net cash used in investing activities was $349.1 million, primarily consisting of capital expenditures of $347.0 million related to the expansion of our data center facilities.
Cash Flows from Financing Activities
During the year ended December 31, 2021, net cash provided by financing activities was $564.2 million, primarily consisting of $625.3 million in proceeds from the issuance of our senior unsecured notes, net of original issue discount, and net borrowings under our credit facilities, partially offset by $27.8 million in dividends paid, $22.5
Switch, Inc. | 2021 Form 10-K | 60

million in distributions paid to noncontrolling interest, and $6.8 million for the payment of tax withholdings upon settlement of restricted stock unit awards.
During the year ended December 31, 2020, net cash provided by financing activities was $178.8 million, primarily consisting of $705.5 million in proceeds from the issuance of our senior unsecured notes, net of original issue discount, and borrowings on our revolving credit facility, partially offset by $465.2 million for the repayment of borrowings outstanding under our credit facilities, $21.1 million in distributions paid to noncontrolling interest, $20.0 million for the repurchase of Common Units, and $17.3 million in dividends paid.
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
Revenue Recognition
We generally derive more than 95% of our revenue from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing and leasing of cabinet space and power and (2) connectivity services, which include cross-connects, broadband services, and external connectivity. The remainder of our revenue is from non-recurring revenue, which primarily includes installation services related to a customer’s initial deployment. The majority of our revenue contracts are classified as licenses and accounted for in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, with the exception of certain contracts that contain lease components and are accounted for in accordance with ASC 842, Leases.
We recognize revenue when control of these goods and services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods and services. Revenue from recurring revenue streams is generally billed monthly and recognized using a time-based measurement of progress as customers receive service benefits evenly throughout the term of the contract, which is generally three to five years. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the contract term, which is determined using a portfolio approach. Non-recurring installation fees are not assessed as performance obligations as they are determined to be immaterial in the context of the contract with the customer. Revenue is generally recognized on a gross basis as a principal versus on a net basis as an agent, largely because we are primarily responsible for fulfilling the contract, take title to services, bear credit risk, and have discretion in establishing the price when selling to the customer.
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

Switch, Inc. | 2021 Form 10-K | 61

Contract Balances
We generally invoice customers in monthly installments payable in advance. The difference between the timing of revenue recognition, and the timing of billings and cash collections results in the recognition of accounts receivable, contract assets, and deferred revenue (contract liabilities) on our consolidated balance sheets. Receivables are recorded at invoice amounts, net of allowance for credit losses, and are recognized in the period when we have transferred goods or provided services to our customers, and when our right to consideration for that transfer is unconditional. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 15 to 30 days of the invoice date. In instances where the timing of revenue recognition differs from the timing of invoicing, our contracts generally do not include a significant financing component. We assess collectability based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer.
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
Equity-Based Compensation
Equity-based compensation includes stock options, performance-vesting restricted stock units, restricted stock, and restricted stock units awarded to employees in periods subsequent to our IPO and incentive units awarded to employees and members in periods prior to our IPO. We measure equity-based compensation expense at the grant date based on the fair value of the award and recognize the expense over the requisite service period, which is generally the vesting period. We use the straight-line method to recognize compensation expense for equity awards with service conditions and the accelerated attribution method for equity awards with performance conditions.
We estimate the fair value of stock options using the Black-Scholes option-pricing model, which utilizes various inputs and assumptions, some of which are subjective. Key inputs we use in applying the Black-Scholes option-pricing model are the stock price on the date of grant, expected stock price volatility, expected term of the award, risk-free interest rate, and expected dividend yield. We estimate expected volatility by using a weighted average of the historical volatility of our common stock and the historical volatilities of a peer group comprised of publicly-traded companies in the same industry. We estimate the expected term of stock option awards using the “simplified” method; whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the stock option. The risk-free interest rate is based on United States Treasury zero-coupon issues with remaining terms similar to the expected term of the stock option awards at the time of grant. The expected dividend yield is based on our estimate of annual dividends expected to be paid at the time of grant.
We estimate the fair value of performance-vesting restricted stock unit awards using the Monte Carlo simulation model. The performance-vesting restricted stock unit awards vest at the end of a specified contractual service
Switch, Inc. | 2021 Form 10-K | 62

period but only result in the issuance of shares upon the satisfaction of market conditions based on our total stock return relative that of a group of our peers. The expected term for performance-vesting restricted stock unit awards granted is the time period from the grant date to the end of the contractual service period, which is generally a three-year measurement period. We estimate the expected volatility by using a weighted average of the historical volatility of our common stock and the historical volatility of a peer group comprised of publicly-traded companies in a specified market index. The risk-free interest rate is based on United States Treasury zero-coupon issues with remaining terms similar to the expected term of the performance-vesting restricted unit awards. The expected dividend rate is zero as the performance-vesting restricted unit awards are entitled to participate in dividends paid during the contractual service period. Our restricted stock and restricted stock unit awards are measured based on the fair market value of the underlying common stock on the date of grant.
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
Switch, Inc. | 2021 Form 10-K | 63

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
In applying these fair value measurement methods, we use significant estimates and assumptions such as future expected cash flows, including revenue, profit margin, attrition rate, and discount rate. Future cash flows and growth rates are estimated based on expected customer growth and expansion. We determine the discount rate based on an implied internal rate of return analysis as well as a weighted-average cost of capital analysis.
Recent Accounting Pronouncements
See Note 2 “Summary of Significant Accounting Policies—Recent Accounting Pronouncements” to our consolidated financial statements for more information.
Switch, Inc. | 2021 Form 10-K | 64

Cautionary Note Regarding Forward-Looking Statements
This Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain word such as “may,” “will,” “expects,” “plans,” “anticipates,” “could,” “intends,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Form 10-K include, but are not limited to, statements about:

•our goals and strategies;
•our expectations regarding our plans to pursue a conversion to a REIT, including the timing related to such conversion;
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

Switch, Inc. | 2021 Form 10-K | 65

We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements in this Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. Such risks and uncertainties include, among others, those risks discussed in Part I, Item 1A—Risk Factors and throughout Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of this Form 10-K. In addition, you should consult other disclosures made by us (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by us.

Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
Item 7A.Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to financial market risks, primarily in interest rates related to our debt obligations.
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. As of December 31, 2021, our only borrowings subject to variable interest rates are under our credit agreement and bear interest at a margin above LIBOR or base rate (each as defined in the amended and restated credit agreement) as selected by us. In 2019, we entered into four interest rate swap agreements; whereby, we pay a weighted average fixed interest rate (excluding the applicable interest margin) of 2.48% on notional amounts corresponding to borrowings of $400.0 million in exchange for receipts on the same notional amount at a variable interest rate based on the applicable LIBOR at the time of payment. The interest rate swap agreements mature in June 2024. As of December 31, 2021, we had $129.0 million outstanding under our credit facilities with an underlying variable interest rate of 1.85%. As of December 31, 2021, a hypothetical increase or decrease of 100 basis points in LIBOR would cause our annual interest cost to change by $1.3 million.
Switch, Inc. | 2021 Form 10-K | 66

Item 8.Financial Statements and Supplementary Data.

Switch, Inc. | 2021 Form 10-K | 67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Switch, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Switch, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Switch, Inc. | 2021 Form 10-K | 68

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Tax Receivable Agreement (“TRA”) Liability
As described in Notes 2 and 11 to the consolidated financial statements, the Company has recorded a liability under the Tax Receivable Agreement (“TRA”) of $395.6 million as of December 31, 2021. In connection with its initial public offering, the Company entered into a TRA with Switch, Ltd. and the holders of Common Units of Switch, Ltd. Switch, Ltd. operates as a partnership for federal, state, and local tax reporting. In the event that such parties exchange any or all of their Common Units for Class A common stock, the TRA requires the Company to make payments to such holders for 85% of the tax benefits realized, or in some cases deemed to be realized, by the Company by such exchange as a result of (i) increases in the Company’s tax basis of its ownership interest in the net assets of Switch, Ltd. resulting from any redemptions or exchanges of noncontrolling interest, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA. As disclosed by management, management recognizes obligations under the TRA after concluding that it is probable that the Company would have sufficient future taxable income to utilize the related tax benefits. The projection of future taxable income involves judgment and actual taxable income may differ from estimates, which could impact the timing of payments under the TRA. Management calculates the liability under the TRA using a complex TRA model, which includes a significant assumption related to the fair market value of property and equipment.
The principal considerations for our determination that performing procedures relating to the TRA liability is a critical audit matter are (i) the significant judgment by management when determining the TRA liability; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumption related to the fair market value of property and equipment; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the calculation of the TRA liability, including controls over the significant assumption related to the fair market value of property and equipment. These procedures also included, among others (i) testing management’s process for determining the TRA liability; (ii) testing the completeness and accuracy of the underlying data used in the calculation of the TRA liability; (iii) evaluating the appropriateness of the methodology used to calculate the TRA liability; and (iv) evaluating the reasonableness of the significant assumption used by management related to the fair market value of property and equipment. Evaluating management’s significant assumption related to the fair market value of property and equipment involved (i) testing the completeness and accuracy of changes to the cost basis of property and equipment throughout the year on a test basis and (ii) testing management’s calculation of the fair market value of property and equipment on a test basis. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the fair market value of property and equipment significant assumption.

Switch, Inc. | 2021 Form 10-K | 69

Acquisition of Data Foundry, LLC - Valuation of Customer Relationships Intangible Asset
As described in Note 3 to the consolidated financial statements, on June 7, 2021, the Company acquired all of the equity interests of Data Foundry, LLC (“Data Foundry”) and certain real property interests for total cash consideration of $420.0 million, which resulted in recording a $125.0 million customer relationships intangible asset. The fair value of customer relationships was measured as of the acquisition date under the multi-period excess earnings method using inputs such as revenue, profit margin, attrition rate, and discount rate.
The principal considerations for our determination that performing procedures relating to the valuation of the customer relationships intangible asset acquired from the acquisition of Data Foundry is a critical audit matter are (i) the significant judgment by management when determining the fair value of the customer relationships intangible asset acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue, profit margin, attrition rate, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over the valuation of the customer relationships intangible asset. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for determining the fair value of the customer relationships intangible asset; (iii) evaluating the appropriateness of the multi-period excess earnings method; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to revenue, profit margin, attrition rate, and discount rate. Evaluating management’s significant assumptions related to revenue and profit margin involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of Data Foundry; (ii) the consistency with external market and industry data; and (iii) whether these significant assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the significant assumptions related to the attrition rate and discount rate.

/s/ PricewaterhouseCoopers LLP
Las Vegas, Nevada
March 1, 2022

We have served as the Company’s auditor since 2013.
Switch, Inc. | 2021 Form 10-K | 70

Switch, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48,325	$90,719
Restricted cash	1,890	—
Accounts receivable, net of allowance for credit losses of $361 and $792, respectively	18,368	21,723
Prepaid expenses	10,265	8,171
Other current assets, net of allowance for credit losses of $3 and $0, respectively	4,624	2,235
Total current assets	83,472	122,848
Property and equipment, net	2,237,059	1,737,415
Long-term deposit	13,504	2,626
Deferred income taxes	295,699	203,201
Intangible assets, net	125,758	2,423
Goodwill	106,350	—
Other assets, net of allowance for credit losses of $91 and $87, respectively	56,776	45,943
TOTAL ASSETS	$2,918,618	$2,114,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt, current portion	$4,000	$—
Accounts payable	55,262	14,588
Accrued salaries and benefits	6,786	4,884
Accrued interest	8,577	7,132
Accrued expenses and other	18,285	9,686
Accrued construction payables	31,093	27,162
Deferred revenue, current portion	16,905	14,870
Customer deposits	16,335	12,348
Swap liability, current portion	8,062	9,418
Operating lease liability, current portion	3,281	3,512
Total current liabilities	168,586	103,600
Long-term debt, net	1,611,962	991,213
Operating lease liability	32,157	25,536
Finance lease liability	57,376	57,516
Deferred revenue	25,921	23,862
Liabilities under tax receivable agreement	395,615	278,865
Other long-term liabilities	8,360	22,897
TOTAL LIABILITIES	2,299,977	1,503,489
Commitments and contingencies (Note 8 and Note 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value per share, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value per share, 750,000 shares authorized, 145,187 and 119,009 shares issued and outstanding, respectively	145	119
Class B common stock, $0.001 par value per share, 300,000 shares authorized, 98,331 and 121,640 shares issued and outstanding, respectively	98	122
Class C common stock, $0.001 par value per share, 75,000 shares authorized, none issued and outstanding	—	—
Additional paid in capital	352,984	266,129
(Accumulated deficit) retained earnings	(23,022)	9
Accumulated other comprehensive (loss) income	(568)	79
Total Switch, Inc. stockholders’ equity	329,637	266,458
Noncontrolling interest	289,004	344,509
TOTAL STOCKHOLDERS’ EQUITY	618,641	610,967
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,918,618	$2,114,456

The accompanying notes are an integral part of these consolidated financial statements.
Switch, Inc. | 2021 Form 10-K | 71

Switch, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Revenue	$592,045	$511,547	$462,310
Cost of revenue	339,637	279,475	242,679
Gross profit	252,408	232,072	219,631
Selling, general and administrative expense	161,380	136,659	142,704
Litigation settlement expense	35,000	—	—
Income from operations	56,028	95,413	76,927
Other income (expense):
Interest expense, including $2,553, $1,840, and $1,636, respectively, in amortization of debt issuance costs and original issue discount	(47,642)	(29,774)	(29,236)
Gain (loss) on swaps	585	(23,489)	(14,917)
Loss on extinguishment of debt	(146)	(245)	—
Equity in net losses of investments	(1,206)	—	—
Gain on sale of equity method investment	5,374	—	—
Other	4,416	1,000	1,481
Total other expense	(38,619)	(52,508)	(42,672)
Income before income taxes	17,409	42,905	34,255
Income tax expense	(2,658)	(4,530)	(2,713)
Net income	14,751	38,375	31,542
Less: net income attributable to noncontrolling interest	9,339	22,836	22,625
Net income attributable to Switch, Inc.	$5,412	$15,539	$8,917

Net income per share (Note 15):
Basic	$0.04	$0.15	$0.12
Diluted	$0.04	$0.14	$0.11

Weighted average shares used in computing net income per share (Note 15):
Basic	134,091	105,822	76,501
Diluted	138,699	243,501	246,329

Other comprehensive income:
Foreign currency translation adjustment, net of reclassification adjustment and tax of $0	(1,468)	—	—
Comprehensive income	13,283	38,375	31,542
Less: comprehensive income attributable to noncontrolling interest	8,518	22,836	22,625
Comprehensive income attributable to Switch, Inc.	$4,765	$15,539	$8,917

The accompanying notes are an integral part of these consolidated financial statements.

Switch, Inc. | 2021 Form 10-K | 72

Switch, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders’ Equity
Balances—December 31, 2018	55,218	$55	148,481	$149	$42,945	$43	$140,191	$2,693	$79	$565,142	$708,352
Cumulative adjustment due to adoption of new revenue recognition standard	—	—	—	—	—	—	—	224	—	940	1,164
Net income	—	—	—	—	—	—	—	8,917	—	22,625	31,542
Equity-based compensation expense	—	—	—	—	—	—	15,487	—	—	14,037	29,524
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	484	1	—	—	—	—	(3,130)	—	—	1,711	(1,418)
Issuance of restricted stock awards	80	—	—	—	—	—	—	—	—	—	—
Dividends declared ($0.118 per share)	—	—	—	—	—	—	—	(9,414)	—	—	(9,414)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(20,106)	(20,106)
Exchanges of noncontrolling interest for Class A common stock	33,986	34	(33,986)	(34)	—	—	101,450	—	—	(101,450)	—
Repurchase of common units and cancellation of Class B common stock	—	—	(6,393)	(7)	—	—	(28,334)	—	—	(62,705)	(91,046)
Conversion of Class C common stock to Class B common stock	—	—	42,945	43	(42,945)	(43)	—	—	—	—	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	—	—	(109,541)	—	—	—	(109,541)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	—	—	88,588	—	—	—	88,588
Balances—December 31, 2019	89,768	$90	151,047	$151	—	$—	$204,711	$2,420	$79	$420,194	$627,645

Switch, Inc. | 2021 Form 10-K | 73

Switch, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands)

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders’ Equity
Balances—December 31, 2019	89,768	$90	151,047	$151	—	$—	$204,711	$2,420	$79	$420,194	$627,645
Cumulative adjustment due to adoption of new credit loss standard	—	—	—	—	—	—	—	(67)	—	(82)	(149)
Net income	—	—	—	—	—	—	—	15,539	—	22,836	38,375
Equity-based compensation expense	—	—	—	—	—	—	21,079	—	—	7,654	28,733
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	708	—	—	—	—	—	(5,803)	—	—	1,381	(4,422)
Issuance of Class A common stock upon exercise of stock options	177	—	—	—	—	—	653	—	—	2,348	3,001
Issuance of restricted stock awards	75	—	—	—	—	—	—	—	—	—	—
Dividends declared ($0.159 per share)	—	—	—	—	—	—	—	(17,883)	—	—	(17,883)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(20,903)	(20,903)
Exchanges of noncontrolling interest for Class A common stock	28,281	29	(28,281)	(29)	—	—	76,677	—	—	(76,677)	—
Repurchase of common units and cancellation of Class B common stock	—	—	(1,126)	—	—	—	(7,758)	—	—	(12,242)	(20,000)
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	—	—	(116,789)	—	—	—	(116,789)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	—	—	93,359	—	—	—	93,359
Balances—December 31, 2020	119,009	$119	121,640	$122	—	$—	$266,129	$9	$79	$344,509	$610,967
Switch, Inc. | 2021 Form 10-K | 74

Switch, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands)

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock		Class C Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Stockholders’ Equity
Balances—December 31, 2020	119,009	$119	121,640	$122	—	$—	$266,129	$9	$79	$344,509	$610,967
Net income	—	—	—	—	—	—	—	5,412	—	9,339	14,751
Equity-based compensation expense	—	—	—	—	—	—	27,966	—	—	1,917	29,883
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	919	1	—	—	—	—	(9,758)	—	—	3,313	(6,444)
Issuance of Class A common stock upon exercise of stock options	474	—	—	—	—	—	5,337	—	—	2,716	8,053
Issuance of restricted stock awards	71	—	—	—	—	—	—	—	—	—	—
Issuance of Class A common stock upon litigation settlement, net of offering costs	1,405	1	—	—	—	—	22,446	—	—	12,463	34,910
Dividends declared ($0.205 per share)	—	—	—	—	—	—	—	(28,443)	—	—	(28,443)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	—	(21,974)	(21,974)
Exchanges of noncontrolling interest for Class A common stock	23,309	24	(23,309)	(24)	—	—	62,458	—	—	(62,458)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	—	—	(116,750)	—	—	—	(116,750)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	—	—	95,156	—	—	—	95,156
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(647)	(821)	(1,468)
Balances—December 31, 2021	145,187	$145	98,331	$98	—	$—	$352,984	$(23,022)	$(568)	$289,004	$618,641

The accompanying notes are an integral part of these consolidated financial statements.
Switch, Inc. | 2021 Form 10-K | 75

Switch, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,751	$38,375	$31,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	172,550	142,738	119,945
Amortization of customer relationships	3,542	—	—
Loss on disposal of property and equipment	404	362	586
Deferred income taxes	2,658	4,530	2,713
Amortization of debt issuance costs and original issue discount	2,553	1,840	1,636
Credit loss (benefit) expense	(266)	531	(73)
Unrealized (gain) loss on swaps	(15,173)	15,927	14,014
Loss on extinguishment of debt	146	245	—
Equity in net losses on investments	1,206	—	—
Gain on sale of equity method investment	(5,374)	—	—
Equity-based compensation	29,883	28,733	29,524
Litigation settlement expense	35,000	—	—
Amortization of portfolio energy credits	592	1,316	1,844
Cost of revenue for sales-type leases	150	3,436	1,082
Changes in operating assets and liabilities:
Accounts receivable	4,367	15	(5,492)
Prepaid expenses	(134)	(1,034)	(775)
Other current assets	(346)	1,582	(545)
Other assets	(1,547)	1,439	3,447
Accounts payable	8,252	(186)	(892)
Accrued salaries and benefits	1,358	(944)	570
Accrued interest	1,445	6,665	153
Accrued expenses and other	3,388	(1,105)	2,045
Deferred revenue	4,094	(4,111)	12,437
Customer deposits	1,540	1,518	868
Operating lease liabilities	(3,683)	(5,193)	(4,886)
Other long-term liabilities	(571)	(439)	(330)
Net cash provided by operating activities	260,785	236,240	209,413
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business, net of cash acquired	(411,774)	—	—
Acquisition of property and equipment	(455,688)	(347,040)	(307,712)
Purchase of portfolio energy credits	(2,767)	(2,026)	(1,703)
Purchase of equity method investment	(2,200)	—	—
Proceeds from sale of equity method investment	4,900	—	—
Proceeds from sale of property and equipment	2,033	2	33
Net cash used in investing activities	(865,496)	(349,064)	(309,382)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings, net of original issue discount	646,250	705,500	170,000
Payment of debt issuance costs	(4,822)	(2,550)	—
Repayment of borrowings, including finance lease liabilities	(21,139)	(465,249)	(6,876)
Change in long-term deposit	(7,035)	1,072	921
Payment of tax withholdings upon settlement of restricted stock unit awards	(6,793)	(4,569)	(1,448)
Proceeds from exercise of stock options	8,053	3,001	—
Offering costs paid on issuance of Class A shares upon litigation settlement	(90)	—	—
Repurchase of common units	—	(20,000)	(91,046)
Dividends paid to Class A common stockholders	(27,755)	(17,329)	(9,051)
Distributions paid to noncontrolling interest	(22,462)	(21,054)	(19,370)
Net cash provided by financing activities	564,207	178,822	43,130
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(40,504)	65,998	(56,839)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of year	90,719	24,721	81,560
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of year	$50,215	$90,719	$24,721

Switch, Inc. | 2021 Form 10-K | 76

Switch, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Years Ended December 31,
	2021	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$44,112	$21,764	$26,238
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
Increase (decrease) in liabilities incurred to acquire property and equipment	$32,539	$(14,586)	$24,238
Increase (decrease) in accrued construction payables incurred related to long-term deposit	$1,916	$(925)	$993
Increase in accounts payable incurred related to long-term deposit	$846	$—	$—
Increase in liabilities related to remaining purchase price for the acquisition of a business	$3,678	$—	$—
Decrease in noncontrolling interest as a result of exchanges for Class A common stock	$(62,458)	$(76,677)	$(101,450)
Recognition of liabilities under tax receivable agreement	$116,750	$116,789	$109,541
Increase in deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	$95,156	$93,359	$88,588
Right-of-use assets obtained in exchange for new operating lease liabilities	$7,657	$3,294	$44
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$138	$39,036
(Decrease) increase in distributions payable on unvested common units	$(488)	$(151)	$736
Increase in dividends payable on unvested restricted stock units	$688	$554	$363
Dividends payable settled with shares of Class A common stock	$349	$147	$30
Increase in liabilities related to purchase of portfolio energy credits	$—	$298	$—
Increase in property and equipment related to transfer from long-term deposit	$—	$244	$—
Decrease in accounts receivable due to refund of long-term deposit	$—	$—	$(24)
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$48,325	$90,719	$24,721
Restricted cash	1,890	—	—
Total cash, cash equivalents, and restricted cash	$50,215	$90,719	$24,721
The accompanying notes are an integral part of these consolidated financial statements.
Switch, Inc. | 2021 Form 10-K | 77

Switch, Inc.
Notes to Consolidated Financial Statements

Switch, Inc. | 2021 Form 10-K | 78

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
Cash and Cash Equivalents
The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Cash equivalents as of December 31, 2021 and 2020 were comprised of money market funds totaling $18.0 million and $60.7 million, respectively.
Restricted Cash
Restricted cash as of December 31, 2021 was comprised of amounts in escrow related to the acquisition of Data Foundry totaling $1.9 million. There was no restricted cash as of December 31, 2020. Restricted cash is classified based on the expiry of the restrictions.

Switch, Inc. | 2021 Form 10-K | 79

Accounts Receivable
Customer receivables are non-interest bearing and are initially recorded at cost. The Company generally does not request collateral from its customers; however, it usually obtains a lien or other security interest in certain customers’ equipment placed in the Company’s data center, and/or obtains a deposit. The Company maintains an allowance for current expected credit losses for its accounts receivable through a loss rate method; whereby, based on past events, such as prior write-offs, it determines expected losses while adjusting for current and forward-looking conditions, such as economic news and trends, customer concentrations, changes in customer payment terms, and customer credit-worthiness. Customer credit-worthiness is determined through indicators such as third-party credit ratings, collection experience, and other internal metrics. If a customer's credit-worthiness resulted in an impairment of their ability to make payments, greater allowances for credit losses may be required. The Company pooled its assets based on these conditions such that each asset pool reflected a homogenous set of asset risks, including characteristics such as credit ratings, customer industry, contract term, and historical credit loss patterns. For any period beyond a reasonable and supportable forecast for current and forward-looking conditions, the Company reverts to a loss rate based only on historical information. During the years ended December 31, 2021, 2020, and 2019, the Company recorded a credit loss benefit of $0.3 million, credit loss expense of $0.5 million, and credit loss benefit of $0.1 million, respectively.
Concentration of Credit and Other Risks
Although the Company operates primarily in Nevada, realization of its receivables and its future operations and cash flows could be affected by adverse economic conditions, both regionally and elsewhere in the United States. During the years ended December 31, 2021, 2020, and 2019, the Company’s largest customer and its affiliates comprised 14%, 14%, and 13%, respectively, of the Company’s revenue. One customer accounted for 10% or more of total receivables, including net investments in sales-type leases, as of December 31, 2021. The Company’s largest customer and its affiliates accounted for 10% or more of total receivables, including net investments in sales-type leases, as of December 31, 2020.
Intangible Assets
Intangible assets consist of acquired customer relationships, portfolio energy credits (“PECs”), and other. Acquired customer relationships are amortized to selling, general and administrative expense on the consolidated statement of comprehensive income over the anticipated life of the relationships on a straight-line basis. See Note 3 “Acquisition” for additional information. PECs are recorded at their cost when purchased and are amortized to cost of revenue on the consolidated statements of comprehensive income when utilized in operations. Other intangible assets consist of indefinite-lived domain names and internet protocol addresses recorded at their cost when purchased.
A summary of the Company’s intangible assets as of the end of each period presented is as follows:

	December 31,
	2021	2020
	(in thousands)
Customer relationships, gross	$125,000	$—
Accumulated amortization(1)	(3,542)	—
Customer relationships, net	$121,458	$—
PECs, gross	$10,145	$7,676
Accumulated amortization	(7,260)	(6,668)
PECs, net	$2,885	$1,008
Other, gross and net	$1,415	$1,415
Total intangible assets, net	$125,758	$2,423
________________________________________
(1)Acquired customer relationships are amortized over a period of 20 years.
Estimated future amortization of acquired customer relationships as of December 31, 2021 is $6.3 million for each of 2022, 2023, 2024, 2025, and 2026.
Switch, Inc. | 2021 Form 10-K | 80

Goodwill
Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Goodwill is reviewed at least annually for impairment. To evaluate goodwill impairment, the Company performs a qualitative assessment during the fourth quarter to determine if it is more likely than not that the fair value of its reporting unit is less than its carrying amount. If the qualitative assessment is not conclusive, the Company then proceeds to test goodwill for impairment, including comparing the fair value of its reporting unit to its carrying value, including attributable goodwill. Fair value for the reporting unit is determined using the cost approach, income approach, or market approach incorporating market participant considerations and assumptions on revenue, profit margin, attrition rate, and discount rate. Fair value determinations may include both internal and third-party valuations.
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
Switch, Inc. | 2021 Form 10-K | 81

Investments in entities where the Company holds less than a 20% ownership interest are generally accounted for using the cost method of accounting.
Debt Issuance Costs
Costs incurred in obtaining certain debt financing are deferred and amortized over the terms of the related debt instruments using the straight line-method for bond and term debt, which approximates the interest method, and revolving debt. As of December 31, 2021 and 2020, unamortized debt issuance costs and original issue discount totaled $16.5 million and $10.7 million, respectively, of which $3.5 million and $1.9 million, respectively, related to revolving debt and were included within other assets on the consolidated balance sheets.
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
The Company’s estimated useful lives of its property and equipment are as follows:

Assets	Estimated Useful Lives (in years)
Land improvements	12-30
Buildings, building improvements and leasehold improvements	0.5-40
Substation equipment	30
Data center equipment	2-19
Vehicles	7
Core network equipment	2-7
Fiber facilities	20, 25
Computer equipment, furniture and fixtures	3-5
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
Foreign Currency Translation
Gains or losses from translation of foreign operations where the local currency is the functional currency are included in other comprehensive income.
Switch, Inc. | 2021 Form 10-K | 82

Revenue Recognition
During each of the years ended December 31, 2021, 2020, and 2019, the Company derived more than 96% of its revenue from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing and leasing of cabinet space and power and (2) connectivity services, which includes cross-connects, broadband services, and external connectivity. The remainder of the Company’s revenue is from non-recurring revenue, which primarily includes installation services related to a customer’s initial deployment. The majority of the Company’s revenue contracts are classified as licenses and accounted for in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), with the exception of certain contracts that contain lease components and are accounted for in accordance with ASC 842, Leases (“ASC 842”).
The Company recognizes revenue when control of these goods and services is transferred to its customers in an amount that reflects the consideration it expects to be entitled to in exchange for those goods and services. Revenue from recurring revenue streams is generally billed monthly and recognized using a time-based measurement of progress as customers receive service benefits evenly throughout the term of the contract, which is generally three to five years. Non-recurring installation fees, although generally paid in a lump sum upon installation, are deferred and recognized ratably over the contract term, which is determined using a portfolio approach. Non-recurring installation fees are not assessed as performance obligations as they are determined to be immaterial in the context of the contract with the customer. Revenue is generally recognized on a gross basis as a principal versus on a net basis as an agent, largely because the Company is primarily responsible for fulfilling the contract, takes title to services, bears credit risk, and has discretion in establishing the price when selling to the customer.
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
The Company guarantees certain service levels, such as uptime, as outlined in individual customer contracts. If these standard service levels are not achieved, the Company would reduce revenue for any credits given to the customer as a result. There were no service level credits issued during the years ended December 31, 2021, 2020, and 2019.
Contract Balances
The Company generally invoices customers in monthly installments payable in advance. The difference between the timing of revenue recognition, and the timing of billings and cash collections results in the recognition of accounts receivable, contract assets, and deferred revenue (contract liabilities) on the consolidated balance sheets. Receivables are recorded at invoice amounts, net of allowance for credit losses, and are recognized in the period when the Company has transferred goods or provided services to its customers, and when its right to consideration for that transfer is unconditional. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 15 to 30 days of the invoice date. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The Company assesses collectability based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer.
A contract asset exists when the Company has transferred products or provided services to its customers, but customer payment is contingent upon future satisfaction of a performance obligation. Certain contracts include terms related to price arrangements and allocations of consideration to multiple performance obligations recognized
Switch, Inc. | 2021 Form 10-K | 83

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
The opening and closing balances of the Company’s contract assets, net of allowance for credit losses, and deferred revenue are as follows:

	Contract Assets, Current Portion(1)	Contract Assets(2)	Deferred Revenue, Current Portion(3)	Deferred Revenue(4)
	(in thousands)
December 31, 2020	$—	$3,997	$14,870	$23,862
December 31, 2021	190	4,262	16,905	25,921
Change	$190	$265	$2,035	$2,059
________________________________________
(1)Amounts are included within other current assets on the Company’s consolidated balance sheets.
(2)Amounts are included within other assets on the Company’s consolidated balance sheets.
(3)Amounts include $1.4 million and $1.7 million of deferred revenue related to leases as of December 31, 2021 and 2020, respectively.
(4)Amounts include $2.8 million and $2.7 million of deferred revenue related to leases as of December 31, 2021 and 2020, respectively.
The differences between the opening and closing balances of the Company’s deferred revenue primarily result from timing differences between the Company’s satisfaction of performance obligations and the associated customer payments. Revenue recognized from the balance of deferred revenue as of December 31, 2020 was $8.1 million during the year ended December 31, 2021. For the year ended December 31, 2021, no impairment losses related to contract assets were recognized on the consolidated statement of comprehensive income.
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
As of December 31, 2021 and 2020, there were deferred contract costs of $5.6 million and $4.6 million, respectively, included in other assets on the Company’s consolidated balance sheets. For the year ended December 31, 2021, $1.2 million of deferred contract costs were amortized to selling, general and administrative expense and no impairment losses were recognized on the Company’s consolidated statement of comprehensive income.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized in future periods. These amounts totaled $875.2 million as of December 31, 2021, 42%, 45%, and 9% of which is expected to be recognized over the next year, one to three years, and three to five years, respectively, with the remainder recognized thereafter. The remaining performance obligations do not include estimates of variable consideration related to unsatisfied performance obligations, such as the usage of metered power, or any contracts that could be terminated without significant penalties.
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
Switch, Inc. | 2021 Form 10-K | 84

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
The Company utilizes a two-step process to record uncertain income tax positions in which (1) the Company determines if the weight of available evidence indicates it is more likely than not that the tax position for recognition will be sustained on the basis of its technical merits and (2) for those tax positions meeting the more likely than not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50% likely of being realized upon ultimate settlement with the related tax authority. The Company includes interest and penalties related to income taxes within the provision for income taxes. See Note 11 “Income Taxes” for additional information.
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
The timing and amount of aggregate payments due under the TRA may vary based on a number of factors, including the amount and timing of the taxable income the Company generates each year and the tax rate then applicable. The Company calculates the liability under the TRA using a complex TRA model, which includes a significant assumption related to the fair market value of property and equipment. The payment obligations under the TRA are obligations of Switch, Inc. and not of Switch, Ltd. Payments are generally due under the TRA within a specified period of time following the filing of the Company’s tax return for the taxable year with respect to which the payment obligation arises, although interest on such payments will begin to accrue at a rate of LIBOR plus 100 basis points from the due date (without extensions) of such tax return. Any late payments that may be made under the TRA will continue to accrue interest at LIBOR plus 500 basis points until such payments are subsequently made. See Note 11 “Income Taxes” for additional information.
Advertising Costs
Advertising costs are expensed when incurred and are included in selling, general and administrative expense in the consolidated statements of comprehensive income. Advertising expense was $1.0 million, $0.9 million, and $1.5 million during the years ended December 31, 2021, 2020, and 2019, respectively.
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
Switch, Inc. | 2021 Form 10-K | 85

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
The Company uses the Black-Scholes option-pricing model to determine the fair value of Switch, Inc.’s stock option awards. Switch, Inc. estimates the expected volatility by using a weighted average of the historical volatility of its common stock and the historical volatilities of a peer group comprised of publicly-traded companies in the same industry. The risk-free interest rate is based on United States Treasury zero-coupon issues with remaining terms similar to the expected term of the stock option awards. The expected dividend rate is based on the Company’s estimate of annual dividends expected to be paid at the time of grant. The expected term for stock options granted is estimated using the “simplified” method; whereby, the expected term equals the arithmetic average of the vesting term and the original contractual term of the stock option due to Switch, Inc.’s lack of sufficient historical exercise data.
The Company uses the Monte Carlo simulation model to determine the fair value of Switch, Inc.’s performance-vesting restricted stock unit awards. The performance-vesting restricted stock unit awards vest at the end of a specified contractual service period but only result in the issuance of shares upon satisfaction of market conditions based on the Company’s total stock return relative that of a group of the Company’s peers. The expected term for performance-vesting restricted stock unit awards granted is the time period from the grant date to the end of the contractual service period. The Company estimates the expected volatility by using a weighted average of the historical volatility of its common stock and the historical volatility of a peer group comprised of publicly-traded companies in a specified market index. The risk-free interest rate is based on United States Treasury zero-coupon issues with remaining terms similar to the expected term of the performance-vesting restricted unit awards. Performance-vesting restricted stock unit awards are entitled to participate in dividends paid during the contractual service period. Switch, Inc.’s restricted stock and restricted stock unit awards are measured based on the fair market value of the underlying common stock on the date of grant.
Net Income per Share
Basic net income per share is computed by dividing net income attributable to Switch, Inc. by the weighted average number of shares outstanding during the period. Diluted net income per share is computed giving effect to all potential weighted average dilutive shares, including stock options, restricted stock units, dividend equivalent units, restricted stock awards, performance-vesting restricted stock units, and Common Units convertible into shares of Class A common stock during the period. The dilutive effect of outstanding awards, if any, is reflected in diluted net income per share by application of the treasury stock method or if-converted method, as applicable. See Note 15 “Net Income Per Share” for additional information.
Fair Value Measurements
Information about the Company’s financial assets and liabilities measured at fair value on a recurring basis is presented below:

		December 31, 2021
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Assets:
Cash equivalents	Cash and cash equivalents	$17,959	$17,959	$—	$—
Liabilities:
Interest rate swaps	Swap liability, current portion	$8,062	$—	$8,062	$—
Interest rate swaps	Other long-term liabilities	$6,706	$—	$6,706	$—
Switch, Inc. | 2021 Form 10-K | 86

		December 31, 2020
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Assets:
Cash equivalents	Cash and cash equivalents	$60,664	$60,664	$—	$—
Liabilities:
Interest rate swaps	Swap liability, current portion	$9,418	$—	$9,418	$—
Interest rate swaps	Other long-term liabilities	$20,523	$—	$20,523	$—
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
The Company enters into interest rate swap agreements to manage its interest rate risk associated with variable-rate borrowings. In January and February 2019, Switch, Ltd. entered into four interest rate swap agreements; whereby, Switch, Ltd. will pay a weighted average fixed interest rate (excluding the applicable interest margin) of 2.48% on notional amounts corresponding to borrowings of $400.0 million in exchange for receipts on the same notional amount at a variable interest rate based on the applicable LIBOR at the time of payment. The interest rate swap agreements mature in June 2024 and are not designated as hedging instruments. Resulting gains and losses from these derivatives, inclusive of periodic net settlement amounts, were recorded in gain (loss) on swaps on the consolidated statements of comprehensive income. The Company recorded a gain on interest rate swaps of $5.5 million for the year ended December 31, 2021 and losses on interest rate swaps of $23.5 million and $14.9 million for the years ended December 31, 2020 and 2019, respectively.
The Company enters into power swap agreements to manage its exposure to adverse changes in the price of power. In June 2021, a wholly-owned subsidiary of Switch, Ltd. entered into four power swap agreements comprising of power paid at fixed prices in exchange for receipts on power sales based on the variable prices at the time of settlement. The power swap agreements matured in August 2021 and were not designated as hedging instruments. The Company recorded a loss on power swaps of $4.9 million in gain (loss) on swaps on the consolidated statement of comprehensive income for the year ended December 31, 2021.
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
Switch, Inc. | 2021 Form 10-K | 87

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
Reclassifications
Certain amounts in the accompanying consolidated balance sheet as of December 31, 2020 and the consolidated statement of cash flows for the year ended December 31, 2020 have been reclassified to be consistent with the current period presentation. These reclassifications were to (i) separately present intangible assets, net from other assets on the consolidated balance sheet and (ii) present certain debt discounts net of proceeds from borrowings on the consolidated statement of cash flows. The reclassifications had no impact on the Company’s financial condition, results of operations, or net cash flows.
3. Acquisition
On June 7, 2021, Switch, Ltd. acquired all of the equity interests of Data Foundry and certain real property interests used in connection with Data Foundry’s operations for total cash consideration of $420.0 million, which includes $3.7 million outstanding as of December 31, 2021 to be paid prior to June 7, 2022 upon the finalization of certain closing conditions and $4.6 million of acquired cash, cash equivalents, and restricted cash. Switch, Ltd. funded this acquisition by issuing $500.0 million aggregate principal amount of its 4.125% senior unsecured notes due 2029 (see Note 7 “Long-Term Debt” for additional information). Data Foundry is a carrier-neutral provider of colocation space and related services with data centers in Austin and Houston, Texas. The acquisition is expected to complement and diversify the Company’s existing geographic footprint and revenue exposure by providing future expansion opportunities in Texas. The Company accounted for this acquisition as a business combination.
Acquisition-related costs of $4.6 million were recorded within selling, general and administrative expense on the consolidated statement of comprehensive income for the year ended December 31, 2021.

Switch, Inc. | 2021 Form 10-K | 88

The allocation of the purchase price to the assets acquired and liabilities assumed based on fair value at the acquisition date is as follows (in thousands):

Cash and cash equivalents	$4,486
Restricted cash	78
Accounts receivable	1,458
Prepaid expenses	1,959
Property and equipment	188,232
Operating lease right-of-use assets(1)	3,947
Goodwill	106,350
Customer relationships(2)	125,000
Other assets	10
Total assets acquired	$431,520

Accounts payable	$(1,358)
Accrued salaries and benefits	(544)
Accrued expenses and other	(1,532)
Accrued construction payables	(1,678)
Customer deposits	(2,447)
Operating lease liability, current portion	(461)
Operating lease liability	(3,485)
Total liabilities assumed	$(11,505)
Net assets acquired	$420,015
________________________________________
(1)Included within other assets on the consolidated balance sheet.
(2)Included within intangible assets, net on the consolidated balance sheet.
Fair value of property and equipment acquired consists of the following at the acquisition date (in thousands):

Land and land improvements	$23,516
Buildings, building improvements, and leasehold improvements	74,596
Data center equipment	82,320
Core network equipment	36
Computer equipment, furniture and fixtures	2,642
Finance lease ROU assets	3,000
Construction in progress	2,122
Total property and equipment	$188,232
The fair value of customer relationships was measured as of the acquisition date under the multi-period excess earnings method using Level 3 inputs, such as revenue, profit margin, attrition rate, and discount rate.
The fair value of land was measured as of the acquisition date using Level 2 inputs comprised of prices in observed transactions involving comparable assets. The fair value of all other property and equipment was measured as of the acquisition date using Level 2 inputs regarding replacement costs, normal useful lives, market depreciation, and salvage values, with the exception of construction in progress, which was measured at historical cost.
Working capital accounts and other assets were measured at the existing carrying values, which approximated fair values.
Goodwill arising from the acquisition is primarily attributable to the assembled workforce of Data Foundry and anticipated operational synergies. All goodwill recognized is expected to be deductible for income tax purposes.

Switch, Inc. | 2021 Form 10-K | 89

Data Foundry contributed $27.4 million to revenue and $0.3 million to net income attributable to Switch, Inc. for the year ended December 31, 2021. Supplemental pro forma results of operations for the Company, assuming the acquisition had occurred on January 1, 2020, are as follows:

	Years Ended December 31,
	2021	2020
	(in thousands)
Revenue	$612,502	$561,663
Net income attributable to Switch, Inc.	$3,248	$5,439
The above supplemental pro forma results of operations include the following adjustments and related income tax and noncontrolling interest impacts after applying the Company’s accounting policies:
•additional depreciation and amortization expense reflecting the fair value adjustments to property and equipment and intangible assets;
•adjustment to interest expense to reflect the removal of Data Foundry’s debt and the issuance of Switch, Ltd.’s $500.0 million aggregate principal amount of its 4.125% senior unsecured notes due 2029 in conjunction with the acquisition; and
•adjustment to reflect acquisition-related costs incurred during the year ended December 31, 2021 as incurred during the year ended December 31, 2020.
4. Property and Equipment, Net
Property and equipment, net consists of the following:

	December 31,
	2021	2020
	(in thousands)
Land and land improvements	$322,808	$286,706
Buildings, building improvements, and leasehold improvements	695,378	532,938
Substation equipment	19,780	19,780
Data center equipment	1,559,241	1,230,623
Vehicles	2,045	1,974
Core network equipment	43,086	37,327
Fiber facilities	14,647	14,441
Computer equipment, furniture and fixtures	53,194	42,243
Finance lease ROU assets	75,933	72,951
Construction in progress	319,623	198,355
Property and equipment, gross	3,105,735	2,437,338
Less: accumulated depreciation and amortization	(868,676)	(699,923)
Property and equipment, net	$2,237,059	$1,737,415
Accumulated amortization for finance lease ROU assets totaled $16.7 million and $14.3 million as of December 31, 2021 and 2020, respectively.
During the years ended December 31, 2021, 2020, and 2019, capitalized interest was $6.7 million, $4.3 million, and $5.8 million, respectively.
Switch, Inc. | 2021 Form 10-K | 90

Total depreciation and amortization of property and equipment recognized on the consolidated statements of comprehensive income was as follows:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$167,960	$138,019	$116,274
Selling, general and administrative expense	4,590	4,719	3,671
Total depreciation and amortization of property and equipment	$172,550	$142,738	$119,945
5. Long-Term Deposit
In February 2019, the Company and a number of other entities (collectively, the “Parties”) entered into a reimbursement agreement with Storey County, Nevada (the “County”); whereby, the Parties would fund the construction of a water project (the “Project”) on behalf of the County and would then be reimbursed the cost of the Project by the County from various taxes collected. The reimbursement agreement shall expire on the earlier of June 30, 2039 or when all costs have been reimbursed. As of December 31, 2021 and 2020, the Company had incurred $13.5 million and $2.6 million, respectively, in costs related to the Project that have been classified as long-term deposits on the consolidated balance sheets.
6. Equity Method Investments
As of December 31, 2020, the Company held a 50% ownership interest in SUPERNAP International, S.A. (“SUPERNAP International”), the investment of which was accounted for under the equity method of accounting. As of March 31, 2018, the Company’s carrying value of its investment in SUPERNAP International was reduced to zero as a result of recording its share of the investee’s losses. Accordingly, as the Company did not have any guaranteed obligations and was not otherwise committed to provide further financial support to SUPERNAP International, the Company discontinued the equity method of accounting for its investment in SUPERNAP International as of March 31, 2018.
In February 2021, the Company acquired SUPERNAP International’s 30% ownership interest in SUPERNAP (Thailand) Company Limited (“SUPERNAP Thailand”), the entity which has deployed a data center facility in Thailand, for $2.2 million and sold its 50% ownership interest in SUPERNAP International for $4.9 million, thus disposing of its interest in the data center facility deployed in Italy. As a result of this transaction, the Company recorded a gain on sale of equity method investment of $5.4 million, which includes $0.5 million in foreign currency translation gains realized, of which $0.1 million and $0.4 million were reclassified from accumulated other comprehensive income and noncontrolling interest, respectively, for the year ended December 31, 2021 on the consolidated statement of comprehensive income.
As of December 31, 2021, the Company held a 30% ownership interest in SUPERNAP Thailand, the investment of which was accounted for under the equity method of accounting. As of December 31, 2021, the Company’s carrying value of its investment in SUPERNAP Thailand was reduced to zero as a result of recording its share of operating losses and foreign currency translation adjustments. As the Company does not have any guaranteed obligations and is not otherwise committed to provide further financial support to SUPERNAP Thailand, the Company discontinued the equity method of accounting for its investment in SUPERNAP Thailand as of December 31, 2021 and will not provide for additional losses until its share of future net income or comprehensive income, if any, equals the share of net losses or comprehensive losses not recognized during the period the equity method was suspended. The Company’s share of net loss recorded for the year ended December 31, 2021 was $1.2 million.
Switch, Inc. | 2021 Form 10-K | 91

7. Long-Term Debt
Long-term debt consists of the following:

	December 31,
	2021	2020
	(in thousands)
3.75% senior unsecured notes, due September 2028	$600,000	$600,000
4.125% senior unsecured notes, due June 2029	500,000	—
Term loan facility, interest paid at the defined LIBOR rate plus applicable interest margin (2.10% and 2.40% at December 31, 2021 and 2020, respectively), due July 2028	399,000	400,000
Revolving credit facility, interest paid at the defined LIBOR rate plus applicable interest margin (1.85% at December 31, 2021), due July 2026	130,000	—
Long-term debt, gross	1,629,000	1,000,000
Less: unamortized debt issuance costs and original issue discount	(13,038)	(8,787)
	1,615,962	991,213
Less: long-term debt, current	(4,000)	—
Long-term debt, net	$1,611,962	$991,213
Credit Agreement
In June 2017, Switch, Ltd. entered into an amended and restated credit agreement (“Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent, and certain other lenders, consisting of a term loan facility (the “Term Loan Facility”), maturing on June 27, 2024, and a $500.0 million revolving credit facility (the “Revolving Credit Facility,” and, together with the Term Loan Facility, the “Credit Facilities”), maturing on June 27, 2022. In September 2020, Switch, Ltd. entered into a second amendment to the Credit Agreement (“Second Amendment”) to, among other things, extend the maturity of its Revolving Credit Facility to June 27, 2023, modify the ratio used for the financial covenant and certain basket availability tests, and refresh or increase certain baskets for restricted payments, investments, and junior debt payments. In connection with this amendment, a partial repayment was applied to the Term Loan Facility to reduce its principal amount to $400.0 million. Additionally, certain lenders exited the Revolving Credit Facility, which resulted in a $0.2 million loss on extinguishment of debt during the year ended December 31, 2020. In July 2021, Switch, Ltd. entered into a third amendment to the Credit Agreement (together with the Second Amendment, the “Amended Credit Agreement”) to, among other things, extend the maturity of the Revolving Credit Facility to July 29, 2026, extend the maturity of its Term Loan Facility to July 29, 2028, and reduce the applicable margin on the Credit Facilities. The Term Loan Facility is subject to quarterly principal amortization payments of $1.0 million, beginning on December 31, 2021, followed by a final payment of $373.0 million upon maturity. In addition, the Term Loan Facility has a prepayment premium of 1.0% of the aggregate principal outstanding in the event that, prior to the six-month anniversary of the closing date of the amendment, the Company enters into a repricing transaction. In connection with this amendment, the Company recorded $1.8 million in third-party costs during the year ended December 31, 2021 within interest expense on its consolidated statement of comprehensive income as a result of modification accounting. Additionally, certain lenders exited the Credit Facilities, which resulted in a $0.1 million loss on extinguishment of debt during the year ended December 31, 2021.
The Amended Credit Agreement permits the issuance of letters of credit upon Switch, Ltd.’s request of up to $50.0 million. Upon satisfying certain conditions, the Amended Credit Agreement provides that Switch, Ltd. can increase the amount available for borrowing under the Credit Facilities no more than five times (up to an additional $75.0 million in total, plus an additional amount subject to certain leverage restrictions) during the term of the Amended Credit Agreement. As of December 31, 2021, the Company had $363.1 million of available borrowing capacity under the Revolving Credit Facility, net of outstanding letters of credit.
The Credit Facilities are collateralized by substantially all of Switch’s tangible and intangible personal property and are guaranteed by certain of Switch, Ltd.’s wholly-owned subsidiaries. Interest on the Credit Facilities is calculated based on the base rate plus the applicable margin or a LIBOR rate plus the applicable margin, at Switch, Ltd.’s election. Interest calculations are based on 365/366 days for a base rate loan and 360 days for a LIBOR loan. Base rate interest payments are due and payable in arrears on the last day of each calendar quarter. LIBOR rate interest payments are due and payable on the last day of each selected interest period (not to extend beyond three-month intervals). In addition, the Revolving Credit Facility incurs a fee on unused lender commitments based on the applicable margin and payments are due and payable in arrears on the last day of each calendar quarter. The fee on unused lender commitments was 0.35% and 0.40% as of December 31, 2021 and 2020, respectively.
Switch, Inc. | 2021 Form 10-K | 92

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
Senior Unsecured Notes Due 2028
In September 2020, Switch, Ltd. (the “Issuer”) issued $600.0 million aggregate principal amount of its 3.75% senior unsecured notes due 2028 (the “2028 Notes”), pursuant to an indenture (the “2028 Indenture”) by and among the Issuer, the guarantors named therein and U.S. Bank National Association, as trustee. A portion of the net proceeds was used to repay outstanding borrowings on the Revolving Credit Facility and reduce the principal amount of the Term Loan Facility.
The 2028 Notes bear interest at the rate of 3.75% per annum, payable in cash semi-annually in arrears on March 15 and September 15 of each year, beginning on March 15, 2021. The 2028 Notes mature on September 15, 2028 and are fully and unconditionally guaranteed on a senior unsecured basis by each of the Issuer’s current and future domestic restricted subsidiaries that guarantee its obligations under its Credit Facilities.
Prior to September 15, 2023, the Issuer may redeem the 2028 Notes, in whole or in part, at a redemption price of 100% of the principal amount thereof, plus a “make-whole” premium set forth in the 2028 Indenture, plus accrued and unpaid interest. In addition, prior to September 15, 2023, the Issuer may redeem up to 40% of the aggregate principal amount of the 2028 Notes at a redemption price equal to 103.75% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds from one or more equity offerings. On or after September 15, 2023, the Issuer may redeem some or all of the 2028 Notes at a redemption price decreasing annually from 101.875% of the principal amount to 100% of the principal amount, plus accrued and unpaid interest.
In the event of a change of control triggering event (as defined in the 2028 Indenture), the Issuer will be required to offer to repurchase the 2028 Notes at a price equal to 101% of the principal amount thereof, plus any accrued and unpaid interest. If holders of not less than 90.0% in aggregate principal amount of the outstanding 2028 Notes validly tender in connection with any tender offer or other offer to purchase the 2028 Notes (including pursuant to a change of control offer, an alternate offer, or an offer to purchase with the proceeds from any asset disposition, all as described in the 2028 Indenture), the Issuer will have the right to redeem the remaining 2028 Notes outstanding following such purchase at a cash redemption price equal to the applicable price paid to holders in such purchase, plus accrued and unpaid interest.
The 2028 Notes are general unsecured obligations of the Issuer and the guarantors. Under the terms of the 2028 Indenture, the 2028 Notes rank equally in right of payment with all of the Issuer’s and the guarantors’ existing and future senior indebtedness, and rank contractually senior in right of payment to the Issuer’s and the guarantors’ future indebtedness and other obligations that are expressly subordinated in right of payment to the 2028 Notes. The 2028 Notes are effectively subordinated to the Issuer’s and the guarantors’ existing and future secured indebtedness, including secured indebtedness under the Credit Facilities, to the extent of the value of the assets securing such indebtedness. The 2028 Notes and guarantees are structurally subordinated to all existing and future indebtedness and liabilities of the Issuer’s subsidiaries that do not guarantee the 2028 Notes.
The 2028 Indenture contains covenants that, subject to exceptions and qualifications, among other things, limit the Issuer’s ability and the ability of its Restricted Subsidiaries (as defined in the 2028 Indenture) to incur additional indebtedness and guarantee indebtedness, pay dividends or make other distributions or repurchase or redeem Switch, Inc.’s capital stock, prepay, redeem or repurchase certain indebtedness, issue certain preferred stock or similar equity securities, make loans and investments, dispose of assets, incur liens, enter into transactions with affiliates, enter into agreements restricting the ability to pay dividends, and consolidate, merge or sell all or substantially all assets.
The 2028 Indenture contains customary events of default including, without limitation, failure to make required payments, failure to comply with certain agreements or covenants, cross-acceleration to certain other indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, and failure to pay certain judgments. An event of default under the 2028 Notes will allow either the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2028 Notes to accelerate, or in certain cases, will automatically cause the acceleration of the maturity of all outstanding 2028 Notes.

Switch, Inc. | 2021 Form 10-K | 93

Senior Unsecured Notes Due 2029
In June 2021, the Issuer issued $500.0 million aggregate principal amount of its 4.125% senior unsecured notes due 2029 (the “2029 Notes”), pursuant to an indenture (the “2029 Indenture”) by and among the Issuer, the guarantors named therein and U.S. Bank National Association, as trustee. The net proceeds were primarily used to fund the acquisition of Data Foundry.
The 2029 Notes bear interest at the rate of 4.125% per annum, payable in cash semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. The 2029 Notes mature on June 15, 2029 and are fully and unconditionally guaranteed on a senior unsecured basis by each of the Issuer’s current and future domestic restricted subsidiaries that guarantee its obligations under its Credit Facilities.
Prior to June 15, 2024, the Issuer may redeem the 2029 Notes, in whole or in part, at a redemption price of 100% of the principal amount thereof, plus a “make-whole” premium set forth in the 2029 Indenture, plus accrued and unpaid interest. In addition, prior to June 15, 2024, the Issuer may redeem up to 40% of the aggregate principal amount of the 2029 Notes at a redemption price equal to 104.125% of the principal amount thereof, plus accrued and unpaid interest, with the net cash proceeds from one or more equity offerings. On or after June 15, 2024, the Issuer may redeem some or all of the 2029 Notes at a redemption price decreasing annually from 102.063% of the principal amount to 100% of the principal amount, plus accrued and unpaid interest.
In the event of a change of control triggering event (as defined in the 2029 Indenture), the Issuer will be required to offer to repurchase the 2029 Notes at a price equal to 101% of the principal amount thereof, plus any accrued and unpaid interest. If holders of not less than 90% in aggregate principal amount of the outstanding 2029 Notes validly tender in connection with any tender offer or other offer to purchase the 2029 Notes (including pursuant to a change of control offer, an alternate offer, or an offer to purchase with the proceeds from any asset disposition, all as described in the 2029 Indenture), the Issuer will have the right to redeem the remaining 2029 Notes outstanding following such purchase at a cash redemption price equal to the applicable price paid to holders in such purchase, plus accrued and unpaid interest.
The 2029 Notes are general unsecured obligations of the Issuer and the guarantors. Under the terms of the 2029 Indenture, the 2029 Notes rank equally in right of payment with all of the Issuer’s and the guarantors’ existing and future senior indebtedness, and rank contractually senior in right of payment to the Issuer’s and the guarantors’ future indebtedness and other obligations that are expressly subordinated in right of payment to the 2029 Notes. The 2029 Notes are effectively subordinated to the Issuer’s and the guarantors’ existing and future secured indebtedness, including secured indebtedness under the Credit Facilities, to the extent of the value of the assets securing such indebtedness. The 2029 Notes and guarantees are structurally subordinated to all existing and future indebtedness and liabilities of the Issuer’s subsidiaries that do not guarantee the 2029 Notes.
The 2029 Indenture contains covenants that, subject to exceptions and qualifications, among other things, limit the Issuer’s ability and the ability of its Restricted Subsidiaries (as defined in the 2029 Indenture) to incur additional indebtedness and guarantee indebtedness, pay dividends or make other distributions or repurchase or redeem Switch, Inc.’s capital stock, prepay, redeem or repurchase certain indebtedness, issue certain preferred stock or similar equity securities, make loans and investments, dispose of assets, incur liens, enter into transactions with affiliates, enter into agreements restricting the ability to pay dividends, and consolidate, merge or sell all or substantially all assets.
The 2029 Indenture contains customary events of default including, without limitation, failure to make required payments, failure to comply with certain agreements or covenants, cross-acceleration to certain other indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, and failure to pay certain judgments. An event of default under the 2029 Notes will allow either the trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 2029 Notes to accelerate, or in certain cases, will automatically cause the acceleration of the maturity of all outstanding 2029 Notes.
Fair Value
The estimated fair value of the Company’s long-term debt as of December 31, 2021 and 2020 was approximately $1.65 billion and $1.01 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount, of $1.63 billion and $1.00 billion, respectively. The estimated fair value of the Company’s
Switch, Inc. | 2021 Form 10-K | 94

long-term debt was based on Level 2 inputs using quoted market prices on or about December 31, 2021 and 2020, respectively.
As of December 31, 2021, long-term debt maturities are as follows (in thousands):

2022	$4,000
2023	4,000
2024	4,000
2025	4,000
2026	134,000
Thereafter	1,479,000
1,629,000
Less: unamortized debt issuance costs and original issue discount	(13,038)
$1,615,962
8. Leases
Finance Leases
The Company leases land and a building for one of its data centers from an entity in which a member of its Board of Directors has a beneficial ownership interest. The building lease expires in 2033 with two subsequent 10-year and one five-year renewal option periods and the land lease expires in 2069. As of December 31, 2021, the finance lease ROU assets, net of accumulated amortization, related to the land and building were $36.0 million and $9.1 million, respectively. As of December 31, 2020, the finance lease ROU assets, net of accumulated amortization, related to the land and building were $36.7 million and $9.9 million, respectively.
In February 2016, a wholly-owned subsidiary of Switch, Ltd. acquired rights and interests to manage, construct and use the Nevada Broadband Telemedicine Initiative (“NBTI”) fiber network. The right to use the NBTI fiber network is accounted for as a finance lease. As of December 31, 2021 and 2020, finance lease ROU assets related to the NBTI fiber network, net of accumulated amortization, were $9.2 million and $9.8 million, respectively. There are no future minimum payment obligations related to this finance lease. The finance lease expires in 2042 with a 25-year renewal option.
The Company is the sole consumer of output from feeders related to certain substations owned by energy providers in Nevada and Texas. The Company accounts for these arrangements as finance leases. As of December 31, 2021 and 2020, finance lease ROU assets related to the feeders, net of accumulated amortization, were $4.0 million and $1.2 million, respectively. There are no future minimum payment obligations related to these finance leases. The finance leases expire in 2046 through 2058.
In December 2018, the Company purchased a taxable industrial development revenue bond (the “Bond”) issued by a local government agency (the “Agency”) in order to reduce certain tax expenditures for data center facilities under construction. The Bond matures in December 2032. Pursuant to the terms of the Bond, the Company transferred title to certain of its property and equipment with total costs of $304.3 million and $229.8 million as of December 31, 2021 and 2020, respectively, to the Agency. The Company leases the property and equipment from the Agency subject to an option to purchase for nominal consideration, which the Company may exercise at any time, upon tendering the Bond to the Agency. The title to these assets will revert to the Company upon retirement or cancellation of the Bond. As the Company is both the bondholder and the lessee for the property and equipment, the Company exercised its right to offset the amounts invested in and the obligations for this Bond on the consolidated balance sheets. The underlying assets remain in property and equipment, net on the consolidated balance sheets as all risks and rewards remain with the Company.
The Company has entered into lease agreements for indefeasible rights of use in fibers with non-cancellable terms expiring in 2039. The rights to use these fibers are accounted for as finance leases. As of December 31, 2021 and 2020, finance lease ROU assets related to these fiber agreements, net of accumulated amortization, were $1.0 million and $1.1 million, respectively.
The Company includes its finance lease ROU assets within property and equipment, net and the current portion of its finance lease liabilities within accrued expenses and other on its consolidated balance sheets.

Switch, Inc. | 2021 Form 10-K | 95

Operating Leases
The Company leases land, warehouse storage space, and data center buildings under operating leases that have non-cancellable terms expiring in 2022 through 2066 with entities in which a member of its Board of Directors has a beneficial ownership interest.
In addition, the Company leases an aircraft, warehouse storage space, data center buildings, and storage yards for fiber, construction materials, and equipment under operating leases that have non-cancellable terms expiring in 2022 through 2055.
Operating lease ROU assets of $32.3 million and $29.2 million were included within other assets on the Company’s consolidated balance sheets as of December 31, 2021 and 2020, respectively.
Lease Expense
The components of lease expense are as follows:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Finance lease cost
Amortization of ROU assets	$2,408	$2,540	$1,993
Interest on lease liabilities	4,235	4,257	3,255
Operating lease cost(1)	6,578	6,663	7,136
Short-term lease cost	236	73	17
Variable lease cost	675	740	625
Sublease income	—	(101)	(13)
Total lease cost	$14,132	$14,172	$13,013
________________________________________
(1)Related party rent included in operating lease cost was $4.8 million for the year ended December 31, 2021 and $4.7 million for each of the years ended December 31, 2020 and 2019.
Other Information
Other supplemental information related to leases is as follows:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$4,682	$4,579	$3,484
Operating cash flows from operating leases	$5,741	$7,241	$7,167
Financing cash flows from finance leases	$139	$249	$876

	December 31,
	2021	2020
Weighted average remaining lease term (in years)
Finance leases	35	36
Operating leases	23	26
Weighted average discount rate
Finance leases	6.9%	6.9%
Operating leases	6.6%	7.2%

Switch, Inc. | 2021 Form 10-K | 96

Maturities of Lease Liabilities
Maturities of lease liabilities as of December 31, 2021 are as follows:

	Finance Leases			Operating Leases
	Related Parties	Other	Total	Related Parties	Other	Total
	(in thousands)
2022	$4,632	$21	$4,653	$3,182	$1,996	$5,178
2023	4,969	22	4,991	2,751	1,845	4,596
2024	5,036	22	5,058	2,765	1,615	4,380
2025	5,170	23	5,193	2,794	730	3,524
2026	5,240	23	5,263	2,303	644	2,947
Thereafter	128,897	361	129,258	48,451	4,851	53,302
Total undiscounted future cash flows	153,944	472	154,416	62,246	11,681	73,927
Less: amount representing interest	(96,846)	(189)	(97,035)	(37,141)	(1,348)	(38,489)
Present value of undiscounted future cash flows	$57,098	$283	$57,381	$25,105	$10,333	$35,438
Leases Not Yet Commenced
A wholly-owned subsidiary of Switch, Ltd. entered into three power purchase and sale agreements for electricity over a term of 25 years and two battery energy storage system agreements for battery capacity over a term of 20 years. While the Company determined these agreements contain leases under ASC 842, these agreements have not yet commenced as of December 31, 2021. These agreements result in an aggregate lease commitment of $848.0 million during the respective lease terms to commence on the earlier of October 1, 2022, or upon delivery of the battery energy storage system.
9. Retirement Benefit Plans
The Company has a defined contribution retirement plan that covers its eligible employees (the “Plan”). The Plan is qualified in accordance with Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). Eligible employees can participate in the Company’s pre-tax 401(k) plan or after-tax Roth 401(k) plan. The Company makes matching contributions equal to (i) 100% of the first 3% of compensation deferred by a participant and (ii) 50% of the next 2% of compensation deferred by a participant. The Company may make an additional discretionary matching contribution. The Company recognized expense related to its contributions to the Plan of $2.6 million, $2.3 million, and $2.0 million during the years ended December 31, 2021, 2020, and 2019, respectively.
10. Commitments and Contingencies
Purchase Commitments
The Company has entered into 20-year renewable energy agreements to purchase all PECs realized from Switch Station 1, a 100 megawatt photovoltaic solar generation facility, not to exceed the Company’s total electric load from its data center facilities, and Switch Station 2, a 79 megawatt photovoltaic solar generation facility. As of December 31, 2021, future minimum PEC purchase commitments are $1.7 million for each of 2022, 2023, 2024, 2025, and 2026, and $19.2 million thereafter.
As of December 31, 2021, the Company is party to a license agreement with a remaining term of 14 years and future minimum purchase commitments of $0.5 million for each of 2022, 2023, 2024, 2025, and 2026, and $4.7 million thereafter.
Self-Insurance Reserves
The Company is self-insured for various levels of employee health coverage. Insurance reserves include accruals for estimated settlements for known claims, as well as accruals for estimates of incurred but not reported claims. As of December 31, 2021 and 2020, the estimated liabilities for unpaid and incurred but not reported claims totaled $0.7 million and $0.5 million, respectively, which are included within accrued salaries and benefits on the consolidated balance sheets.

Switch, Inc. | 2021 Form 10-K | 97

Legal Proceedings
On September 7, 2017, Switch, Ltd. and Switch, Inc. were named in a lawsuit filed in the U.S. District Court for the District of Nevada by V5 Technologies formerly d/b/a Cobalt Data Centers. Switch, Inc. was dismissed from the case. The lawsuit alleged, among other things, that Switch, Ltd. monopolized the Las Vegas Metropolitan area of Southern Nevada’s data center colocation market and engaged in unfair business practices leading to the failure of Cobalt Data Centers in 2015 and sought undisclosed monetary damages. In January 2021, summary judgment was granted in Switch, Ltd.’s favor dismissing all but four of the claims and a partial motion for summary judgment by Cobalt Data Centers was fully denied. The scope of the alleged damages against Switch, Ltd. was also narrowed. In November 2021, Switch, Ltd. and Switch, Inc. entered into a settlement agreement with V5 Technologies; whereby, Switch, Inc. issued 1,404,495 shares of Class A common stock to V5 Technologies and V5 Technologies agreed to dismiss the outstanding litigation with prejudice. The parties also agreed to release all claims of any nature whatsoever relating to the underlying action. Accordingly, the Company recorded a $35.0 million litigation settlement expense based on the closing price of its Class A shares on the settlement date on the consolidated statement of comprehensive income for the year ended December 31, 2021.
On September 12, 2017, Switch, Ltd. filed a complaint in the Eighth Judicial District of Nevada against the consultant, Stephen Fairfax, and his business, MTechnology Inc. Among other claims, Switch raised allegations of breach of contract and misappropriation of trade secrets. The complaint also alleged Mr. Fairfax and MTechnology Inc. toured Switch data center facilities under a non-disclosure agreement and breached the confidentiality agreement by using Switch’s designs to design other centers. In November 2021, Switch, Ltd. entered into a settlement agreement with Mr. Fairfax and MTechnology Inc.; whereby, the parties agreed to dismiss the litigation with prejudice and release all claims of any nature whatsoever relating to the action.
Four substantially similar putative class action complaints, captioned Martz v. Switch, Inc. et al. (filed April 20, 2018); Palkon v. Switch, Inc. et al. (filed April 30, 2018); Chun v. Switch, Inc. et al. (filed May 11, 2018); and Silverberg v. Switch, Inc. et al. (filed June 6, 2018), were filed in the Eighth Judicial District of Nevada, and subsequently consolidated into a single case (the “State Court Securities Action”). Additionally, on June 11, 2018, one putative class action complaint captioned Cai v. Switch, Inc. et al. was filed in the United States District Court for the District of New Jersey (the “Federal Court Securities Action,” and collectively with the State Court Securities Action, the “Securities Actions”) and subsequently transferred to the Eighth Judicial District of Nevada in August 2018 with the federal court appointing Oscar Farach as lead plaintiff. These lawsuits were filed against Switch, Inc., certain current and former officers and directors and certain underwriters of Switch, Inc.’s IPO alleging federal securities law violations in connection with the IPO. The Securities Actions were brought by purported stockholders of Switch, Inc. who sought to represent a class of stockholders who purchased Class A common stock in or traceable to the IPO, and sought unspecified damages and other relief. With respect to the Federal Court Securities Action, in July 2020, the federal court entered a judgment in favor of Switch, Inc. and all of the other defendants. With respect to the State Court Securities Action, in February 2021, the court granted Switch, Inc.’s motion to dismiss. The deadlines for plaintiffs to appeal both judgments have passed, so the Securities Actions have been resolved in favor of Switch, Inc. and all of the other defendants.
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
Switch, Inc. | 2021 Form 10-K | 98

11. Income Taxes
Income before income taxes for domestic and foreign operations is as follows:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Domestic	$13,386	$42,690	$34,161
Foreign	4,023	215	94
Total income before income taxes	$17,409	$42,905	$34,255
Components of income tax expense consist of the following:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Current
Federal	$—	$—	$—
State	—	—	—
Total current income tax expense	$—	$—	$—

Deferred
Federal	$2,576	$4,514	$2,693
State	82	16	20
Total deferred income tax expense	$2,658	$4,530	$2,713
Total income tax expense	$2,658	$4,530	$2,713
The Company’s operations are primarily conducted in the state of Nevada, which does not have a corporate level income tax. A reconciliation of the U.S. statutory tax rate to the effective income tax rate is presented below:

	Years Ended December 31,
	2021	2020	2019
U.S. statutory tax rate	21.0%	21.0%	21.0%
Rate effect from pass-through entity	(6.4)	(11.1)	(13.9)
Other	0.7	0.7	0.8
Effective income tax rate	15.3%	10.6%	7.9%
During the years ended December 31, 2021, 2020, and 2019, the Company’s effective income tax rate differs from the U.S. statutory tax rate primarily because it does not record income taxes on the income before income taxes attributable to noncontrolling interest holders.

Switch, Inc. | 2021 Form 10-K | 99

Significant components of Switch, Inc.’s deferred tax assets and liabilities were as follows as of:

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Investment in partnership	$169,030	$144,688
Net operating loss carryforwards	126,669	58,513
	295,699	203,201
Less: valuation allowance	—	—
	$295,699	$203,201

Deferred tax liabilities:
Other	$—	$—
	$—	$—
Net deferred tax assets	$295,699	$203,201
As of December 31, 2021, Switch had a U.S. federal income tax net operating loss (“NOL”) carryforward of $597.6 million available to offset future taxable income, of which $1.9 million will expire in 2037 and $595.7 million will be carried forward indefinitely. Switch also has state NOL carryforwards of $23.1 million, of which $0.2 million will expire in 2028, $1.6 million will expire in 2029, $5.8 million will expire in 2030, $10.1 million will expire in 2031, and $5.4 million will be carried forward indefinitely. Management believes on a more likely than not basis that Switch will be able to realize the tax benefit of its NOL carryforwards.
As a result of the increase in Switch, Inc.’s ownership of Switch, Ltd. following the exchanges of noncontrolling interest for Class A common stock during the years ended December 31, 2021 and 2020 described in Note 14 “Noncontrolling Interest,” the Company recorded a deferred tax asset related to the increase in the tax basis of Switch, Inc.’s ownership interest in Switch, Ltd. of $169.0 million and $144.7 million as of December 31, 2021 and 2020, respectively.
As of December 31, 2021, the Company concluded, based on the weight of all available positive and negative evidence, that all of its deferred tax assets are more likely than not to be realized.
The Company did not record any penalties or interest related to income taxes or uncertain tax positions, as management has concluded that no such positions exist, on the consolidated balance sheets as of December 31, 2021 and 2020. In addition, the Company did not record any penalties or interest related to income taxes on the consolidated statements of comprehensive income during the years ended December 31, 2021, 2020, and 2019.
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
The Company has recorded a liability under the tax receivable agreement of $395.6 million and $278.9 million as of December 31, 2021 and 2020, respectively, of which $190.7 million and $112.1 million is owed to certain named executive officers of the Company, certain members of its Board of Directors, and certain beneficial owners of more than 5% of the Company’s Class A or Class B common stock (and immediate family members of the foregoing) as of December 31, 2021 and 2020, respectively. The tax receivable agreement provides for the payment of 85% of the amount of the tax benefits, if any, that Switch, Inc. is deemed to realize as a result of increases in the tax basis of its ownership in Switch, Ltd. related to exchanges of noncontrolling interest for Class A common stock. No amounts are expected to be paid within the next 12 months. See Note 14 “Noncontrolling Interest” for additional information.
Switch, Inc. | 2021 Form 10-K | 100

12. Stockholders’ Equity
As of December 31, 2021, under Switch, Inc.’s amended and restated articles of incorporation dated October 5, 2017 (the “Amended and Restated Articles of Incorporation”), Switch, Inc. was authorized to issue: (i) 750 million shares of Class A common stock, par value $0.001 per share, (ii) 300 million shares of Class B common stock, par value $0.001 per share (of which 118.2 million shares have been retired and may not be reissued), (iii) 75 million shares of Class C common stock, par value $0.001 per share (of which 42.9 million shares have been retired and may not be reissued), and (iv) 10 million shares of blank check preferred stock, par value $0.001 per share. Holders of shares of Class A common stock, Class B common stock, and Class C common stock are entitled to one vote, one vote, and 10 votes, respectively, on all matters to be voted upon by the stockholders.
In November 2019, at the request of Switch, Inc.’s Board of Directors, the holders of Class C common stock converted each share of Class C common stock held by them into one share of Class B common stock pursuant to the Amended and Restated Articles of Incorporation.
Dividends
Holders of shares of Class A common stock are entitled to receive cash dividends as may be declared from time to time at the sole discretion of Switch, Inc.’s Board of Directors. Holders of shares of Class B common stock and Class C common stock are not entitled to participate in any such dividends declared by Switch, Inc.’s Board of Directors. During the year ended December 31, 2021, Switch, Inc. paid cash dividends of $0.205 per share of Class A common stock and recorded a total of $28.4 million to (accumulated deficit) retained earnings from cash dividends declared by its Board of Directors. During the year ended December 31, 2020, Switch, Inc. paid cash dividends of $0.159 per share of Class A common stock and recorded a total of $17.9 million to (accumulated deficit) retained earnings from cash dividends declared by its Board of Directors. During the year ended December 31, 2019, Switch, Inc. paid cash dividends of $0.118 per share of Class A common stock and recorded a total of $9.4 million to (accumulated deficit) retained earnings from cash dividends declared by its Board of Directors.
The declaration, amount, and payment of any future dividends on shares of Class A common stock will be at the discretion of Switch, Inc.’s Board of Directors and will depend upon many factors, including Switch, Inc.’s results of operations, financial condition, capital requirements, restrictions in the Credit Agreement, 2028 Indenture, and 2029 Indenture, and other factors that Switch, Inc.’s Board of Directors deems relevant.
13. Equity-Based Compensation
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
The summary of Common Unit activity under the Switch Operating Agreement for the year ended December 31, 2021 is presented below:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value per Unit
Unvested Common Units—January 1, 2021	1,594	$11.11
Vested	(1,594)	$11.11
Unvested Common Units—December 31, 2021	—
Total fair value of Common Units vested was $31.5 million, $26.6 million, and $9.4 million for the years ended December 31, 2021, 2020, and 2019, respectively. There were no Common Units granted during the years ended December 31, 2021, 2020, and 2019.
2017 Incentive Award Plan
In September 2017, Switch, Inc.’s Board of Directors adopted the 2017 Incentive Award Plan (the “2017 Plan”). The 2017 Plan, effective as of its adoption date, provides that the initial aggregate number of shares reserved and available for issuance is 25.0 million shares of Class A common stock plus an increase each January 1, beginning on January 1, 2018 and ending on and including January 1, 2027, equal to the lesser of (A) 17.0 million shares of Class A common stock, (B) 5% of the aggregate number of shares of Switch, Inc.’s Class A common stock, Class B
Switch, Inc. | 2021 Form 10-K | 101

common stock, and Class C common stock outstanding on the final day of the immediately preceding calendar year and (C) such smaller number of shares of Class A common stock as is determined by the Board of Directors. Since January 1, 2018, Switch, Inc.’s Board of Directors has approved annual increases totaling 15.1 million shares in the aggregate number of shares of Class A common stock reserved and available for issuance under the 2017 Plan. These increases, and each annual increase thereafter, are subject to adjustment in the event of a stock split, stock dividend or other defined changes in Switch, Inc.’s capitalization.
The 2017 Plan allows for the grant of (i) stock options, including incentive stock options, (ii) stock appreciation rights, (iii) non-statutory stock options under the Code, (iv) restricted stock awards (“RSAs”), (v) restricted stock units (“RSUs”), or (vi) other stock or cash based awards as may be determined by the plan’s administrator from time to time, such as performance-vesting restricted stock units (“PSUs”). The term of each option award shall be no more than 10 years from the date of grant. Options exercised under the 2017 Plan provide the purchaser with full rights equivalent to those of existing Class A common stock holders and holders as of the date of exercise. The Company’s policy for issuing shares upon stock option exercise is to issue new shares of Class A common stock. Additionally, the Switch Operating Agreement states that Switch, Ltd. will maintain at all times a one-to-one ratio between the number of Common Units owned by Switch, Inc. and the number of outstanding shares of Class A common stock, including those issued as a result of stock option exercises and vesting of RSU awards.
The 2017 Plan also provides for dividend equivalent units (“DEUs”) based on the value of the dividends per share paid on the Company’s Class A common stock, which are accumulated on RSUs and PSUs during the vesting period. The DEUs vest and will be settled with shares of the Company’s Class A common stock concurrently with the vesting of the associated RSUs and PSUs based on the closing share price on the vesting date.
The summary of stock option activity under the 2017 Plan for the year ended December 31, 2021 is presented below:

	Number of Stock Options (in thousands)	Weighted Average Exercise Price per Stock Option	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding—January 1, 2021	9,063	$13.59
Exercised	(474)	$17.00
Expired	(27)	$17.00
Outstanding—December 31, 2021	8,562	$13.39	6.48	$130,591
Fully vested and expected to vest—December 31, 2021	8,562	$13.39	6.48	$130,591
Exercisable—December 31, 2021	6,595	$13.95	6.16	$96,882
The following additional disclosures are provided for stock options under the 2017 Plan:

	Years Ended December 31,
	2021	2020	2019
Weighted average grant date fair value	$—	$4.38	$3.15
Total fair value of stock options vested (in thousands)	$3,141	$1,917	$959
Total intrinsic value of stock options exercised (in thousands)	$2,693	$85	$—
The weighted average assumptions used in estimating the grant date fair value of stock options are listed in the table below:

	Years Ended December 31,
	2020	2019
Expected volatility	31.3%	29.3%
Risk-free interest rate	0.9%	2.5%
Expected term (in years)	6.3	6.3
Dividend rate	0.8%	1.1%
There were no stock options granted during the year ended December 31, 2021.
Switch, Inc. | 2021 Form 10-K | 102

The Company recognized a tax benefit of $0.3 million on stock options exercised during the year ended December 31, 2021. As of December 31, 2021, total equity-based compensation cost related to all unvested stock options was $2.2 million, which is expected to be recognized over a weighted average period of 1.79 years.
The summary of RSU activity, inclusive of DEU settlements, under the 2017 Plan for the year ended December 31, 2021 is presented below:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value per Unit
Unvested RSUs—January 1, 2021	3,566	$13.40
Granted	1,443	$16.78
Vested	(1,330)	$13.49
Forfeited	(365)	$14.50
Unvested RSUs—December 31, 2021	3,314	$14.72
The following additional disclosures are provided for RSU awards under the 2017 Plan:

	Years Ended December 31,
	2021	2020	2019
Weighted average grant date fair value	$16.78	$15.05	$9.12
Total fair value of shares vested (in thousands)	$22,181	$15,102	$5,114
As of December 31, 2021, total equity-based compensation cost related to all unvested RSU awards was $30.3 million, which is expected to be recognized over a weighted average period of 2.35 years.
The summary of PSU activity under the 2017 Plan for the year ended December 31, 2021 is presented below:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value per Unit
Unvested PSUs—January 1, 2021	—	$—
Granted	277	$18.88
Forfeited	(4)	$18.88
Unvested PSUs—December 31, 2021	273	$18.88
The weighted average assumptions used in estimating the grant date fair value of PSU awards are listed in the table below:

Year Ended December 31, 2021
Expected volatility	46.6%
Risk-free interest rate	0.3%
Expected term (in years)	3.0
As of December 31, 2021, total equity-based compensation cost related to all unvested PSU awards was $3.8 million, which is expected to be recognized over a weighted average period of 2.17 years. There were no PSUs granted during the years ended December 31, 2020 and 2019.
The summary of RSA activity under the 2017 Plan for the year ended December 31, 2021 is presented below:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value per Unit
Unvested RSAs—January 1, 2021	75	$16.61
Granted	71	$21.77
Vested	(75)	$16.61
Unvested RSAs—December 31, 2021	71	$21.77

Switch, Inc. | 2021 Form 10-K | 103

The following additional disclosures are provided for RSAs under the 2017 Plan:

	Years Ended December 31,
	2021	2020	2019
Weighted average grant date fair value	$21.77	$16.61	$12.55
Total fair value of shares vested (in thousands)	$1,601	$1,432	$768
As of December 31, 2021, total equity-based compensation cost related to all unvested RSAs was $0.7 million, which is expected to be recognized over a weighted average period of 0.44 years.
Total equity-based compensation recognized on the consolidated statements of comprehensive income was as follows:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Cost of revenue	$2,238	$1,864	$1,491
Selling, general and administrative expense	27,645	26,869	28,033
Total equity-based compensation	$29,883	$28,733	$29,524
Total income tax benefit related to equity-based compensation recognized on the consolidated statements of comprehensive income was $3.5 million, $2.7 million, and $1.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Switch, Inc. | 2021 Form 10-K | 104

14. Noncontrolling Interest
Ownership
Switch, Inc. owns an economic interest in Switch, Ltd., where “economic interest” means the right to receive any distributions, whether cash, property, or securities of Switch, Ltd., in connection with Common Units. Switch, Inc. presents interest held by noncontrolling interest holders within noncontrolling interest in the consolidated financial statements. During the years ended December 31, 2021, 2020, and 2019, Switch, Inc. issued an aggregate of 23.3 million shares, 28.3 million shares, and 34.0 million shares, respectively, of Class A common stock to members in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Switch, Inc.’s Class B common stock. Such retired shares of Class B common stock may not be reissued. The redemptions occurred pursuant to the terms of the Switch Operating Agreement.
In August 2018, Switch, Inc.’s Board of Directors authorized a program by which Switch, Ltd. may repurchase up to $150.0 million of its outstanding Common Units for cash and Switch, Inc. will cancel a corresponding amount of its shares of Class B common stock. In November 2019, Switch, Inc.’s Board of Directors increased the repurchase authority by $5.0 million, with any unused amount from this increase expiring on December 31, 2019. In February 2020, Switch, Inc.’s Board of Directors authorized the repurchase by Switch, Ltd. of up to $20.0 million of its outstanding Common Units, which authorization expired unused in March 2020. In May 2020, Switch, Inc.’s Board of Directors authorized the repurchase by Switch, Ltd. of up to $20.0 million of its outstanding Common Units held by Rob Roy, the Founder, Chief Executive Officer and Chairman of Switch, Ltd., and an affiliated entity of Mr. Roy (collectively, the “Founder Members”), with any unused amount from this authorization expiring in June 2020. During the years ended December 31, 2020 and 2019, Switch, Ltd. elected to repurchase an aggregate of 1.1 million and 6.4 million, respectively, of its outstanding Common Units for $20.0 million, all of which was from Founder Members, and $91.0 million, of which $2.7 million was from Founder Members and $12.8 million was from an entity in which a member of the Company’s Board of Directors has a beneficial ownership interest, respectively, upon the exercise by certain Members of their respective redemption right. Pursuant to these repurchases, Switch, Inc. canceled and retired an equivalent amount of its shares of Class B common stock, and such shares may not be reissued. These repurchases were funded from Switch’s existing cash and cash equivalents. As of December 31, 2020, the Company had no repurchase authority remaining.
The ownership of the Common Units is summarized as follows:

	December 31, 2021		December 31, 2020
	Units (in thousands)	Ownership %	Units (in thousands)	Ownership %
Switch, Inc.’s ownership of Common Units(1)	145,116	59.6%	118,934	49.8%
Noncontrolling interest holders’ ownership of Common Units(2)	98,331	40.4%	120,045	50.2%
Total Common Units	243,447	100.0%	238,979	100.0%
________________________________________
(1)Common Units held by Switch, Inc. exclude 71,000 and 75,000 Common Units underlying unvested restricted stock awards as of December 31, 2021 and 2020, respectively.
(2)Common Units held by noncontrolling interest holders exclude 1.6 million unvested Common Unit awards as of December 31, 2020.
The Company uses the weighted average ownership percentages during the period to calculate the income or loss before income taxes attributable to Switch, Inc. and the noncontrolling interest holders of Switch, Ltd.
Distributions
Prior to the payment of Switch, Inc.’s Class A common stock dividends, during the year ended December 31, 2021, Switch, Ltd. made cash distributions to holders of Common Units, excluding Switch, Inc., of $0.205 per Common Unit for a total distribution of $22.0 million. During the year ended December 31, 2020, Switch, Ltd. made cash distributions to holders of Common Units, excluding Switch, Inc., of $0.159 per Common Unit for a total distribution of $20.9 million. During the year ended December 31, 2019, Switch, Ltd. made cash distributions to holders of Common Units, excluding Switch, Inc., of $0.118 per Common Unit for a total distribution of $20.1 million.
Switch, Inc. | 2021 Form 10-K | 105

15. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Years Ended December 31,
	2021	2020	2019
	(in thousands, except per share data)
Net income per share:
Numerator—basic:
Net income attributable to Switch, Inc.—basic	$5,412	$15,539	$8,917
Numerator—diluted:
Net income attributable to Switch, Inc.—basic	$5,412	$15,539	$8,917
Effect of dilutive securities:
Shares of Class B and Class C common stock	—	17,651	17,339
Net income attributable to Switch, Inc.—diluted	$5,412	$33,190	$26,256
Denominator—basic:
Weighted average shares outstanding—basic	134,091	105,822	76,501
Net income per share—basic	$0.04	$0.15	$0.12
Denominator—diluted:
Weighted average shares outstanding—basic	134,091	105,822	76,501
Weighted average effect of dilutive securities:
Stock options	2,907	1,391	712
RSUs	1,620	1,200	805
DEUs	43	39	24
RSAs	38	37	35
Shares of Class B and Class C common stock	—	135,012	168,252
Weighted average shares outstanding—diluted	138,699	243,501	246,329
Net income per share—diluted	$0.04	$0.14	$0.11
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

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Stock options(1)	—	5,762	5,040
RSUs(1)	—	28	—
PSUs(1)	273	—	—
Shares of Class B and Class C common stock(2)	98,331	—	—
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
16. Segment Reporting
The Company’s chief operating decision maker is its Chief Executive Officer. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. All of the Company’s assets are maintained in the United States, although the Company holds an equity method investment in an entity with foreign operations. The Company derives almost all of its revenue from sales to customers in the United States, based upon the billing address of the customer. Revenue derived from customers outside the United States, based upon the billing address of the customer, was less than 2% of revenue for each of the years ended December 31, 2021, 2020, and 2019.
Switch, Inc. | 2021 Form 10-K | 106

The Company’s revenue is comprised of the following:

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Colocation	$476,221	$413,791	$370,682
Connectivity	105,785	91,885	85,009
Other	10,039	5,871	6,619
Total revenue	$592,045	$511,547	$462,310
17. Subsequent Events
In January and February 2022, Switch, Inc. issued an aggregate of 0.4 million and 2.2 million shares, respectively, of Class A common stock to members in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of shares of Class B common stock. Such retired shares of Class B common stock may not be reissued. The redemptions occurred pursuant to the terms of the Switch Operating Agreement.
In January 2022 and March 2022, the Company borrowed a total of $100.0 million under its Revolving Credit Facility.
In February 2022, Switch, Inc.’s Board of Directors declared a dividend of $0.0525 per share of Class A common stock, for a total estimated to be $7.8 million, to be paid on March 22, 2022 to holders of record as of March 11, 2022. Prior to the payment of this dividend, Switch, Ltd. will make a cash distribution to all holders of record of Common Units, including Switch, Inc., of $0.0525 per Common Unit, for a total estimated to be $12.8 million.
Switch, Inc. | 2021 Form 10-K | 107

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A.Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2021, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, or the “Exchange Act”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.
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
During the second quarter of 2021, we completed the acquisition of Data Foundry, LLC (“Data Foundry”). Management has excluded certain elements of Data Foundry from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 as permitted under existing guidance issued by the Securities and Exchange Commission for newly acquired businesses. Subsequent to the acquisition, certain elements of Data Foundry’s internal control over financial reporting and related processes have been integrated into the Company’s existing systems and internal control over financial reporting. Data Foundry’s total assets as of December 31, 2021 and total revenue for the period from the acquisition date through December 31, 2021 excluded from our management assessment represented 0.1% and 4.6% of the Company’s consolidated total assets and total revenue, respectively.
Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2021, the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their evaluation, as of December 31, 2021, our management concluded that our internal control over financial reporting was effective based on this criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.Other Information.
None.
Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
Switch, Inc. | 2021 Form 10-K | 108

Part III.
Item 10.Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated by reference to the Proxy Statement for the 2022 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
Item 11.Executive Compensation.
The information required by this item is incorporated by reference to the Proxy Statement for the 2022 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities authorized for issuance under equity compensation plans
The table below provides information about our compensation plans under which our Class A common stock is authorized for issuance as of December 31, 2021. See Note 13 to the consolidated financial statements included in Part II, Item 8 for a description of these compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(3)
Equity compensation plans approved by security holders(1)	12,149,926	$13.39	24,819,507
________________________________________
(1)Includes awards granted and available to be granted under our 2017 Incentive Award Plan.
(2)The weighted average exercise price does not include restricted stock units or performance-vesting restricted stock units granted under our 2017 Incentive Award Plan.
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
Certain information required by this item is incorporated by reference to the Proxy Statement for the 2022 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
Item 13.Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the Proxy Statement for the 2022 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
Item 14.Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the Proxy Statement for the 2022 annual meeting of the stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
Switch, Inc. | 2021 Form 10-K | 109

Part IV.
Item 15.Exhibit and Financial Statement Schedules.
The following documents are filed as part of this report:
(1) Financial statements:
(2) Financial statement schedules:
All financial statement schedules are omitted since they are not required or are not applicable, or the required information is included in the consolidated financial statements or notes thereto.
(3) Exhibits:

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Articles of Incorporation of Switch, Inc.	8-K	3.1	10/11/2017
3.2		Amended and Restated Bylaws of Switch, Inc.	10-K	3.2	3/1/2021
4.1	*	Description of Switch, Inc.’s Securities.
4.2		Indenture governing Switch, Ltd.’s 3.75% Senior Notes due 2028, dated September 17, 2020, by and among Switch, Ltd., the guarantors named therein and U.S. Bank National Association, as trustee.	8-K	4.1	9/18/2020
4.2(a)		First Supplemental Indenture and Subsidiary Guarantee governing Switch, Ltd.’s 3.75% Senior Notes due 2028, dated as of July 29, 2021, among Data Foundry, LLC, Switch, Ltd. and U.S. Bank National Association, as trustee.	10-Q	4.1	11/9/2021
4.3		Form of 3.75% Senior Notes due 2028 (included in Exhibit 4.2).	8-K	4.2	9/18/2020
4.4		Indenture governing Switch, Ltd.’s 4.125% Senior Notes due 2029, dated June 7, 2021, by and among Switch, Ltd., the guarantors named therein and U.S. Bank National Association, as trustee.	8-K	4.1	6/7/2021
4.4(a)		First Supplemental Indenture and Subsidiary Guarantee governing Switch, Ltd.’s 4.125% Senior Notes due 2029, dated as of July 29, 2021, among Data Foundry, LLC, Switch, Ltd. and U.S. Bank National Association, as trustee.	10-Q	4.2	11/9/2021
4.5		Form of 4.125% Senior Note due 2029 (included in Exhibit 4.4).	8-K	4.2	6/7/2021
10.1		Tax Receivable Agreement, dated October 5, 2017, by and among Switch, Inc., Switch, Ltd., and each other person from time to time party thereto.	8-K	10.1	10/11/2017
10.2		Amended and Restated Registration Rights Agreement, dated October 5, 2017, by and among Switch, Inc., Switch, Ltd. and each other person from time to time party thereto.	8-K	10.2	10/11/2017
10.3		Fifth Amended and Restated Operating Agreement of Switch, Ltd., dated October 5, 2017, by and among Switch, Ltd. and its Members.	8-K	10.3	10/11/2017
10.4		Amended and Restated Credit Agreement, dated as of June 27, 2017, by and among Switch, Ltd., as borrower, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	S-1	10.4	9/8/2017
10.4(a)		First Amendment to Amended and Restated Credit Agreement, dated as of December 28, 2017, by and among Switch, Ltd., as borrower, the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	10.1	9/8/2017
10.4(b)		Second Amendment to Amended and Restated Credit Agreement, dated September 17, 2020, by and among Switch, Ltd., as borrower, the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	10.1	9/18/2020
Switch, Inc. | 2021 Form 10-K | 110

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date
10.4(c)		Third Amendment to Amended and Restated Credit Agreement, dated July 29, 2021, by and among Switch, Ltd., the guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	10-Q	10.1	11/9/2021
10.5		Amended and Restated Collateral Agreement, dated as of June 27, 2017, by and among Switch, Ltd. and certain of its subsidiaries, as grantors, and Wells Fargo Bank, National Association, as administrative agent.	S-1	10.5	9/8/2017
10.6		Amended and Restated Subsidiary Guaranty Agreement, dated as of June 27, 2017, by and among Switch, Ltd., as borrower, certain of its subsidiaries, as grantors, and Wells Fargo Bank, National Association, as administrative agent.	S-1	10.6	9/8/2017
10.7	†	Switch, Inc. 2017 Incentive Award Plan.	S-1/A	10.7	9/25/2017
10.7(a)	†	Form of Stock Option Agreement under Switch, Inc. 2017 Incentive Award Plan.	S-1/A	10.7(a)	9/25/2017
10.7(b)	†	Form of Restricted Stock Agreement under Switch, Inc. 2017 Incentive Award Plan.	S-1/A	10.7(b)	9/25/2017
10.7(c)	†	Form of Restricted Stock Unit Grant under Switch, Inc. 2017 Incentive Award Plan.	10-Q	10.1	11/14/2017
10.7(d)	†	Form of Performance-Vesting Restricted Stock Unit Agreement under Switch, Inc. 2017 Incentive Award Plan.	8-K	10.1	3/5/2021
10.8	†	Offer Letter, dated January 7, 2016, by and between Switch, Ltd. and Gabe Nacht.	S-1/A	10.8	9/25/2017
10.9		Form of Indemnification Agreement entered into between Switch, Inc. and certain of its directors and officers, effective October 11, 2017.	S-1	10.9	9/8/2017
10.10		Standard Industrial Real Estate Lease, dated August 21, 2007, by and between Switch, Ltd. (f/k/a Switch Communications Group L.L.C.) and Beltway Business Park Warehouse No. 3, LLC, as amended by (i) First Amendment to Lease, dated January 25, 2008, (ii) Confirmation of Initial Lease Term and Amendment to Lease, dated April 28, 2008, (iii) Third Amendment to Lease, dated January 21, 2011, (iv) Fourth Amendment to Lease, dated August 9, 2013, and (v) Fifth Amendment to Lease, dated June 21, 2016.	S-1/A	10.1	9/25/2017
10.11		Lease Agreement, dated November 4, 2010, by and between Switch, Ltd. (f/k/a Switch Communications Group L.L.C.) and Beltway Business Park Office No. 1, LLC, as amended by (i) First Amendment to Lease, dated April 1, 2011, (ii) Second Amendment to Lease, dated September 25, 2012, and (iii) Third Amendment to Lease, dated February 1, 2014.	S-1/A	10.11	9/25/2017
10.12		Lease Agreement, dated April 1, 2011, by and between Switch, Ltd. (f/k/a Switch Communications Group L.L.C.) and Beltway Business Park Office No. 1, LLC, as amended by (i) First Amendment to Lease, dated July 23, 2014, and (ii) Second Amendment to Lease, dated May 27, 2016.	S-1/A	10.12	9/25/2017
10.12(a)		Third Amendment to Lease, dated November 19, 2020, by and between Switch, Ltd. and Beltway Business Park Office No. 1, LLC.	10-K	10.12(a)	3/1/2021
10.13		Land Lease, dated January 12, 2012, by and between Switch, Ltd. (f/k/a Switch Communications Group L.L.C.) and Beltway Business Park Warehouse No. 4, LLC, as amended by (i) Confirmation of Lease Term and Amendment to Lease, dated February 22, 2013, and (ii) First Amendment to Lease, dated June 21, 2016.	S-1/A	10.13	9/25/2017
10.14		Lease Agreement, dated April 24, 2012, by and between InNEVation L.L.C. and Beltway Business Park Office No. 2, LLC, as amended by (i) First Amendment to Lease, dated February 19, 2013, (ii) Second Amendment to Lease, dated March 14, 2013, (iii) Third Amendment to Lease, dated August 20, 2013, (iv) Fourth Amendment to Lease, dated September 1, 2013, (v) Fifth Amendment to Lease, dated January 12, 2015, (vi) Sixth Amendment to Lease, dated January 19, 2015, (vii) Seventh Amendment to Lease, dated November 15, 2015, and (viii) Eighth Amendment to Lease, dated January 17, 2017.	S-1/A	10.14	9/25/2017
10.15		Standard Industrial Real Estate Lease, dated November 3, 2014, by and between Switch, Ltd. and Beltway Business Park Warehouse No. 1, LLC.	S-1/A	10.15	9/25/2017
Switch, Inc. | 2021 Form 10-K | 111

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date
10.15(a)		First Amendment to Lease, dated March 19, 2021, by and between Switch, Ltd. and Beltway Business Park Warehouse No. 1, LLC.	10-Q	10.2	5/10/2021
10.16		Land Lease, dated June 21, 2016, by and between Switch, Ltd. and Beltway Business Park Warehouse No. 6, LLC, as amended by Confirmation of Lease Term and Amendment to Lease, dated March 22, 2017.	S-1/A	10.16	9/25/2017
10.17	†	LTIP Incentive Unit Award Agreement, by and between Switch, Ltd. and Rob Roy, dated September 7, 2017.	S-1/A	10.17	9/25/2017
10.18	†	Incentive Unit Award Agreement, by and between Switch, Ltd. and Thomas Morton, dated September 7, 2017.	S-1/A	10.18	9/25/2017
10.19	†	Restricted Stock Unit Award Agreement between Switch, Inc. and Rob Roy dated December 27, 2017.	8-K	10.2	12/28/2017
10.20	†	Executive Severance Agreement by and among Switch, Ltd., Switch, Inc., and Rob Roy dated April 10, 2019.	8-K	10.1	4/16/2019
10.21	†	Executive Severance Agreement by and among Switch, Ltd., Switch, Inc., and Thomas Morton dated April 10, 2019.	8-K	10.2	4/16/2019
10.22	†	Executive Severance Agreement by and among Switch, Ltd., Switch, Inc., and Gabe Nacht dated April 10, 2019.	8-K	10.3	4/16/2019
10.23		Land Lease, dated March 13, 2019, by and between Switch, Ltd. and Beltway Business Park Warehouse No. 8, LLC, as amended by Confirmation of Lease Term and Amendment to Lease, dated June 4, 2019.	10-Q	10.4	8/9/2019
10.24		Interest Purchase Agreement by and among Switch, Ltd., Data Foundry, Inc., Waterloo, Inc. and certain persons listed therein, dated as of May 3, 2021.	8-K	10.1	5/3/2021
10.25	* †	Executive Severance Agreement by and among Switch, Ltd., Switch, Inc., and Jonathan King dated September 1, 2021.
21.1	*	Subsidiaries of Switch, Inc.
23.1	*	Consent of PricewaterhouseCoopers LLP.
31.1	*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*	The following financial statements from the Company’s Annual Report on Form 10-K, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020, and 2019, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019, and (v) Notes to Consolidated Financial Statements
104	*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________________________________________
*    Filed herewith.
#    Furnished herewith.
†    Indicates a management contract or compensatory plan or arrangement.
Item 16.Form 10-K Summary.
None.
Switch, Inc. | 2021 Form 10-K | 112

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Switch, Inc. (Registrant)

Date:	March 1, 2022	/s/ Gabe Nacht
Gabe Nacht Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 1, 2022	/s/ Rob Roy
Rob Roy Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	March 1, 2022	/s/ Gabe Nacht
Gabe Nacht Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Date:	March 1, 2022	/s/ Angela Archon
Angela Archon Director

Date:	March 1, 2022	/s/ Jason Genrich
Jason Genrich Director

Date:	March 1, 2022	/s/ Liane Pelletier
Liane Pelletier Director

Date:	March 1, 2022	/s/ Zareh Sarrafian
Zareh Sarrafian Director

Date:	March 1, 2022	/s/ Kimberly Sheehy
Kimberly Sheehy Director

Date:	March 1, 2022	/s/ Donald D. Snyder
Donald D. Snyder Director

Date:	March 1, 2022	/s/ Tom Thomas
Tom Thomas Director

Date:	March 1, 2022	/s/ Bryan Wolf
Bryan Wolf Director