Form 10-Q
period 2022-03-31
Switch, Inc.
filed 2022-05-10
CIK 1710583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of May 2, 2022, the registrant had 150,388,024 shares of Class A common stock, 94,231,279 shares of Class B common stock, and no shares of Class C common stock outstanding.

Switch, Inc.

Part I.Financial Information.
Item 1.Financial Statements (Unaudited).

Switch, Inc. | Q1 2022 Form 10-Q | 1

Switch, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$27,493	$48,325
Restricted cash	1,890	1,890
Accounts receivable, net of allowance for credit losses of $363 and $361, respectively	24,774	18,368
Prepaid expenses	11,457	10,265
Other current assets, net of allowance for credit losses of $3	4,627	4,624
Total current assets	70,241	83,472
Property and equipment, net	2,317,408	2,237,059
Long-term deposit	15,222	13,504
Deferred income taxes	306,753	295,699
Intangible assets, net	124,354	125,758
Goodwill	106,350	106,350
Other assets, net of allowance for credit losses of $94 and $91, respectively	59,097	56,776
TOTAL ASSETS	$2,999,425	$2,918,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt, current portion	$4,000	$4,000
Accounts payable	21,813	55,262
Accrued salaries and benefits	8,316	6,786
Accrued interest	7,822	8,577
Accrued expenses and other	16,580	18,285
Accrued construction payables	32,580	31,093
Deferred revenue, current portion	21,163	16,905
Customer deposits	16,707	16,335
Swap liability, current portion	2,846	8,062
Operating lease liability, current portion	2,705	3,281
Total current liabilities	134,532	168,586
Long-term debt, net	1,711,433	1,611,962
Operating lease liability	31,467	32,157
Finance lease liability	57,346	57,376
Deferred revenue	25,507	25,921
Liabilities under tax receivable agreement	412,456	395,615
Other long-term liabilities	969	8,360
TOTAL LIABILITIES	2,373,710	2,299,977
Commitments and contingencies (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value per share, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value per share, 750,000 shares authorized, 148,846 and 145,187 shares issued and outstanding, respectively	149	145
Class B common stock, $0.001 par value per share, 300,000 shares authorized, 95,773 and 98,331 shares issued and outstanding, respectively	96	98
Class C common stock, $0.001 par value per share, 75,000 shares authorized, none issued and outstanding	—	—
Additional paid in capital	357,286	352,984
Accumulated deficit	(18,188)	(23,022)
Accumulated other comprehensive loss	(568)	(568)
Total Switch, Inc. stockholders’ equity	338,775	329,637
Noncontrolling interest	286,940	289,004
TOTAL STOCKHOLDERS’ EQUITY	625,715	618,641
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,999,425	$2,918,618

The accompanying condensed notes are an integral part of these consolidated financial statements.
Switch, Inc. | Q1 2022 Form 10-Q | 2

Switch, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$164,609	$130,866
Cost of revenue	94,491	71,693
Gross profit	70,118	59,173
Selling, general and administrative expense	42,871	34,998
Income from operations	27,247	24,175
Other income (expense):
Interest expense, including $662 and $583, respectively, in amortization of debt issuance costs and original issue discount	(13,197)	(8,757)
Gain on swaps	13,649	3,205
Equity in net losses of investments	—	(220)
Gain on sale of equity method investment	—	5,374
Other	475	3,271
Total other income	927	2,873
Income before income taxes	28,174	27,048
Income tax expense	(4,240)	(2,654)
Net income	23,934	24,394
Less: net income attributable to noncontrolling interest	11,141	12,753
Net income attributable to Switch, Inc.	$12,793	$11,641

Net income per share (Note 10):
Basic	$0.09	$0.09
Diluted	$0.08	$0.09

Weighted average shares used in computing net income per share (Note 10):
Basic	147,745	126,641
Diluted	153,265	129,110

Other comprehensive loss:
Foreign currency translation adjustment, net of reclassification adjustment and tax of $0	—	(474)
Comprehensive income	23,934	23,920
Less: comprehensive income attributable to noncontrolling interest	11,141	12,340
Comprehensive income attributable to Switch, Inc.	$12,793	$11,580

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q1 2022 Form 10-Q | 3

Switch, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balances—December 31, 2021	145,187	$145	98,331	$98	$352,984	$(23,022)	$(568)	$289,004	$618,641
Net income	—	—	—	—	—	12,793	—	11,141	23,934
Equity-based compensation expense	—	—	—	—	6,681	—	—	—	6,681
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	957	1	—	—	(11,209)	—	—	(341)	(11,549)
Issuance of Class A common stock upon exercise of stock options	144	1	—	—	2,611	—	—	(167)	2,445
Dividends declared ($0.0525 per share)	—	—	—	—	—	(7,959)	—	—	(7,959)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,931)	(4,931)
Exchanges of noncontrolling interest for Class A common stock	2,558	2	(2,558)	(2)	7,766	—	—	(7,766)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	(16,841)	—	—	—	(16,841)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	15,294	—	—	—	15,294
Balances—March 31, 2022	148,846	$149	95,773	$96	$357,286	$(18,188)	$(568)	$286,940	$625,715

Switch, Inc. | Q1 2022 Form 10-Q | 4

Switch, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands)
(unaudited)

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balances—December 31, 2020	119,009	$119	121,640	$122	$266,129	$9	$79	$344,509	$610,967
Net income	—	—	—	—	—	11,641	—	12,753	24,394
Equity-based compensation expense	—	—	—	—	6,359	—	—	938	7,297
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	812	1	—	—	(5,622)	—	—	147	(5,474)
Dividends declared ($0.05 per share)	—	—	—	—	—	(6,562)	—	—	(6,562)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,696)	(5,696)
Exchanges of noncontrolling interest for Class A common stock	7,725	8	(7,725)	(8)	22,364	—	—	(22,364)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	(32,477)	—	—	—	(32,477)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	26,752	—	—	—	26,752
Foreign currency translation adjustment	—	—	—	—	—	—	(61)	(413)	(474)
Balances—March 31, 2021	127,546	$128	113,915	$114	$283,505	$5,088	$18	$329,874	$618,727

The accompanying condensed notes are an integral part of these consolidated financial statements.
Switch, Inc. | Q1 2022 Form 10-Q | 5

Switch, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,934	$24,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	47,833	38,791
Amortization of customer relationships	1,562	—
Loss (gain) on disposal of property and equipment	193	(193)
Deferred income taxes	4,240	2,654
Amortization of debt issuance costs and original issue discount	662	583
Credit loss expense (benefit)	157	(77)
Unrealized gain on swaps	(15,994)	(5,562)
Equity in net losses on investments	—	220
Gain on sale of equity method investment	—	(5,374)
Equity-based compensation	6,681	7,297
Amortization of portfolio energy credits	384	—
Cost of revenue for sales-type leases	—	149
Changes in operating assets and liabilities:
Accounts receivable	(6,603)	169
Prepaid expenses	(1,192)	(514)
Other current assets	62	108
Other assets	872	(444)
Accounts payable	(8,848)	1,001
Accrued salaries and benefits	1,530	2,245
Accrued interest	(755)	(5,581)
Accrued expenses and other	(1,705)	965
Deferred revenue	3,844	4,472
Customer deposits	372	456
Operating lease liabilities	(537)	(1,141)
Other long-term liabilities	(180)	(121)
Net cash provided by operating activities	56,512	64,497
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(150,433)	(100,424)
Purchase of portfolio energy credits	(542)	(1,500)
Purchase of equity method investment	—	(2,200)
Proceeds from sale of equity method investment	—	4,900
Proceeds from sale of property and equipment	378	—
Net cash used in investing activities	(150,597)	(99,224)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings, net of original issue discount	100,000	—
Repayment of borrowings, including finance lease liabilities	(1,031)	(46)
Change in long-term deposit	(3,218)	877
Payment of tax withholdings upon settlement of restricted stock unit awards	(12,104)	(5,782)
Proceeds from exercise of stock options	2,445	—
Dividends paid to Class A common stockholders	(7,811)	(6,377)
Distributions paid to noncontrolling interest	(5,028)	(5,782)
Net cash provided by (used in) financing activities	73,253	(17,110)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(20,832)	(51,837)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	50,215	90,719
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$29,383	$38,882

Switch, Inc. | Q1 2022 Form 10-Q | 6

Switch, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$13,449	$13,852
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
(Decrease) increase in liabilities incurred to acquire property and equipment	$(23,114)	$3,141
Decrease in accrued construction payables incurred related to long-term deposit	$(1,500)	$(41)
Increase in receivables due to sale of property and equipment	$—	$931
Decrease in noncontrolling interest as a result of exchanges for Class A common stock	$(7,766)	$(22,364)
Recognition of liabilities under tax receivable agreement	$16,841	$32,477
Increase in deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	$15,294	$26,752
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$3,434
Decrease in distributions payable on unvested common units	$(97)	$(86)
Increase in dividends payable on unvested restricted stock units	$148	$185
Dividends payable settled with shares of Class A common stock	$555	$308
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$27,493	$38,882
Restricted cash	1,890	—
Total cash, cash equivalents, and restricted cash	$29,383	$38,882

The accompanying condensed notes are an integral part of these consolidated financial statements.
Switch, Inc. | Q1 2022 Form 10-Q | 7

Switch, Inc.
Condensed Notes to Consolidated Financial Statements
(unaudited)

Switch, Inc. | Q1 2022 Form 10-Q | 8

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission for quarterly reports on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
On June 7, 2021, Switch, Ltd. acquired all of the equity interests of Data Foundry and certain real property interests used in connection with Data Foundry’s operations. The Company has included the results of operations for Data Foundry in the consolidated financial statements from the date of acquisition. See Note 3 “Acquisition” for additional information.
Management believes that the accompanying consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of these consolidated financial statements. The consolidated results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for credit losses, useful lives of property and equipment, impairment of intangible assets, deferred income taxes, liabilities under the tax receivable agreement, equity-based compensation, deferred revenue, incremental borrowing rate, fair value of performance obligations, fair value of assets acquired and liabilities assumed in business combinations, and probability assessments of exercising renewal options on leases. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ from these estimates.
Switch, Inc. | Q1 2022 Form 10-Q | 9

Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2021. No other changes to significant accounting policies have occurred since December 31, 2021, with the exception of those detailed below.
Concentration of Credit and Other Risks
Although the Company operates primarily in Nevada, realization of its receivables and its future operations and cash flows could be affected by adverse economic conditions, both regionally and elsewhere in the United States. During the three months ended March 31, 2022 and 2021, the Company’s largest customer and its affiliates comprised 14% and 16%, respectively, of the Company’s revenue. Two customers accounted for 10% or more of total receivables, including net investments in sales-type leases, as of March 31, 2022. One customer accounted for 10% or more of total receivables, including net investments in sales-type leases, as of December 31, 2021.
Revenue Recognition
Contract Balances
The opening and closing balances of the Company’s contract assets, net of allowance for credit losses, and deferred revenue are as follows:

	Contract Assets, Current Portion(1)	Contract Assets(2)	Deferred Revenue, Current Portion(3)	Deferred Revenue(4)
	(in thousands)
December 31, 2021	$190	$4,262	$16,905	$25,921
March 31, 2022	190	4,296	21,163	25,507
Change	$—	$34	$4,258	$(414)
________________________________________
(1)Amounts are included within other current assets on the Company’s consolidated balance sheets.
(2)Amounts are included within other assets on the Company’s consolidated balance sheets.
(3)Amounts include $1.5 million and $1.4 million of deferred revenue related to leases as of March 31, 2022 and December 31, 2021, respectively.
(4)Amounts include $2.5 million and $2.8 million of deferred revenue related to leases as of March 31, 2022 and December 31, 2021, respectively.
The differences between the opening and closing balances of the Company’s deferred revenue primarily result from timing differences between the Company’s satisfaction of performance obligations and the associated customer payments. Revenue recognized from the balance of deferred revenue as of December 31, 2021 was $2.2 million during the three months ended March 31, 2022. For the three months ended March 31, 2022, no impairment losses related to contract assets were recognized on the consolidated statement of comprehensive income.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized in future periods. These amounts totaled $875.0 million as of March 31, 2022, 45%, 44%, and 9% of which is expected to be recognized over the next year, one to three years, and three to five years, respectively, with the remainder recognized thereafter. The remaining performance obligations do not include estimates of variable consideration related to unsatisfied performance obligations, such as the usage of metered power, or any contracts that could be terminated without significant penalties.

Switch, Inc. | Q1 2022 Form 10-Q | 10

Fair Value Measurements
Information about the Company’s financial assets and liabilities measured at fair value on a recurring basis is presented below:

		March 31, 2022
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Assets:
Power swaps	Other current assets	$685	$—	$685	$—
Power swaps	Other assets	$1,270	$—	$1,270	$—
Interest rate swaps	Other assets	$2,116	$—	$2,116	$—

Liabilities:
Interest rate swaps	Swap liability, current portion	$2,846	$—	$2,846	$—

		December 31, 2021
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Assets:
Cash equivalents	Cash and cash equivalents	$17,959	$17,959	$—	$—
Liabilities:
Interest rate swaps	Swap liability, current portion	$8,062	$—	$8,062	$—
Interest rate swaps	Other long-term liabilities	$6,706	$—	$6,706	$—
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
The Company enters into interest rate swap agreements to manage its interest rate risk associated with variable-rate borrowings. In January and February 2019, Switch, Ltd. entered into four interest rate swap agreements; whereby, Switch, Ltd. will pay a weighted average fixed interest rate (excluding the applicable interest margin) of 2.48% on notional amounts corresponding to borrowings of $400.0 million in exchange for receipts on the same notional amount at a variable interest rate based on the applicable LIBOR at the time of payment. The interest rate swap agreements mature in June 2024 and are not designated as hedging instruments. Resulting gains and losses from these derivatives, inclusive of periodic net settlement amounts, were recorded in gain on swaps on the consolidated statements of comprehensive income. The Company recorded gains on interest rate swaps of $11.6 million and $3.2 million for the three months ended March 31, 2022 and 2021, respectively.
Switch, Inc. | Q1 2022 Form 10-Q | 11

The Company enters into power swap agreements to manage its exposure to adverse changes in the price of power. In March 2022, Switch, Ltd. entered into two power swap agreements comprising power paid at fixed prices in exchange for receipts on power sales based on the variable prices at the time of settlement. The power swap agreements mature in September 2022 and September 2024 and are not designated as hedging instruments. Resulting gains from these derivatives, inclusive of periodic net settlement amounts, were recorded in gain on swaps on the consolidated statements of comprehensive income. The Company recorded a gain on power swaps of $2.0 million for the three months ended March 31, 2022.
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
3. Acquisition
On June 7, 2021, Switch, Ltd. acquired all of the equity interests of Data Foundry and certain real property interests used in connection with Data Foundry’s operations for total cash consideration of $420.0 million, which includes $3.7 million outstanding as of March 31, 2022 to be paid prior to June 7, 2022 upon the finalization of certain closing conditions and $4.6 million of acquired cash, cash equivalents, and restricted cash.
Supplemental pro forma results of operations for the Company, assuming the acquisition had occurred on January 1, 2020, are as follows (in thousands):

Three Months Ended March 31, 2021
Revenue	$142,445
Net income attributable to Switch, Inc.	$9,516
The above supplemental pro forma results of operations include the following adjustments and related income tax and noncontrolling interest impacts after applying the Company’s accounting policies:
•additional depreciation and amortization expense reflecting the fair value adjustments to property and equipment and intangible assets;
•adjustment to interest expense to reflect the removal of Data Foundry’s debt and the issuance of Switch, Ltd.’s $500.0 million aggregate principal amount of its 4.125% senior unsecured notes due 2029 in conjunction with the acquisition; and
•adjustment to reflect acquisition-related costs incurred during the three months ended March 31, 2021 as incurred during the three months ended March 31, 2020.
Switch, Inc. | Q1 2022 Form 10-Q | 12

4. Property and Equipment, Net
Property and equipment, net consists of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
Land and land improvements	$322,974	$322,808
Buildings, building improvements, and leasehold improvements	699,055	695,378
Substation equipment	19,780	19,780
Data center equipment	1,589,574	1,559,241
Vehicles	2,105	2,045
Core network equipment	45,103	43,086
Fiber facilities	14,825	14,647
Computer equipment, furniture and fixtures	53,692	53,194
Finance lease right-of-use assets	75,933	75,933
Construction in progress	410,474	319,623
Property and equipment, gross	3,233,515	3,105,735
Less: accumulated depreciation and amortization	(916,107)	(868,676)
Property and equipment, net	$2,317,408	$2,237,059
Accumulated amortization for finance lease right-of-use assets totaled $17.2 million and $16.7 million as of March 31, 2022 and December 31, 2021, respectively.
During the three months ended March 31, 2022 and 2021, capitalized interest was $2.7 million and $1.3 million, respectively.
Total depreciation and amortization of property and equipment recognized on the consolidated statements of comprehensive income was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$46,438	$37,729
Selling, general and administrative expense	1,395	1,062
Total depreciation and amortization of property and equipment	$47,833	$38,791
Switch, Inc. | Q1 2022 Form 10-Q | 13

5. Long-Term Debt
Long-term debt consists of the following:

	March 31,	December 31,
	2022	2021
	(in thousands)
3.75% senior unsecured notes, due September 2028	$600,000	$600,000
4.125% senior unsecured notes, due June 2029	500,000	500,000
Term loan facility, interest paid at the defined LIBOR rate plus applicable interest margin (2.46% and 2.10% at March 31, 2022 and December 31, 2021, respectively), due July 2028	398,000	399,000
Revolving credit facility, interest paid at the defined LIBOR rate plus applicable interest margin (2.21% and 1.85% at March 31, 2022 and December 31, 2021, respectively), due July 2026	230,000	130,000
Long-term debt, gross	1,728,000	1,629,000
Less: unamortized debt issuance costs and original issue discount	(12,567)	(13,038)
	1,715,433	1,615,962
Less: long-term debt, current	(4,000)	(4,000)
Long-term debt, net	$1,711,433	$1,611,962
As of March 31, 2022, the Company had $263.1 million of available borrowing capacity under its revolving credit facility, net of outstanding letters of credit.
The estimated fair value of the Company’s long-term debt as of March 31, 2022 and December 31, 2021 was approximately $1.71 billion and $1.65 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount, of $1.73 billion and $1.63 billion, respectively. The estimated fair value of the Company’s long-term debt was based on Level 2 inputs using quoted market prices on or about March 31, 2022 and December 31, 2021, respectively.
6. Commitments and Contingencies
Purchase Commitments
In March 2022, Switch, Ltd. entered into a power purchase and sale agreement to purchase an aggregate firm commitment of 474,650 megawatt-hours, or a purchase commitment of $25.7 million, inclusive of scheduling services, during a term of 19 months starting on May 1, 2022. Additional franchise tax amounts may be due based on the data center location where the purchased power is used.
Operating Leases
During the three months ended March 31, 2022 and 2021, lease costs related to operating leases were $1.9 million and $1.7 million, respectively. Related party lease costs included in these amounts were $1.2 million for each of the three months ended March 31, 2022 and 2021.
Legal Proceedings
The Company is party to legal proceedings arising in the ordinary course of business, but is not currently a party to any legal proceeding that management believes could have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.
7. Income Taxes
The Company recorded net increases in deferred tax assets of $15.3 million and $26.8 million during the three months ended March 31, 2022 and 2021, respectively, with a corresponding increase to additional paid in capital, resulting from changes in the outside basis difference on Switch, Inc.’s investment in Switch, Ltd. The Company has determined that it is more-likely-than-not that it will be able to realize this deferred tax asset in the future.
Tax Receivable Agreement
The Company has recorded a liability under the tax receivable agreement of $412.5 million and $395.6 million as of March 31, 2022 and December 31, 2021, respectively, of which $197.4 million and $190.7 million is owed to certain named executive officers of the Company, certain members of its Board of Directors, and certain beneficial owners of more than 5% of the Company’s Class A or Class B common stock (and immediate family members of the foregoing) as of March 31, 2022 and December 31, 2021, respectively. The tax receivable agreement provides for
Switch, Inc. | Q1 2022 Form 10-Q | 14

the payment of 85% of the amount of the tax benefits, if any, that Switch, Inc. is deemed to realize as a result of increases in the tax basis of its ownership in Switch, Ltd. related to exchanges of noncontrolling interest for Class A common stock. No amounts are expected to be paid within the next 12 months.
8. Equity-Based Compensation
Total equity-based compensation recognized on the consolidated statements of comprehensive income was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$522	$590
Selling, general and administrative expense	6,159	6,707
Total equity-based compensation	$6,681	$7,297
9. Noncontrolling Interest
Ownership
Switch, Inc. owns an economic interest in Switch, Ltd., where “economic interest” means the right to receive any distributions, whether cash, property, or securities of Switch, Ltd., in connection with Common Units. Switch, Inc. presents interest held by noncontrolling interest holders within noncontrolling interest in the consolidated financial statements. During the three months ended March 31, 2022 and 2021, Switch, Inc. issued an aggregate of 2.6 million shares and 7.7 million shares, respectively, of Class A common stock to members in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Switch, Inc.’s Class B common stock. Such retired shares of Class B common stock may not be reissued. The redemptions occurred pursuant to the terms of the Switch operating agreement entered into in connection with the Company’s IPO.
The ownership of the Common Units is summarized as follows:

	March 31, 2022		December 31, 2021
	Units (in thousands)	Ownership %	Units (in thousands)	Ownership %
Switch, Inc.’s ownership of Common Units(1)	148,775	60.8%	145,116	59.6%
Noncontrolling interest holders’ ownership of Common Units	95,773	39.2%	98,331	40.4%
Total Common Units	244,548	100.0%	243,447	100.0%
________________________________________
(1)Common Units held by Switch, Inc. exclude 71,000 Common Units underlying unvested restricted stock awards.
The Company uses the weighted average ownership percentages during the period to calculate the income or loss before income taxes attributable to Switch, Inc. and the noncontrolling interest holders of Switch, Ltd.
Switch, Inc. | Q1 2022 Form 10-Q | 15

10. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share data)
Net income per share:
Numerator—basic:
Net income attributable to Switch, Inc.—basic	$12,793	$11,641
Numerator—diluted:
Net income attributable to Switch, Inc.—diluted	$12,793	$11,641
Denominator—basic:
Weighted average shares outstanding—basic	147,745	126,641
Net income per share—basic	$0.09	$0.09
Denominator—diluted:
Weighted average shares outstanding—basic	147,745	126,641
Weighted average effect of dilutive securities:
Stock options	4,173	1,471
Restricted stock units	1,268	904
Dividend equivalent units	26	46
Restricted stock awards	52	48
Weighted average shares outstanding—diluted	153,265	129,110
Net income per share—diluted	$0.08	$0.09
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

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Stock options(1)	—	5,762
Restricted stock units(1)	577	12
Performance-vesting restricted stock units(1)	498	277
Shares of Class B and Class C common stock(2)	95,773	113,915
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
11. Segment Reporting
The Company’s chief operating decision maker is its Chief Executive Officer. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. All of the Company’s assets are maintained in the United States, although the Company holds an equity method investment in an entity with foreign operations. The Company derives almost all of its revenue from sales to customers in the United States, based upon the billing address of the customer. Revenue derived from customers outside the United States, based upon the billing address of the customer, was less than 2% of revenue for each of the three months ended March 31, 2022 and 2021.
Switch, Inc. | Q1 2022 Form 10-Q | 16

The Company’s revenue is comprised of the following:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Colocation	$131,932	$107,301
Connectivity	29,957	21,886
Other	2,720	1,679
Total revenue	$164,609	$130,866
12. Subsequent Events
In April and May 2022, Switch, Inc. issued an aggregate of 0.2 million and 1.4 million shares, respectively, of Class A common stock to members in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of shares of Class B common stock. Such retired shares of Class B common stock may not be reissued. The redemptions occurred pursuant to the terms of the Switch operating agreement entered into in connection with the Company’s IPO.
In May 2022, Switch, Inc.’s Board of Directors declared a dividend of $0.0525 per share of Class A common stock, for a total estimated to be $7.9 million, to be paid on June 6, 2022 to holders of record as of May 24, 2022. Prior to the payment of this dividend, Switch, Ltd. will make a cash distribution to all holders of record of Common Units, including Switch, Inc., of $0.0525 per Common Unit, for a total estimated to be $12.8 million.
Switch, Inc. | Q1 2022 Form 10-Q | 17

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related condensed notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (this “Form 10-Q”), and with the audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in Part I, Item 1A—Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021. Unless the context otherwise requires, references to “we,” “us,” “our,” the “Company,” “Switch” and similar references refer to Switch, Inc., and, unless otherwise stated, all of its subsidiaries, including Switch, Ltd., and, unless otherwise stated, all of its subsidiaries.
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
In November 2021, our board of directors approved the pursuit of a real estate investment trust (“REIT”) conversion with a target of electing REIT status for the taxable year beginning January 1, 2023. We will report material developments and plans from time to time as the key steps for our conversion to a REIT are put in place and completed.
Switch, Inc. | Q1 2022 Form 10-Q | 18

Factors that May Influence Future Results of Operations
Impact of COVID-19. The global health crisis caused by the COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, new variants of COVID-19 continue to emerge, including the recent Omicron variant which appears to be the most transmissible variant to date. While we have not incurred significant disruptions thus far from COVID-19, the impact of the COVID-19 pandemic and its variants cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against variants, the response by governmental bodies and regulators, the severity of the disease or any variant, the duration of the outbreak, the future impact to the business of our customers, partners and vendors, and other facts identified in Part I, Item 1A—Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business. We will continue to evaluate the nature and extent of the impact of COVID-19 and its variants on the global economy and to our business, consolidated results of operations, and financial condition.
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
Growth and Expansion Activities. Our future revenue growth will depend on our ability to maintain our existing revenue base while expanding and increasing utilization at our existing and developing Prime Campus locations. Our existing Prime Campus locations currently encompass 16 colocation facilities with an aggregate of up to 5.1 million GSF of space and up to 508 megawatts of power. As of March 31, 2022, the utilization rates at these Prime Campuses, based on currently available cabinets, were approximately 94%, 100%, 99%, 97%, and 77% at The Core Campus, The Citadel Campus, The Pyramid Campus, The Keep Campus, and The Rock Campus, respectively. Each of our existing Primes has room for further expansion. We may be unable to attract customers to our data centers or retain them for a number of reasons, including if we fail to provide competitive pricing terms, provide space that is deemed to be inferior to that of our competitors or are unable to provide services that our existing and potential customers desire.
Cost of Power. We are a large consumer of power, and the cost of energy accounts for a significant portion of our cost of revenue. We require power supply to provide many services we offer, such as powering and cooling our customers’ IT equipment and operating critical data center plant and equipment infrastructure. Pursuant to our service agreements, we provide our customers with a committed level of power supply availability and we have committed to operating our data centers with 100% clean and renewable energy. Most of our customer agreements provide the ability to increase our prices in response to an increase in the cost of energy; however, our gross profit can be adversely affected by increases in our cost of energy if we choose not to pass along the increases to our customers. For instance, historically, we generally have intentionally not passed along the seasonal increase in energy costs during the summer months to the full extent permitted under our contracts in order to avoid seasonal adjustments to our customer pricing, and that practice has, therefore, resulted in a decrease in our gross profit in those periods. Beginning in July 2021, we increased certain customer pricing in response to an increase in the cost of energy. As an unbundled purchaser of energy in Nevada, we are able to purchase power in the open market through long-term power contracts, which we believe reduces variability of energy costs. Additionally, we enter into power swap agreements, which we believe manages our exposure to adverse changes in the price of power. Our existing customers may not renew their contracts with us or may reduce the services purchased from us, or we may be unable to attract new customers, if we experience increased energy costs or limited availability of power resources, including clean and renewable energy. Our brand or reputation could be adversely affected if we are unable to operate our data centers with 100% clean and renewable energy.
Capital Expenditures. Our growth and expansion initiatives require significant capital. The costs of constructing, developing, operating and maintaining data centers, and growing our operations are substantial. While we strive to match the growth of our facilities to the demand for services, we still must spend significant amounts before we receive any revenue. If we are unable to generate sufficient capital to meet our anticipated capital requirements, our growth could slow and operations could be adversely affected. Our maintenance capital expenditures were $1.8 million for the three months ended March 31, 2022.
Switch, Inc. | Q1 2022 Form 10-Q | 19

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

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Recurring revenue	$161,085	$127,977
Capital expenditures	$150,433	$100,424
Adjusted EBITDA	$86,793	$73,442
Adjusted EBITDA margin	52.7%	56.1%
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
The following table sets forth a reconciliation of recurring revenue to total revenue:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Recurring revenue	$161,085	$127,977
Non-recurring revenue	3,524	2,889
Revenue	$164,609	$130,866
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
Our Adjusted EBITDA and Adjusted EBITDA margin are not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to measures prepared in accordance with GAAP. We present Adjusted EBITDA and Adjusted EBITDA margin because we believe certain investors use them as measures of a company’s historical operating performance and its ability to service and incur debt and make capital expenditures. We believe that the inclusion of certain adjustments in presenting Adjusted EBITDA and Adjusted EBITDA margin is
Switch, Inc. | Q1 2022 Form 10-Q | 20

appropriate to provide additional information to investors because Adjusted EBITDA and Adjusted EBITDA margin exclude certain items that we believe are not indicative of our core operating performance and that are not excluded in the calculation of EBITDA. Adjusted EBITDA is also similar to the measures used under the debt covenants included in our credit facilities, except that the definition used in our credit facilities does not exclude certain cash gains or costs for REIT and related restructuring/strategic initiatives. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making.
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
The following table sets forth a reconciliation of our net income to Adjusted EBITDA:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income	$23,934	$24,394
Interest expense	13,197	8,757
Interest income(1)	(37)	(39)
Income tax expense	4,240	2,654
Depreciation and amortization of property and equipment	47,833	38,791
Amortization of customer relationships	1,562	—
Loss (gain) on disposal of property and equipment	193	(193)
Equity-based compensation	6,681	7,297
Gain on swaps	(13,649)	(3,205)
REIT and related restructuring/strategic initiatives(2)	2,839	—
Equity in net losses of investments	—	220
Acquisition-related costs(2)	—	140
Gain on sale of equity method investment	—	(5,374)
Adjusted EBITDA	$86,793	$73,442
________________________________________
(1)Interest income is included in the “Other” line of other income (expense) in our consolidated statements of comprehensive income.
(2)REIT and related restructuring/strategic initiatives and acquisition-related costs are included in the “Selling, general and administrative expense” line in our consolidated statements of comprehensive income.
Components of Results of Operations
Revenue
During each of the three months ended March 31, 2022 and 2021, we derived more than 97% of our revenue from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing and leasing of cabinet space and power and (2) connectivity services, which include cross-connects, broadband services and external connectivity. The remainder of our revenue is from non-recurring revenue, which primarily includes installation services related to a customer’s initial deployment. The majority of our revenue contracts are classified as licenses, with the exception of certain contracts that contain lease components. Based on the current growth stage of our business, we expect increases in revenue to be driven primarily by increases in volume, rather than changes in the prices we charge to our customers.
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
Switch, Inc. | Q1 2022 Form 10-Q | 21

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
Gain on Swaps
Gain on swaps consists of changes in the fair value of interest rate swaps used to mitigate our exposure to interest rate risk and power swaps used to mitigate our exposure to adverse changes in the price of power, inclusive of periodic net settlement amounts.
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
Switch, Inc. | Q1 2022 Form 10-Q | 22

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
Results of Operations
The following table sets forth our results of operations:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Consolidated Statements of Income Data:
Revenue	$164,609	$130,866
Cost of revenue	94,491	71,693
Gross profit	70,118	59,173
Selling, general and administrative expense	42,871	34,998
Income from operations	27,247	24,175
Other income (expense):
Interest expense, including amortization of debt issuance costs and original issue discount	(13,197)	(8,757)
Gain on swaps	13,649	3,205
Equity in net losses of investments	—	(220)
Gain on sale of equity method investment	—	5,374
Other	475	3,271
Total other income	927	2,873
Income before income taxes	28,174	27,048
Income tax expense	(4,240)	(2,654)
Net income	23,934	24,394
Less: net income attributable to noncontrolling interest	11,141	12,753
Net income attributable to Switch, Inc.	$12,793	$11,641

Switch, Inc. | Q1 2022 Form 10-Q | 23

The following table sets forth the consolidated statements of income data presented as a percentage of revenue. Amounts may not sum due to rounding.

	Three Months Ended March 31,
	2022	2021
Consolidated Statements of Income Data:
Revenue	100%	100%
Cost of revenue	57	55
Gross profit	43	45
Selling, general and administrative expense	26	27
Income from operations	17	18
Other income (expense):
Interest expense, including amortization of debt issuance costs and original issue discount	(8)	(7)
Gain on swaps	8	2
Equity in net losses of investments	—	—
Gain on sale of equity method investment	—	4
Other	—	2
Total other income	1	2
Income before income taxes	17	21
Income tax expense	(3)	(2)
Net income	15	19
Less: net income attributable to noncontrolling interest	7	10
Net income attributable to Switch, Inc.	8%	9%
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,			Change
	2022		2021	Amount	%
	(dollars in thousands)
Colocation	$131,932		$107,301	$24,631	23%
Connectivity	29,957		21,886	8,071	37%
Other	2,720		1,679	1,041	62%
Revenue	$164,609	0	$130,866	$33,743	26%
Revenue increased by $33.7 million, or 26%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was attributable to $12.3 million contributed by Data Foundry, with 20% of the remaining increase attributable to revenue from new customers initiating service after March 31, 2021, and 80% attributable to increased revenue from existing customers.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$94,491	$71,693	$22,798	32%
Gross margin	42.6%	45.2%
Cost of revenue increased by $22.8 million, or 32%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily attributable to $8.2 million incurred by Data Foundry, with the remaining increase attributable to increases of $6.8 million in facilities costs due to increased utility rates, $4.9 million in depreciation and amortization expense due to additional property and equipment being placed into service, and $2.6 million in connectivity costs associated with our expansion activities. Accordingly,
Switch, Inc. | Q1 2022 Form 10-Q | 24

gross margin decreased by 260 basis points for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.
Selling, General and Administrative Expense

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Selling, general and administrative expense	$42,871	$34,998	$7,873	22%
Selling, general and administrative expense increased by $7.9 million, or 22%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase was primarily attributable to increases of $3.2 million in professional fees, $1.6 million in amortization of acquired customer relationships, and $1.3 million in real estate and personal property taxes.
Other Income (Expense)

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(13,197)	$(8,757)	$(4,440)	51%
Gain on swaps	13,649	3,205	10,444	326%
Equity in net losses of investments	—	(220)	220	(100)%
Gain on sale of equity method investment	—	5,374	(5,374)	(100)%
Other	475	3,271	(2,796)	(85)%
Total other income	$927	$2,873	$(1,946)	(68)%
Interest Expense
Interest expense increased by $4.4 million, or 51%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily due to an increase in our weighted average debt outstanding from our senior unsecured notes and borrowings on our revolving credit facility.
Gain on Swaps
During the three months ended March 31, 2022, we incurred a gain on swaps of $13.6 million, compared to a gain on swaps of $3.2 million for the three months ended March 31, 2021. The change was primarily driven by an $11.7 million gain on interest rate swaps due to the fluctuation in market interest rates and a $2.0 million gain on power swaps entered into during the three months ended March 31, 2022.
Other
Other decreased by $2.8 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, due to non-recurring license fee income of $2.8 million recorded pursuant to a technology license agreement during the three months ended March 31, 2021.
Income Tax Expense

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Income tax expense	$(4,240)	$(2,654)	$(1,586)	60%
During the three months ended March 31, 2022, we incurred income tax expense of $4.2 million, compared to $2.7 million during the three months ended March 31, 2021. Income tax expense is driven by our allocable share of Switch, Ltd.’s income before income taxes.
Switch, Inc. | Q1 2022 Form 10-Q | 25

Net Income Attributable to Noncontrolling Interest

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Net income attributable to noncontrolling interest	$11,141	$12,753	$(1,612)	(13)%
Net income attributable to noncontrolling interest was $11.1 million for the three months ended March 31, 2022, compared to $12.8 million for the three months ended March 31, 2021. The change was the result of a decrease in ownership by noncontrolling interest holders during the three months ended March 31, 2022.
Liquidity and Capital Resources
Switch, Inc. is a holding company and has no material assets other than its ownership of common membership interests in Switch, Ltd. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of Switch, Ltd. and its subsidiaries and any distributions we receive from Switch, Ltd. The terms of the amended and restated credit agreement and the indentures governing our senior unsecured notes limit the ability of Switch, Ltd., among other things, to incur additional debt, incur additional liens, encumbrances or contingent liabilities, and pay distributions or make certain other restricted payments.
Cash Sources
We have historically relied primarily on cash flows from operations, borrowings under our credit facilities, and issuances of notes. We regularly explore financing alternatives, including new credit agreements, unsecured and secured note issuances, and equity financing.
As of March 31, 2022, we had $27.5 million in cash and cash equivalents and our total indebtedness was approximately $1.79 billion (excluding debt issuance costs and original issue discount) consisting of (i) $1.10 billion principal from our senior unsecured notes, (ii) $628.0 million principal from our credit facilities, $228.0 million of which is accruing interest at an underlying variable interest rate of 2.21% and $400.0 million of which is effectively fixed at 4.48% pursuant to interest rate swap agreements, and (iii) $57.4 million from our finance lease liabilities. As of March 31, 2022, we had access to $263.1 million in additional liquidity from our revolving credit facility, net of outstanding letters of credit.
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
Switch, Inc. | Q1 2022 Form 10-Q | 26

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
We were in compliance with all applicable covenants as of March 31, 2022.
Cash Uses
For the year ending December 31, 2022, we expect to incur $510 million to $560 million in capital expenditures for development and construction projects related to our expansion (excluding acquisitions of land); however, the exact amount will depend on a number of factors. We believe we have sufficient cash and access to liquidity, coupled with anticipated cash generated from operating activities, to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including completion of our development projects. We also believe that our financial resources will allow us to manage the anticipated impact of COVID-19 and its variants on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. The challenges posed by COVID-19 and its variants on our business are expected to evolve. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19 and its variants.
In addition, we are obligated to make payments under the Tax Receivable Agreement (“TRA”). As of March 31, 2022, we recorded a liability under the TRA of $412.5 million. Although the actual timing and amount of any payments we make under the TRA will vary, we expect those payments may be significant. Any payments we make under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us or to Switch, Ltd. and, to the extent we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us.
In March 2022, we entered into a power purchase and sale agreement to purchase an aggregate firm commitment of 474,650 megawatt-hours, or a purchase commitment of $25.7 million, inclusive of scheduling services, during a term of 19 months starting on May 1, 2022. Additional franchise tax amounts may be due based on the data center location where the purchased power is used.
Outside of the aforementioned, and any routine transactions made in the ordinary course of business, there have been no significant changes to our material cash requirements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Cash Flows
The following table summarizes our cash flows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$56,512	$64,497
Net cash used in investing activities	(150,597)	(99,224)
Net cash provided by (used in) financing activities	73,253	(17,110)
Net decrease in cash, cash equivalents, and restricted cash	$(20,832)	$(51,837)

Switch, Inc. | Q1 2022 Form 10-Q | 27

Cash Flows from Operating Activities
Cash from operating activities is primarily generated from operating income from our colocation and connectivity services.
Net cash provided by operating activities for the three months ended March 31, 2022 was $56.5 million, compared to $64.5 million for the three months ended March 31, 2021. The decrease of $8.0 million was primarily due to changes in our working capital accounts, partially offset by increased operations in our data center facilities.
Cash Flows from Investing Activities
During the three months ended March 31, 2022, net cash used in investing activities was $150.6 million, primarily consisting of capital expenditures of $150.4 million related to the expansion of our data center facilities.
During the three months ended March 31, 2021, net cash used in investing activities was $99.2 million, primarily consisting of capital expenditures of $100.4 million related to the expansion of our data center facilities.
Cash Flows from Financing Activities
During the three months ended March 31, 2022, net cash provided by financing activities was $73.3 million, primarily consisting of $100.0 million in proceeds from borrowings under our credit facilities, partially offset by $12.1 million for the payment of tax withholdings upon settlement of restricted stock unit awards, $7.8 million in dividends paid, and $5.0 million in distributions paid to noncontrolling interest.
During the three months ended March 31, 2021, net cash used in financing activities was $17.1 million, primarily consisting of dividends paid of $6.4 million, distributions paid to noncontrolling interest of $5.8 million, and payments of tax withholdings upon settlement of restricted stock unit awards of $5.8 million.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP. The preparation of these consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these judgments and estimates under different assumptions or conditions and any such differences may be material. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances. There have been no significant changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Switch, Inc. | Q1 2022 Form 10-Q | 28

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
We qualify all of our forward-looking statements by these cautionary statements. The forward-looking statements in this Form 10-Q are only predictions. We have based these forward-looking statements largely on our current
Switch, Inc. | Q1 2022 Form 10-Q | 29

expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. Such risks and uncertainties include, among others, those risks discussed in Part I, Item 1A—Risk Factors and throughout Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of our Annual Report on Form 10-K for the year ended December 31, 2021, and in Part II, Item 1A—Risk Factors and elsewhere of this Form 10-Q. In addition, you should consult other disclosures made by us (such as in our other filings with the SEC or in company press releases) for other factors that may cause actual results to differ materially from those projected by us. You should read this Form 10-Q, and the documents that we reference in this Form 10-Q and have filed with the SEC, and our Annual Report on Form 10-K for the year ended December 31, 2021, with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.
Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.
Item 3.Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to financial market risks, primarily in interest rates related to our debt obligations.
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. As of March 31, 2022, our only borrowings subject to variable interest rates are under our credit agreement and bear interest at a margin above LIBOR or base rate (each as defined in the amended and restated credit agreement) as selected by us. In 2019, we entered into four interest rate swap agreements; whereby, we pay a weighted average fixed interest rate (excluding the applicable interest margin) of 2.48% on notional amounts corresponding to borrowings of $400.0 million in exchange for receipts on the same notional amount at a variable interest rate based on the applicable LIBOR at the time of payment. The interest rate swap agreements mature in June 2024. As of March 31, 2022, we had $228.0 million outstanding under our credit facilities with an underlying variable interest rate of 2.21% for which a hypothetical increase or decrease of 100 basis points in LIBOR would cause our annual interest cost to change by $2.3 million.
Switch, Inc. | Q1 2022 Form 10-Q | 30

Item 4.Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2022, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, or the “Exchange Act”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Switch, Inc. | Q1 2022 Form 10-Q | 31

Part II.Other Information.
Item 1.Legal Proceedings.
The information set forth in Note 6 “Commitments and Contingencies—Legal Proceedings” to our consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated by reference herein.
Item 1A.Risk Factors.
There have been no material changes with respect to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
In March 2022, we issued 46,694 shares of our Class A common stock to the former spouse of our Chief Executive Officer. The shares were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), on the basis that it did not involve a public offering. These shares of Class A common stock are restricted securities for purposes of Rule 144 under the Securities Act and are subject to certain requirements restricting the resale of such shares, including certain holding period requirements.
Item 6.Exhibits.

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date
3.1		Amended and Restated Articles of Incorporation of Switch, Inc.	8-K	3.1	10/11/2017
3.2		Amended and Restated Bylaws of Switch, Inc.	10-K	3.2	3/1/2021
10.1	*	Fourth Amendment to Lease, dated March 22, 2022, by and between Switch, Ltd. and Beltway Business Park Office No. 1, LLC.
31.1	*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statements
104	*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________________________________________
*    Filed herewith.
#    Furnished herewith.
Switch, Inc. | Q1 2022 Form 10-Q | 32

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Switch, Inc. (Registrant)

Date:	May 10, 2022	/s/ Gabe Nacht
Gabe Nacht Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)