Form 10-Q
period 2022-06-30
Switch, Inc.
filed 2022-08-09
CIK 1710583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 1, 2022, the registrant had 156,794,670 shares of Class A common stock, 88,104,048 shares of Class B common stock, and no shares of Class C common stock outstanding.

Switch, Inc.

Part I.Financial Information.
Item 1.Financial Statements (Unaudited).

Switch, Inc. | Q2 2022 Form 10-Q | 1

Switch, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,226	$48,325
Restricted cash	—	1,890
Accounts receivable, net of allowance for credit losses of $395 and $361, respectively	20,597	18,368
Prepaid expenses	8,470	10,265
Other current assets, net of allowance for credit losses of $3	6,539	4,624
Total current assets	66,832	83,472
Property and equipment, net	2,386,870	2,237,059
Long-term deposit	38,741	13,504
Deferred income taxes	328,389	295,699
Intangible assets, net	123,342	125,758
Goodwill	106,350	106,350
Other assets, net of allowance for credit losses of $94 and $91, respectively	59,583	56,776
TOTAL ASSETS	$3,110,107	$2,918,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt, current portion	$4,000	$4,000
Accounts payable	35,691	55,262
Accrued salaries and benefits	10,075	6,786
Accrued interest	8,646	8,577
Accrued expenses and other	18,878	18,285
Accrued construction payables	28,946	31,093
Deferred revenue, current portion	21,395	16,905
Customer deposits	16,998	16,335
Swap liability, current portion	1,796	8,062
Operating lease liability, current portion	3,138	3,281
Liabilities under tax receivable agreement, current portion	75,108	—
Total current liabilities	224,671	168,586
Long-term debt, net	1,780,904	1,611,962
Operating lease liability	31,276	32,157
Finance lease liability	57,316	57,376
Deferred revenue	23,854	25,921
Liabilities under tax receivable agreement	—	395,615
Other long-term liabilities	935	8,360
TOTAL LIABILITIES	2,118,956	2,299,977
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value per share, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value per share, 750,000 shares authorized, 150,767 and 145,187 shares issued and outstanding, respectively	151	145
Class B common stock, $0.001 par value per share, 300,000 shares authorized, 94,131 and 98,331 shares issued and outstanding, respectively	94	98
Class C common stock, $0.001 par value per share, 75,000 shares authorized, none issued and outstanding	—	—
Additional paid in capital	392,972	352,984
Retained earnings (accumulated deficit)	350,567	(23,022)
Accumulated other comprehensive loss	(568)	(568)
Total Switch, Inc. stockholders’ equity	743,216	329,637
Noncontrolling interest	247,935	289,004
TOTAL STOCKHOLDERS’ EQUITY	991,151	618,641
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,110,107	$2,918,618

The accompanying condensed notes are an integral part of these consolidated financial statements.
Switch, Inc. | Q2 2022 Form 10-Q | 2

Switch, Inc.
Consolidated Statements of Comprehensive Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$168,185	$141,690	$332,794	$272,556
Cost of revenue	101,352	76,994	195,843	148,687
Gross profit	66,833	64,696	136,951	123,869
Selling, general and administrative expense	45,647	39,875	88,518	74,873
Income from operations	21,186	24,821	48,433	48,996
Other income (expense):
Interest expense, including $662, $620, $1,324, and $1,203, respectively, in amortization of debt issuance costs and original issue discount	(14,186)	(10,198)	(27,383)	(18,955)
Gain (loss) on swaps	2,353	(2,970)	16,002	235
Equity in net losses of investments	—	(379)	—	(599)
Gain on sale of equity method investment	—	—	—	5,374
Gain on termination of tax receivable agreement	372,784	—	372,784	—
Other	406	321	881	3,592
Total other income (expense)	361,357	(13,226)	362,284	(10,353)
Income before income taxes	382,543	11,595	410,717	38,643
Income tax expense	(1,803)	(1,911)	(6,043)	(4,565)
Net income	380,740	9,684	404,674	34,078
Less: net income attributable to noncontrolling interest	3,905	5,323	15,046	18,076
Net income attributable to Switch, Inc.	$376,835	$4,361	$389,628	$16,002

Net income per share (Note 9):
Basic	$2.51	$0.03	$2.62	$0.12
Diluted	$1.51	$0.03	$1.60	$0.12

Weighted average shares used in computing net income per share (Note 9):
Basic	150,036	130,163	148,861	128,412
Diluted	251,089	245,527	250,422	131,660

Other comprehensive loss:
Foreign currency translation adjustment, net of reclassification adjustment and tax of $0	—	—	—	(474)
Comprehensive income	380,740	9,684	404,674	33,604
Less: comprehensive income attributable to noncontrolling interest	3,905	5,323	15,046	17,663
Comprehensive income attributable to Switch, Inc.	$376,835	$4,361	$389,628	$15,941

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q2 2022 Form 10-Q | 3

Switch, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balances—December 31, 2021	145,187	$145	98,331	$98	$352,984	$(23,022)	$(568)	$289,004	$618,641
Net income	—	—	—	—	—	12,793	—	11,141	23,934
Equity-based compensation expense	—	—	—	—	6,681	—	—	—	6,681
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	957	1	—	—	(11,209)	—	—	(341)	(11,549)
Issuance of Class A common stock upon exercise of stock options	144	1	—	—	2,611	—	—	(167)	2,445
Dividends declared ($0.0525 per share)	—	—	—	—	—	(7,959)	—	—	(7,959)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,931)	(4,931)
Exchanges of noncontrolling interest for Class A common stock	2,558	2	(2,558)	(2)	7,766	—	—	(7,766)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	(16,841)	—	—	—	(16,841)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	15,294	—	—	—	15,294
Balances—March 31, 2022	148,846	149	95,773	96	357,286	(18,188)	(568)	286,940	625,715
Net income	—	—	—	—	—	376,835	—	3,905	380,740
Equity-based compensation expense	—	—	—	—	6,980	—	—	—	6,980
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	36	—	—	—	(2,533)	—	—	1,940	(593)
Issuance of Class A common stock upon exercise of stock options	195	—	—	—	3,555	—	—	(227)	3,328
Issuance of restricted stock awards	48	—	—	—	—	—	—	—	—
Dividends declared (0.0525 per share)	—	—	—	—	—	(8,080)	—	—	(8,080)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,942)	(4,942)
Exchanges of noncontrolling interest for Class A common stock	1,642	2	(1,642)	(2)	4,245	—	—	(4,245)	—
Termination of tax receivable agreement	—	—	—	—	—	—	—	(35,436)	(35,436)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	23,439	—	—	—	23,439
Balances—June 30, 2022	150,767	$151	94,131	$94	$392,972	$350,567	$(568)	$247,935	$991,151

Switch, Inc. | Q2 2022 Form 10-Q | 4

Switch, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands)
(unaudited)

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balances—December 31, 2020	119,009	$119	121,640	$122	$266,129	$9	$79	$344,509	$610,967
Net income	—	—	—	—	—	11,641	—	12,753	24,394
Equity-based compensation expense	—	—	—	—	6,359	—	—	938	7,297
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	812	1	—	—	(5,622)	—	—	147	(5,474)
Dividends declared ($0.05 per share)	—	—	—	—	—	(6,562)	—	—	(6,562)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,696)	(5,696)
Exchanges of noncontrolling interest for Class A common stock	7,725	8	(7,725)	(8)	22,364	—	—	(22,364)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	(32,477)	—	—	—	(32,477)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	26,752	—	—	—	26,752
Foreign currency translation adjustment	—	—	—	—	—	—	(61)	(413)	(474)
Balances—March 31, 2021	127,546	128	113,915	114	283,505	5,088	18	329,874	618,727
Net income	—	—	—	—	—	4,361	—	5,323	9,684
Equity-based compensation expense	—	—	—	—	6,906	—	—	622	7,528
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	21	—	—	—	(777)	—	—	624	(153)
Issuance of Class A common stock upon exercise of stock options	181	—	—	—	1,232	—	—	1,838	3,070
Issuance of restricted stock awards	65	—	—	—	—	—	—	—	—
Dividends declared ($0.05 per share)	—	—	—	—	—	(6,716)	—	—	(6,716)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,532)	(5,532)
Exchanges of noncontrolling interest for Class A common stock	3,277	3	(3,277)	(3)	9,201	—	—	(9,201)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	(14,973)	—	—	—	(14,973)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	10,691	—	—	—	10,691
Balances—June 30, 2021	131,090	$131	110,638	$111	$295,785	$2,733	$18	$323,548	$622,326

The accompanying condensed notes are an integral part of these consolidated financial statements.
Switch, Inc. | Q2 2022 Form 10-Q | 5

Switch, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$404,674	$34,078
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	97,342	80,076
Amortization of customer relationships	3,125	417
Loss on disposal of property and equipment	238	179
Deferred income taxes	6,043	4,565
Amortization of debt issuance costs and original issue discount	1,324	1,203
Credit loss expense (benefit)	210	(19)
Unrealized gain on swaps	(20,085)	(4,999)
Equity in net losses on investments	—	599
Gain on termination of tax receivable agreement	(372,784)	—
Gain on sale of equity method investment	—	(5,374)
Equity-based compensation	13,661	14,825
Amortization of portfolio energy credits	819	—
Cost of revenue for sales-type leases	—	150
Changes in operating assets and liabilities:
Accounts receivable	(2,994)	(6,466)
Prepaid expenses	1,795	2,814
Other current assets	(308)	(332)
Other assets	2,772	(1,197)
Accounts payable	(3,086)	4,434
Accrued salaries and benefits	3,289	4,078
Accrued interest	69	1,529
Accrued expenses and other	4,271	1,242
Deferred revenue	2,423	1,421
Customer deposits	663	949
Operating lease liabilities	(1,112)	(2,104)
Other long-term liabilities	(365)	(246)
Net cash provided by operating activities	141,984	131,822
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business, net of cash acquired	(3,678)	(409,094)
Acquisition of property and equipment	(285,947)	(195,786)
Purchase of portfolio energy credits	(1,382)	(1,756)
Purchase of equity method investment	—	(2,200)
Proceeds from sale of equity method investment	—	4,900
Proceeds from sale of property and equipment	378	2,033
Net cash used in investing activities	(290,629)	(601,903)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings, net of original issue discount	170,000	520,000
Payment of debt issuance costs	—	(4,158)
Repayment of borrowings, including finance lease liabilities	(2,063)	(20,075)
Change in long-term deposit	(5,649)	(385)
Payment of tax withholdings upon settlement of restricted stock unit awards	(12,713)	(5,942)
Proceeds from exercise of stock options	5,773	3,070
Dividends paid to Class A common stockholders	(15,722)	(12,923)
Distributions paid to noncontrolling interest	(9,970)	(11,441)
Net cash provided by financing activities	129,656	468,146
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(18,989)	(1,935)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	50,215	90,719
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$31,226	$88,784

Switch, Inc. | Q2 2022 Form 10-Q | 6

Switch, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$26,310	$16,419
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
(Decrease) increase in liabilities incurred to acquire property and equipment	$(18,778)	$24,897
(Decrease) increase in accrued construction payables incurred related to long-term deposit	$(1,452)	$2,560
Increase in liabilities incurred related to deferred debt issuance costs	$—	$544
Increase in liabilities related to remaining purchase price for the acquisition of a business	$—	$6,507
Decrease in noncontrolling interest as a result of exchanges for Class A common stock	$(12,011)	$(31,565)
Recognition of liabilities under tax receivable agreement	$52,277	$47,450
Increase in deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	$38,733	$37,443
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,167	$7,839
Decrease in distributions payable on unvested common units	$(97)	$(213)
Increase in dividends payable on unvested restricted stock units	$317	$355
Dividends payable settled with shares of Class A common stock	$571	$315
Increase in liabilities related to purchase of portfolio energy credits	$146	$—
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$31,226	$84,816
Restricted cash	—	3,968
Total cash, cash equivalents, and restricted cash	$31,226	$88,784

The accompanying condensed notes are an integral part of these consolidated financial statements.
Switch, Inc. | Q2 2022 Form 10-Q | 7

Switch, Inc.
Condensed Notes to Consolidated Financial Statements
(unaudited)

Switch, Inc. | Q2 2022 Form 10-Q | 8

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
On May 11, 2022, the Company entered into a definitive merger agreement with an affiliate of DigitalBridge Group, Inc. and IFM Investors pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) entered into by Switch, Inc., Switch, Ltd., Sunshine Bidco Inc., a Delaware corporation (“Parent”), Sunshine Merger Sub, Ltd., a Nevada limited liability company and a direct wholly owned subsidiary of Switch, Inc. (“Company Merger Sub”), and Sunshine Parent Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of Parent (“Parent Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Parent Merger Sub will merge with and into Switch, Inc. with Switch, Inc. remaining as the surviving entity (the “Merger”), and immediately following the Merger, Company Merger Sub will merge with and into Switch Ltd. (the “LLC Merger” and, together with the Merger, the “Mergers”).
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, the issued and outstanding shares of the Company’s Class A common stock will be acquired for $34.25 per share in an all-cash transaction, and any issued and outstanding shares of the Company’s Class B common stock shall be cancelled and converted into the right to receive cash consideration of $34.25 per share.
The Mergers and the other transactions contemplated by the Merger Agreement (collectively, the “DigitalBridge/IFM Transaction”) are subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals and the satisfaction or waiver of the other conditions to the Mergers described in the Merger Agreement. The Mergers are expected to close during the fourth quarter of 2022. Upon completion of the DigitalBridge/IFM Transaction, the Company will no longer be traded or listed on any public securities exchange.
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
On June 7, 2021, Switch, Ltd. acquired all of the equity interests of Data Foundry and certain real property interests used in connection with Data Foundry’s operations for total cash consideration of $420.0 million, which includes $4.6 million of acquired cash, cash equivalents, and restricted cash. The Company has included the results of operations for Data Foundry in the consolidated financial statements from the date of acquisition.
Management believes that the accompanying consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of these consolidated financial statements. The consolidated results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period.
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
Switch, Inc. | Q2 2022 Form 10-Q | 9

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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including, but not limited to, those related to the allowance for credit losses, useful lives of property and equipment, impairment of intangible assets, deferred income taxes, equity-based compensation, deferred revenue, incremental borrowing rate, fair value of performance obligations, fair value of assets acquired and liabilities assumed in business combinations, and probability assessments of exercising renewal options on leases. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable. Actual results could differ from these estimates.
Significant Accounting Policies
A description of the Company’s significant accounting policies is included in the audited financial statements within its Annual Report on Form 10-K for the year ended December 31, 2021. No other changes to significant accounting policies have occurred since December 31, 2021, with the exception of those detailed below.
Concentration of Credit and Other Risks
Although the Company operates primarily in Nevada, realization of its receivables and its future operations and cash flows could be affected by adverse economic conditions, both regionally and elsewhere in the United States. The Company’s largest customer and its affiliates comprised 13% of the Company’s revenue during each of the three and six months ended June 30, 2022 and 15% of the Company’s revenue during each of the three and six months ended June 30, 2021. Three customers accounted for 10% or more of total receivables, including net investments in sales-type leases, as of June 30, 2022. One customer accounted for 10% or more of total receivables, including net investments in sales-type leases, as of December 31, 2021.
Revenue Recognition
Contract Balances
The opening and closing balances of the Company’s contract assets, net of allowance for credit losses, and deferred revenue are as follows:

	Contract Assets, Current Portion(1)	Contract Assets(2)	Deferred Revenue, Current Portion(3)	Deferred Revenue(4)
	(in thousands)
December 31, 2021	$190	$4,262	$16,905	$25,921
June 30, 2022	190	4,325	21,395	23,854
Change	$—	$63	$4,490	$(2,067)
________________________________________
(1)Amounts are included within other current assets on the Company’s consolidated balance sheets.
(2)Amounts are included within other assets on the Company’s consolidated balance sheets.
(3)Amounts include $1.5 million and $1.4 million of deferred revenue related to leases as of June 30, 2022 and December 31, 2021, respectively.
(4)Amounts include $1.9 million and $2.8 million of deferred revenue related to leases as of June 30, 2022 and December 31, 2021, respectively.
The differences between the opening and closing balances of the Company’s deferred revenue primarily result from timing differences between the Company’s satisfaction of performance obligations and the associated customer payments. Revenue recognized from the balance of deferred revenue as of December 31, 2021 was $2.2 million and $4.4 million during the three and six months ended June 30, 2022, respectively. For the three and six months
Switch, Inc. | Q2 2022 Form 10-Q | 10

ended June 30, 2022, no impairment losses related to contract assets were recognized on the consolidated statement of comprehensive income.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized in future periods. These amounts totaled $879.5 million as of June 30, 2022, 47%, 41%, and 9% of which is expected to be recognized over the next year, one to three years, and three to five years, respectively, with the remainder recognized thereafter. The remaining performance obligations do not include estimates of variable consideration related to unsatisfied performance obligations, such as the usage of metered power, or any contracts that could be terminated without significant penalties.
Fair Value Measurements
Information about the Company’s financial assets and liabilities measured at fair value on a recurring basis is presented below:

		June 30, 2022
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Assets:
Cash equivalents	Cash and cash equivalents	$1,015	$1,015	$—	$—
Power swaps	Other assets	$2,671	$—	$2,671	$—
Interest rate swaps	Other current assets	$2,316	$—	$2,316	$—
Interest rate swaps	Other assets	$2,127	$—	$2,127	$—
Liabilities:
Power swaps	Swap liability, current portion	$1,796	$—	$1,796	$—

		December 31, 2021
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Assets:
Cash equivalents	Cash and cash equivalents	$17,959	$17,959	$—	$—
Liabilities:
Interest rate swaps	Swap liability, current portion	$8,062	$—	$8,062	$—
Interest rate swaps	Other long-term liabilities	$6,706	$—	$6,706	$—
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
Switch, Inc. | Q2 2022 Form 10-Q | 11

from derivatives not designated as hedging instruments are classified in accordance with the nature of the derivative instrument and how it is used in the context of the Company’s business.
The Company enters into interest rate swap agreements to manage its interest rate risk associated with variable-rate borrowings. In January and February 2019, Switch, Ltd. entered into four interest rate swap agreements; whereby, Switch, Ltd. will pay a weighted average fixed interest rate (excluding the applicable interest margin) of 2.48% on notional amounts corresponding to borrowings of $400.0 million in exchange for receipts on the same notional amount at a variable interest rate based on the applicable LIBOR at the time of payment. The interest rate swap agreements mature in June 2024 and are not designated as hedging instruments. Resulting gains and losses from these derivatives, inclusive of periodic net settlement amounts, were recorded in gain (loss) on swaps on the consolidated statements of comprehensive income. The Company recorded gains on interest rate swaps of $3.5 million and $15.1 million for the three and six months ended June 30, 2022, respectively. The Company recorded a loss on interest rate swaps of $0.8 million for the three months ended June 30, 2021 and a gain on interest rate swaps of $2.4 million for the six months ended June 30, 2021.
The Company enters into power swap agreements to manage its exposure to adverse changes in the price of power. In March and April 2022, Switch, Ltd. entered into four power swap agreements comprising power paid at fixed prices in exchange for receipts on power sales based on the variable prices at the time of settlement. The power swap agreements mature in September 2022 and September 2024 and are not designated as hedging instruments. Resulting gains and losses from these derivatives, inclusive of periodic net settlement amounts, were recorded in gain (loss) on swaps on the consolidated statements of comprehensive income. The Company recorded a loss on power swaps of $1.1 million for the three months ended June 30, 2022 and a gain on power swaps of $0.9 million for the six months ended June 30, 2022. The Company recorded a loss on power swaps of $2.2 million for the three and six months ended June 30, 2021 as a result of power swap agreements entered into in June 2021, which matured in August 2021.
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
3. Property and Equipment, Net
Property and equipment, net consists of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
Land and land improvements	$340,863	$322,808
Buildings, building improvements, and leasehold improvements	750,797	695,378
Substation equipment	19,780	19,780
Data center equipment	1,655,274	1,559,241
Vehicles	2,146	2,045
Core network equipment	47,068	43,086
Fiber facilities	15,575	14,647
Computer equipment, furniture and fixtures	55,743	53,194
Finance lease right-of-use assets	75,933	75,933
Construction in progress	389,279	319,623
Property and equipment, gross	3,352,458	3,105,735
Less: accumulated depreciation and amortization	(965,588)	(868,676)
Property and equipment, net	$2,386,870	$2,237,059
Accumulated amortization for finance lease right-of-use assets totaled $17.8 million and $16.7 million as of June 30, 2022 and December 31, 2021, respectively.
During the six months ended June 30, 2022 and 2021, capitalized interest was $5.7 million and $2.8 million, respectively.
Switch, Inc. | Q2 2022 Form 10-Q | 12

Total depreciation and amortization of property and equipment recognized on the consolidated statements of comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$48,181	$40,226	$94,619	$77,955
Selling, general and administrative expense	1,328	1,059	2,723	2,121
Total depreciation and amortization of property and equipment	$49,509	$41,285	$97,342	$80,076
4. Long-Term Debt
Long-term debt consists of the following:

	June 30,	December 31,
	2022	2021
	(in thousands)
3.75% senior unsecured notes, due September 2028	$600,000	$600,000
4.125% senior unsecured notes, due June 2029	500,000	500,000
Term loan facility, interest paid at the defined LIBOR rate plus applicable interest margin (3.62% and 2.10% at June 30, 2022 and December 31, 2021, respectively), due July 2028	397,000	399,000
Revolving credit facility, interest paid at the defined LIBOR rate plus applicable interest margin (3.39% and 1.85% at June 30, 2022 and December 31, 2021, respectively), due July 2026	300,000	130,000
Long-term debt, gross	1,797,000	1,629,000
Less: unamortized debt issuance costs and original issue discount	(12,096)	(13,038)
	1,784,904	1,615,962
Less: long-term debt, current	(4,000)	(4,000)
Long-term debt, net	$1,780,904	$1,611,962
As of June 30, 2022, the Company had $193.1 million of available borrowing capacity under its revolving credit facility, net of outstanding letters of credit.
The estimated fair value of the Company’s long-term debt as of June 30, 2022 and December 31, 2021 was approximately $1.78 billion and $1.65 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount, of $1.80 billion and $1.63 billion, respectively. The estimated fair value of the Company’s long-term debt was based on Level 2 inputs using quoted market prices on or about June 30, 2022 and December 31, 2021, respectively.
5. Commitments and Contingencies
Purchase Commitments
In March 2022, Switch, Ltd. entered into a power purchase and sale agreement to purchase an aggregate firm commitment of 474,650 megawatt-hours, or a purchase commitment of $25.7 million, inclusive of scheduling services, during a term of 19 months, which started on May 1, 2022. Additional franchise tax amounts may be due based on the data center location where the purchased power is used. Future power purchase commitments for the remainder of 2022 and 2023 are $6.5 million and $17.4 million, respectively, with no additional commitments upon termination of the agreement thereafter.
In May 2022, in connection with the execution of the Merger Agreement, Switch, Ltd. entered into a purchase and sale agreement with entities in which a member of the Company’s Board of Directors has beneficial ownership interests for the acquisition of land and a data center building currently being leased from these entities for a total purchase price of $300.0 million, of which $21.0 million was paid as a nonrefundable deposit and recorded in long-term deposit on the consolidated balance sheet as of June 30, 2022. Pursuant to the purchase and sale agreement, the closing on the acquisition of the purchased property will be conditioned upon, among other things, the consummation of the Mergers.

Switch, Inc. | Q2 2022 Form 10-Q | 13

Operating Leases
During the three months ended June 30, 2022 and 2021, lease costs related to operating leases were $1.9 million and $1.7 million, respectively. During the six months ended June 30, 2022 and 2021, lease costs related to operating leases were $3.8 million and $3.4 million, respectively. Related party lease costs included in these amounts were $1.1 million and $1.2 million for the three months ended June 30, 2022 and 2021, respectively, and $2.3 million and $2.4 million for the six months ended June 30, 2022 and 2021, respectively.
Legal Proceedings
Seven lawsuits have been filed by purported stockholders of the Company relating to the Mergers: Palkon v. Rob Roy et al., Case No. A-22-853216-B (Nev. Eight Jud. Dist. Ct., May 26, 2022) (the “Palkon Action”), O’Dell v. Switch, Inc., et al., Civil Action No. 1:22-cv-05246 (S.D.N.Y. June 22, 2022) (the “O’Dell Action”), Bushansky v. Switch, Inc. et al., Civil Action No. 1:22-cv-05347 (S.D.N.Y June 24, 2022) (the “Bushansky Action”), Brown v. Switch, Inc. et al., Civil Action No. 1:22-cv-05360 (S.D.N.Y June 24, 2022) (the “Brown Action”), Redfield v. Switch, Inc., et al., Civil Action No. 1:22-cv-05518 (S.D.N.Y. June 28, 2022) (the “Redfield Action”), Waterman v. Switch, Inc. et al., Civil Action No. 1:22-cv-05523 (S.D.N.Y. June 29, 2022) (the “Waterman Action”), and Wilhelm v. Switch, Inc. et al., Civil Action No. 1:22-cv-05785 (S.D.N.Y. July 7, 2022) (the “Wilhelm Action”, and collectively with the Palkon Action, the O’Dell Action, the Bushansky Action, the Brown Action, the Redfield Action and the Waterman Action, the “Actions”). The Palkon Action names as defendants the Company’s Board of Directors, DigitalBridge, IFM Investors Pty Ltd, and certain affiliates of the Company and alleges, among other things, that the Company’s Board of Directors breached their fiduciary duties in approving the Mergers, and that DigitalBridge, IFM Investors Pty Ltd, and the certain affiliates of the Company named as defendants aided and abetted such breaches. Upon the Stipulation of the Parties, the Court ordered that the plaintiff must file an amended complaint on or before October 3, 2022. The defendants’ responses to the amended complaint are due sixty (60) days after the amended complaint is filed. If the defendants respond to the amended complaint by motion(s), the plaintiff must file any opposition(s) within sixty (60) days thereafter, and the defendants must file any replies within thirty (30) days after the plaintiff’s opposition(s) are filed. The O’Dell Action, the Bushansky Action, and the Brown Action name as defendants the Company and its Board of Directors, and allege, among other things, that the Preliminary Proxy Statement on Schedule 14A of the Company filed on June 16, 2022 (the “Preliminary Proxy Statement”) omits material information with respect to the Mergers, rendering the Preliminary Proxy Statement false and misleading in violation of Sections 14(a) and 20(a) of the Exchange Act. The Redfield Action, the Waterman Action, and the Wilhelm Action allege similar disclosure deficiencies with respect to the Definitive Proxy Statement filed by the Company on Schedule 14A on June 27, 2022 (the “Definitive Proxy Statement”). The Actions seek, among other relief, an order enjoining the Mergers or rescission if the Mergers are consummated. In addition, eight purported stockholders sent letters to the Company alleging similar deficiencies in the Definitive Proxy Statement, or, in some cases, the Preliminary Proxy Statement, as those noted in the above-referenced Actions (collectively, the “Demand Letters”). The Company believes that the claims in the Actions and Demand Letters are without merit and intends to vigorously defend against them.
The Company vigorously denies that the Preliminary Proxy Statement or the Definitive Proxy Statement is deficient in any respect. The Company believes that the claims asserted in the Actions and Demand Letters are without merit and no further disclosure is required to supplement the Definitive Proxy Statement under applicable laws. However, solely to moot the unmeritorious disclosure claims and minimize the risk, costs, burden, nuisance and uncertainties inherent in litigation, the Company supplemented the disclosures contained in the Definitive Proxy Statement on July 25, 2022 (the “Supplemental Disclosures”) which should be read in conjunction with the Definitive Proxy Statement. Nothing in the Supplemental Disclosures will be deemed an admission of the legal necessity or materiality under any applicable laws for any of the disclosures set forth therein.
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
6. Income Taxes
The Company recorded net increases in deferred tax assets of $23.4 million and $10.7 million during the three months ended June 30, 2022 and 2021, respectively, and $38.7 million and $37.4 million during the six months ended June 30, 2022 and 2021, respectively, with a corresponding increase to additional paid in capital, inclusive of the impact of the $75.1 million liability recorded in connection with the executed amendment to the tax receivable agreement as noted below, resulting from changes in the outside basis difference on Switch, Inc.’s investment in Switch, Ltd. The Company has determined that it is more-likely-than-not that it will be able to realize this deferred tax asset in the future, inclusive of any potential effects of the Merger Agreement.

Switch, Inc. | Q2 2022 Form 10-Q | 14

Tax Receivable Agreement
The Company has recorded a liability under the tax receivable agreement of $75.1 million and $395.6 million as of June 30, 2022 and December 31, 2021, respectively, of which $45.0 million and $190.7 million is owed to certain named executive officers of the Company, certain members of its Board of Directors, and certain beneficial owners of more than 5% of the Company’s Class A or Class B common stock (and immediate family members of the foregoing) as of June 30, 2022 and December 31, 2021, respectively. The tax receivable agreement provided for the payment of 85% of the amount of the tax benefits, if any, that Switch, Inc. was deemed to realize as a result of increases in the tax basis of its ownership in Switch, Ltd. related to exchanges of noncontrolling interest for Class A common stock.
Concurrent with the execution of the Merger Agreement in May 2022, the Company executed an amendment to the tax receivable agreement, which provides that in exchange for the termination of the tax receivable agreement, each member party thereto is entitled to receive a payment in cash of $0.37 per Common Unit on the earlier of the closing of a change of control transaction, as defined by the tax receivable agreement, or December 31, 2022. Accordingly, during the three and six months ended June 30, 2022, a gain on termination of tax receivable agreement of $372.8 million, with no corresponding tax impact, was recorded on the consolidated statements of comprehensive income and $35.4 million was recorded to noncontrolling interest for Common Units not yet exchanged.
7. Equity-Based Compensation
Total equity-based compensation recognized on the consolidated statements of comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$508	$597	$1,030	$1,187
Selling, general and administrative expense	6,472	6,931	12,631	13,638
Total equity-based compensation	$6,980	$7,528	$13,661	$14,825
8. Noncontrolling Interest
Ownership
Switch, Inc. owns an economic interest in Switch, Ltd., where “economic interest” means the right to receive any distributions, whether cash, property, or securities of Switch, Ltd., in connection with Common Units. Switch, Inc. presents interest held by noncontrolling interest holders within noncontrolling interest in the consolidated financial statements. During the six months ended June 30, 2022 and 2021, Switch, Inc. issued an aggregate of 4.2 million shares and 11.0 million shares, respectively, of Class A common stock to members in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Switch, Inc.’s Class B common stock. Such retired shares of Class B common stock may not be reissued. The redemptions occurred pursuant to the terms of the Switch operating agreement entered into in connection with the Company’s IPO.
The ownership of the Common Units is summarized as follows:

	June 30, 2022		December 31, 2021
	Units (in thousands)	Ownership %	Units (in thousands)	Ownership %
Switch, Inc.’s ownership of Common Units(1)	150,719	61.6%	145,116	59.6%
Noncontrolling interest holders’ ownership of Common Units	94,131	38.4%	98,331	40.4%
Total Common Units	244,850	100.0%	243,447	100.0%
________________________________________
(1)Common Units held by Switch, Inc. exclude 48,000 and 71,000 Common Units underlying unvested restricted stock awards as of June 30, 2022 and December 31, 2021, respectively.
The Company uses the weighted average ownership percentages during the period to calculate the income or loss before income taxes attributable to Switch, Inc. and the noncontrolling interest holders of Switch, Ltd.
Switch, Inc. | Q2 2022 Form 10-Q | 15

9. Net Income Per Share
The following table sets forth the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Net income per share:
Numerator—basic:
Net income attributable to Switch, Inc.—basic	$376,835	$4,361	$389,628	$16,002
Numerator—diluted:
Net income attributable to Switch, Inc.—basic	$376,835	$4,361	$389,628	$16,002
Effect of dilutive securities:
Shares of Class B and Class C common stock	3,088	3,055	11,769	—
Net income attributable to Switch, Inc.—diluted	$379,923	$7,416	$401,397	$16,002
Denominator—basic:
Weighted average shares outstanding—basic	150,036	130,163	148,861	128,412
Net income per share—basic	$2.51	$0.03	$2.62	$0.12
Denominator—diluted:
Weighted average shares outstanding—basic	150,036	130,163	148,861	128,412
Weighted average effect of dilutive securities:
Stock options	4,845	2,453	4,509	1,963
Restricted stock units	1,366	1,455	1,317	1,180
Dividend equivalent units	28	43	27	44
Restricted stock awards	52	53	52	50
Performance-vesting restricted stock units	105	23	53	11
Shares of Class B and Class C common stock	94,657	111,337	95,603	—
Weighted average shares outstanding—diluted	251,089	245,527	250,422	131,660
Net income per share—diluted	$1.51	$0.03	$1.60	$0.12
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Restricted stock awards(1)	48	65	48	65
Performance-vesting restricted stock units(1)	226	—	226	—
Shares of Class B and Class C common stock(2)	—	—	—	110,638
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

Switch, Inc. | Q2 2022 Form 10-Q | 16

10. Segment Reporting
The Company’s chief operating decision maker is its Chief Executive Officer. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. All of the Company’s assets are maintained in the United States, although the Company holds an equity method investment in an entity with foreign operations. The Company derives almost all of its revenue from sales to customers in the United States, based upon the billing address of the customer. Revenue derived from customers outside the United States, based upon the billing address of the customer, was less than 2% of revenue for each of the three and six months ended June 30, 2022 and 2021.
The Company’s revenue is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Colocation	$133,789	$114,298	$265,721	$221,599
Connectivity	31,484	24,910	61,441	46,796
Other	2,912	2,482	5,632	4,161
Total revenue	$168,185	$141,690	$332,794	$272,556
11. Subsequent Events
In July 2022, the Company borrowed $20.0 million under its revolving credit facility.
In July and August 2022, Switch, Inc. issued an aggregate of 0.2 million and 5.9 million shares, respectively, of Class A common stock to members in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of shares of Class B common stock. Such retired shares of Class B common stock may not be reissued. The redemptions occurred pursuant to the terms of the Switch operating agreement entered into in connection with the Company’s IPO.
In August 2022, Switch, Inc.’s Board of Directors declared a dividend of $0.0525 per share of Class A common stock, for a total estimated to be $8.2 million, to be paid on September 1, 2022 to holders of record as of August 22, 2022. Prior to the payment of this dividend, Switch, Ltd. will make a cash distribution to all holders of record of Common Units, including Switch, Inc., of $0.0525 per Common Unit, for a total estimated to be $12.9 million.
In August 2022, Switch, Inc.’s stockholders voted to approve the Mergers and the other transactions contemplated by the Merger Agreement at a special meeting of stockholders held for that purpose.
Switch, Inc. | Q2 2022 Form 10-Q | 17

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
We presently own and operate five primary campus locations, called Primes, which encompass 17 colocation facilities with an aggregate of up to 5.4 million gross square feet (“GSF”) of space. Our Primes consist of The Core Campus in Las Vegas, Nevada; The Citadel Campus near Reno, Nevada; The Pyramid Campus in Grand Rapids, Michigan; The Keep Campus in Atlanta, Georgia; and The Rock Campus in Austin, Texas, which was launched with our acquisition in June 2021 of all of the equity interests of Data Foundry, LLC (“Data Foundry”) and certain real property interests used in connection with Data Foundry’s operations.
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
In May 2022, we entered into a definitive merger agreement with an affiliate of DigitalBridge Group, Inc. and IFM Investors pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) entered into by Switch, Inc., Switch, Ltd., Sunshine Bidco Inc., a Delaware corporation (“Parent”), Sunshine Merger Sub, Ltd., a Nevada limited liability company and a direct wholly owned subsidiary of Switch, Inc. (“Company Merger Sub”), and Sunshine Parent Merger Sub Inc., a Nevada corporation and a wholly owned subsidiary of Parent (“Parent Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Parent Merger Sub will merge with and into Switch, Inc. with Switch, Inc. remaining as the surviving entity (the “Merger”), and immediately following the Merger, Company Merger Sub will merge with and into Switch Ltd. (the “LLC Merger” and, together with the Merger, the “Mergers”).
Switch, Inc. | Q2 2022 Form 10-Q | 18

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, the issued and outstanding shares of our Class A common stock will be acquired for $34.25 per share in an all-cash transaction, and any issued and outstanding shares of our Class B common stock shall be cancelled and converted into the right to receive cash consideration of $34.25 per share.
Our stockholders voted to approve the Mergers and the other transactions contemplated by the Merger Agreement (the “DigitalBridge/IFM Transaction”) at a special meeting of stockholders held for that purpose on August 4, 2022. The DigitalBridge/IFM Transaction is subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals and the satisfaction or waiver of the other conditions to the Mergers described in the Merger Agreement. The Mergers are expected to close during the second half of 2022. Upon completion of the DigitalBridge/IFM Transaction, we will no longer be traded or listed on any public securities exchange.

Factors that May Influence Future Results of Operations
Impact of COVID-19. The global health crisis caused by the COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, new variants of COVID-19 continue to emerge. While we have not incurred significant disruptions thus far from COVID-19, the impact of the COVID-19 pandemic and its variants cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against variants, the response by governmental bodies and regulators, the severity of the disease or any variant, the duration of the outbreak, the future impact to the business of our customers, partners and vendors, and other facts identified in Part I, Item 1A—Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business. We will continue to evaluate the nature and extent of the impact of COVID-19 and its variants on the global economy and to our business, consolidated results of operations, and financial condition.
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
Growth and Expansion Activities. Our future revenue growth will depend on our ability to maintain our existing revenue base while expanding and increasing utilization at our existing and developing Prime Campus locations. Our existing Prime Campus locations currently encompass 17 colocation facilities with an aggregate of up to 5.4 million GSF of space and up to 558 megawatts of power. As of June 30, 2022, the utilization rates at these Prime Campuses, based on currently available cabinets, were approximately 98%, 100%, 98%, 100%, and 73% at The Core Campus, The Citadel Campus, The Pyramid Campus, The Keep Campus, and The Rock Campus, respectively. Each of our existing Primes has room for further expansion. We may be unable to attract customers to our data centers or retain them for a number of reasons, including if we fail to provide competitive pricing terms, provide space that is deemed to be inferior to that of our competitors or are unable to provide services that our existing and potential customers desire.
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
Switch, Inc. | Q2 2022 Form 10-Q | 19

resources, including clean and renewable energy. Our brand or reputation could be adversely affected if we are unable to operate our data centers with 100% clean and renewable energy.
Capital Expenditures. Our growth and expansion initiatives require significant capital. The costs of constructing, developing, operating and maintaining data centers, and growing our operations are substantial. While we strive to match the growth of our facilities to the demand for services, we still must spend significant amounts before we receive any revenue. If we are unable to generate sufficient capital to meet our anticipated capital requirements, our growth could slow and operations could be adversely affected. Our maintenance capital expenditures were $3.3 million for the six months ended June 30, 2022.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)
Recurring revenue	$164,642	$138,422	$325,727	$266,399
Capital expenditures	$135,514	$95,362	$285,947	$195,786
Adjusted EBITDA	$84,561	$78,969	$171,354	$152,411
Adjusted EBITDA margin	50.3%	55.7%	51.5%	55.9%
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
The following table sets forth a reconciliation of recurring revenue to total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Recurring revenue	$164,642	$138,422	$325,727	$266,399
Non-recurring revenue	3,543	3,268	7,067	6,157
Revenue	$168,185	$141,690	$332,794	$272,556
Capital Expenditures
We define capital expenditures as cash purchases of property and equipment during a particular period. We believe that capital expenditures is a useful metric because it provides information regarding the growth of our technology infrastructure platform and the potential to expand our services and add new customers.

Switch, Inc. | Q2 2022 Form 10-Q | 20

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
Our Adjusted EBITDA and Adjusted EBITDA margin are not prepared in accordance with GAAP, and should not be considered in isolation of, or as an alternative to measures prepared in accordance with GAAP. We present Adjusted EBITDA and Adjusted EBITDA margin because we believe certain investors use them as measures of a company’s historical operating performance and its ability to service and incur debt and make capital expenditures. We believe that the inclusion of certain adjustments in presenting Adjusted EBITDA and Adjusted EBITDA margin is appropriate to provide additional information to investors because Adjusted EBITDA and Adjusted EBITDA margin exclude certain items that we believe are not indicative of our core operating performance and that are not excluded in the calculation of EBITDA. Adjusted EBITDA is also similar to the measures used under the debt covenants included in our credit facilities, except that the definition used in our credit facilities does not exclude certain cash gains, costs for REIT and related restructuring/strategic initiatives, or litigation expense. Accordingly, we believe that Adjusted EBITDA and Adjusted EBITDA margin provide useful information to investors and others in understanding and evaluating our operating results, enhancing the overall understanding of our past performance and future prospects, and allowing for greater transparency with respect to key financial metrics used by our management in its financial and operational decision-making.
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
The following table sets forth a reconciliation of our net income to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net income	$380,740	$9,684	$404,674	$34,078
Interest expense	14,186	10,198	27,383	18,955
Interest income(1)	(43)	(38)	(80)	(77)
Income tax expense	1,803	1,911	6,043	4,565
Depreciation and amortization of property and equipment	49,509	41,285	97,342	80,076
Amortization of customer relationships	1,563	417	3,125	417
Loss on disposal of property and equipment	45	372	238	179
Equity-based compensation	6,980	7,528	13,661	14,825
(Gain) loss on swaps	(2,353)	2,970	(16,002)	(235)
REIT and related restructuring/strategic initiatives(2)	4,700	—	7,539	—
Litigation expense(2)	215	—	215	—
Gain on termination of tax receivable agreement	(372,784)	—	(372,784)	—
Equity in net losses of investments	—	379	—	599
Acquisition-related costs(2)	—	4,263	—	4,403
Gain on sale of equity method investment	—	—	—	(5,374)
Adjusted EBITDA	$84,561	$78,969	$171,354	$152,411
________________________________________
(1)Interest income is included in the “Other” line of other income (expense) in our consolidated statements of comprehensive income.
(2)REIT and related restructuring/strategic initiatives, litigation expense, and acquisition-related costs are included in the “Selling, general and administrative expense” line in our consolidated statements of comprehensive income.
Switch, Inc. | Q2 2022 Form 10-Q | 21

Components of Results of Operations
Revenue
During each of the three and six months ended June 30, 2022 and 2021, we derived more than 97% of our revenue from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing and leasing of cabinet space and power and (2) connectivity services, which include cross-connects, broadband services and external connectivity. The remainder of our revenue is from non-recurring revenue, which primarily includes installation services related to a customer’s initial deployment. The majority of our revenue contracts are classified as licenses, with the exception of certain contracts that contain lease components. Based on the current growth stage of our business, we expect increases in revenue to be driven primarily by increases in volume, rather than changes in the prices we charge to our customers.
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

Switch, Inc. | Q2 2022 Form 10-Q | 22

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
Gain on Termination of Tax Receivable Agreement
Gain on termination of tax receivable agreement consists of the gain resulting from amending the tax receivable agreement to provide that in exchange for the termination of the tax receivable agreement, each member party thereto is entitled to receive a payment in cash of $0.37 per common unit on the earlier of the closing of a change of control, as defined by the tax receivable agreement, or December 31, 2022.
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
Switch, Inc. | Q2 2022 Form 10-Q | 23

Results of Operations
The following table sets forth our results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Consolidated Statements of Income Data:
Revenue	$168,185	$141,690	$332,794	$272,556
Cost of revenue	101,352	76,994	195,843	148,687
Gross profit	66,833	64,696	136,951	123,869
Selling, general and administrative expense	45,647	39,875	88,518	74,873
Income from operations	21,186	24,821	48,433	48,996
Other income (expense):
Interest expense, including amortization of debt issuance costs and original issue discount	(14,186)	(10,198)	(27,383)	(18,955)
Gain (loss) on swaps	2,353	(2,970)	16,002	235
Equity in net losses of investments	—	(379)	—	(599)
Gain on sale of equity method investment	—	—	—	5,374
Gain on termination of tax receivable agreement	372,784	—	372,784	—
Other	406	321	881	3,592
Total other income (expense)	361,357	(13,226)	362,284	(10,353)
Income before income taxes	382,543	11,595	410,717	38,643
Income tax expense	(1,803)	(1,911)	(6,043)	(4,565)
Net income	380,740	9,684	404,674	34,078
Less: net income attributable to noncontrolling interest	3,905	5,323	15,046	18,076
Net income attributable to Switch, Inc.	$376,835	$4,361	$389,628	$16,002

Switch, Inc. | Q2 2022 Form 10-Q | 24

The following table sets forth the consolidated statements of income data presented as a percentage of revenue. Amounts may not sum due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Consolidated Statements of Income Data:
Revenue	100%	100%	100%	100%
Cost of revenue	60	54	59	55
Gross profit	40	46	41	45
Selling, general and administrative expense	27	28	27	27
Income from operations	13	18	15	18
Other income (expense):
Interest expense, including amortization of debt issuance costs and original issue discount	(8)	(7)	(8)	(7)
Gain (loss) on swaps	1	(2)	5	—
Equity in net losses of investments	—	—	—	—
Gain on sale of equity method investment	—	—	—	2
Gain on termination of tax receivable agreement	222	—	112	—
Other	—	—	—	1
Total other income (expense)	215	(9)	109	(4)
Income before income taxes	227	8	123	14
Income tax expense	(1)	(1)	(2)	(2)
Net income	226	7	122	13
Less: net income attributable to noncontrolling interest	2	4	5	7
Net income attributable to Switch, Inc.	224%	3%	117%	6%
Comparison of the Three Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Colocation	$133,789	$114,298	$19,491	17%
Connectivity	31,484	24,910	6,574	26%
Other	2,912	2,482	430	17%
Revenue	$168,185	$141,690	$26,495	19%
Revenue increased by $26.5 million, or 19%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Data Foundry contributed $9.5 million of the increase, with 11% of the remaining increase attributable to revenue from new customers initiating service after June 30, 2021, and 89% attributable to increased revenue from existing customers.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$101,352	$76,994	$24,358	32%
Gross margin	39.7%	45.7%
Cost of revenue increased by $24.4 million, or 32%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was primarily attributable to an increase of $8.2 million incurred by Data Foundry, with the remaining increase attributable to increases of $9.2 million in facilities costs due to
Switch, Inc. | Q2 2022 Form 10-Q | 25

increased utility rates and $4.9 million in depreciation and amortization expense due to additional property and equipment being placed into service. Accordingly, gross margin decreased by 600 basis points for the three months ended June 30, 2022, compared to the three months ended June 30, 2021.
Selling, General and Administrative Expense

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Selling, general and administrative expense	$45,647	$39,875	$5,772	14%
Selling, general and administrative expense increased by $5.8 million, or 14%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase was primarily attributable to increases of $4.3 million in professional fees and $1.1 million in amortization of acquired customer relationships.
Other Income (Expense)

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(14,186)	$(10,198)	$(3,988)	39%
Gain (loss) on swaps	2,353	(2,970)	5,323	(179)%
Equity in net losses of investments	—	(379)	379	(100)%
Gain on termination of tax receivable agreement	372,784	—	372,784	NM
Other	406	321	85	26%
Total other income (expense)	$361,357	$(13,226)	$374,583	NM
________________________________________
NM - Not meaningful
Interest Expense
Interest expense increased by $4.0 million, or 39%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to an increase in our weighted average debt outstanding from our senior unsecured notes and borrowings on our revolving credit facility.
Gain (Loss) on Swaps
During the three months ended June 30, 2022, we incurred a gain on swaps of $2.4 million, compared to a loss on swaps of $3.0 million for the three months ended June 30, 2021. The change was primarily driven by a $3.5 million gain on interest rate swaps due to the fluctuation in market interest rates, partially offset by a loss of $1.1 million on power swaps due to the fluctuation in the price of power.
Income Tax Expense

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Income tax expense	$(1,803)	$(1,911)	$108	(6)%
During the three months ended June 30, 2022, we incurred income tax expense of $1.8 million compared to $1.9 million during the three months ended June 30, 2021. Income tax expense is driven by our allocable share of Switch, Ltd.’s income before income taxes.
Switch, Inc. | Q2 2022 Form 10-Q | 26

Net Income Attributable to Noncontrolling Interest

	Three Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Net income attributable to noncontrolling interest	$3,905	$5,323	$(1,418)	(27)%
Net income attributable to noncontrolling interest was $3.9 million for the three months ended June 30, 2022, compared to $5.3 million for the three months ended June 30, 2021. The change was the result of a decrease in ownership by noncontrolling interest holders during the three months ended June 30, 2022.
Comparison of the Six Months Ended June 30, 2022 and 2021
Revenue

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Colocation	$265,721	$221,599	$44,122	20%
Connectivity	61,441	46,796	14,645	31%
Other	5,632	4,161	1,471	35%
Revenue	$332,794	$272,556	$60,238	22%
Revenue increased by $60.2 million, or 22%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Data Foundry contributed $21.8 million of the increase, with 8% of the remaining increase attributable to revenue from new customers initiating service after June 30, 2021, and 92% attributable to increased revenue from existing customers.
Cost of Revenue and Gross Margin

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$195,843	$148,687	$47,156	32%
Gross margin	41.2%	45.4%
Cost of revenue increased by $47.2 million, or 32%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily attributable to an increase of $16.4 million incurred by Data Foundry, with the remaining increase attributable to increases of $16.0 million in facilities costs due to increased utility rates, $9.8 million in depreciation and amortization expense due to additional property and equipment being placed into service, and $5.3 million in connectivity costs associated with our expansion activities. Accordingly, gross margin decreased by 420 basis points for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.
Selling, General and Administrative Expense

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Selling, general and administrative expense	$88,518	$74,873	$13,645	18%
Selling, general and administrative expense increased by $13.6 million, or 18%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase was primarily attributable to increases of $7.4 million in professional fees, $3.2 million in real estate and personal property taxes, and $2.7 million in amortization of acquired customer relationships.
Switch, Inc. | Q2 2022 Form 10-Q | 27

Other Income (Expense)

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(27,383)	$(18,955)	$(8,428)	44%
Gain on swaps	16,002	235	15,767	NM
Equity in net losses of investments	—	(599)	599	(100)%
Gain on sale of equity method investment	—	5,374	(5,374)	(100)%
Gain on termination of tax receivable agreement	372,784	—	372,784	NM
Other	881	3,592	(2,711)	(75)%
Total other income (expense)	$362,284	$(10,353)	$372,637	NM
________________________________________
NM - Not meaningful
Interest Expense
Interest expense increased by $8.4 million, or 44%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to an increase in our weighted average debt outstanding from our senior unsecured notes and borrowings on our revolving credit facility.
Gain on Swaps
During the six months ended June 30, 2022, we incurred a gain on swaps of $16.0 million, compared to a gain on swaps of $0.2 million for the six months ended June 30, 2021. The change was primarily driven by a $15.1 million gain on interest rate swaps due to the fluctuation in market interest rates and a $0.9 million gain on power swaps due to the fluctuation in the price of power.
Other
Other decreased by $2.7 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to non-recurring license fee income of $2.8 million recorded pursuant to a technology license agreement during the six months ended June 30, 2021.
Income Tax Expense

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Income tax expense	$(6,043)	$(4,565)	$(1,478)	32%
During the six months ended June 30, 2022, we incurred income tax expense of $6.0 million, compared to $4.6 million during the six months ended June 30, 2021. Income tax expense is driven by our allocable share of Switch, Ltd.’s income before income taxes.
Net Income Attributable to Noncontrolling Interest

	Six Months Ended June 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Net income attributable to noncontrolling interest	$15,046	$18,076	$(3,030)	(17)%
Net income attributable to noncontrolling interest was $15.0 million for the six months ended June 30, 2022, compared to $18.1 million for the six months ended June 30, 2021. The change was the result of a decrease in ownership by noncontrolling interest holders during the six months ended June 30, 2022.
Switch, Inc. | Q2 2022 Form 10-Q | 28

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
As of June 30, 2022, we had $31.2 million in cash and cash equivalents and our total indebtedness was approximately $1.85 billion (excluding debt issuance costs and original issue discount) consisting of (i) $1.10 billion principal from our senior unsecured notes, (ii) $697.0 million principal from our credit facilities, $297.0 million of which is accruing interest at an underlying variable interest rate of 3.39% and $400.0 million of which is effectively fixed at 4.48% pursuant to interest rate swap agreements, and (iii) $57.3 million from our finance lease liabilities. As of June 30, 2022, we had access to $193.1 million in additional liquidity from our revolving credit facility, net of outstanding letters of credit. In addition, upon satisfying certain conditions, we can increase the amount available to borrow under our credit agreement no more than five times up to an additional $75.0 million in total debt, plus an additional amount subject to certain leverage restrictions.
Senior Unsecured Notes
On September 17, 2020, we issued $600.0 million aggregate principal amount of our 3.75% senior unsecured notes due 2028. The notes bear interest at the rate of 3.75% per annum and mature on September 15, 2028. Interest on the notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year.
On June 7, 2021, we issued $500.0 million aggregate principal amount of our 4.125% senior unsecured notes due 2029. The notes bear interest at the rate of 4.125% per annum and mature on June 15, 2029. Interest on the notes is payable semi-annually in cash in arrears on June 15 and December 15 of each year.
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
Credit Agreement
We are party to an amended and restated credit agreement (as amended on December 28, 2017, September 17, 2020, and July 29, 2021) with Wells Fargo Bank, National Association, as administrative agent, and certain other lenders, consisting of a $400.0 million term loan facility, maturing in July 2028, and a $500.0 million revolving credit facility, maturing in July 2026. The term loan facility is subject to quarterly principal amortization payments of $1.0 million, followed by a final payment of $373.0 million upon maturity.
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
We were in compliance with all applicable covenants as of June 30, 2022.
Cash Uses
For the year ending December 31, 2022, we expect to incur $510 million to $560 million in capital expenditures for development and construction projects related to our expansion (excluding acquisitions of land); however, the exact
Switch, Inc. | Q2 2022 Form 10-Q | 29

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
In addition, we were obligated to make payments under the Tax Receivable Agreement, dated as of October 5, 2017, by and among Switch, Inc., Switch, Ltd. and the members of Switch, Ltd. party thereto (“TRA”). Concurrent with the execution of the Merger Agreement in May 2022, we executed an amendment to the TRA, which provides that in exchange for the termination of the TRA, each member party thereto is entitled to receive a payment in cash of $0.37 per common unit on the earlier of the closing of a change of control, as defined by the TRA, or December 31, 2022. As of June 30, 2022, we recorded a liability under the TRA of $75.1 million.
Pursuant to the Merger Agreement, we also have agreed to various specific restrictions relating to the conduct of our business between the date of the Merger Agreement and the time at which the Merger becomes effective, including but not limited to, agreeing to not to (i) issue or sell shares of our common stock, partnership interests or other equity or voting interests, (ii) issue or sell any debt securities or warrants or other rights to acquire any debt securities of us and our wholly owned subsidiaries and (iii) incur or assume any indebtedness, in each case subject to the terms of the Merger Agreement and any exceptions set forth therein.
In March 2022, we entered into a power purchase and sale agreement to purchase an aggregate firm commitment of 474,650 megawatt-hours, or a purchase commitment of $25.7 million, inclusive of scheduling services, during a term of 19 months, which started on May 1, 2022. Additional franchise tax amounts may be due based on the data center location where the purchased power is used. Future power purchase commitments for the remainder of 2022 and 2023 are $6.5 million and $17.4 million, respectively, with no additional commitments upon termination of the agreement thereafter.
In May 2022, in connection with the execution of the Merger Agreement, we entered into a purchase and sale agreement with entities in which a member of our Board of Directors has beneficial ownership interests for the acquisition of land and a data center building currently being leased from these entities for a total purchase price of $300.0 million, of which $21.0 million was paid as a nonrefundable deposit and recorded in long-term deposit on the consolidated balance sheet as of June 30, 2022. Pursuant to the purchase and sale agreement, the closing on the acquisition of the purchased property will be conditioned upon, among other things, the consummation of the Mergers.
Outside of the aforementioned, and any routine transactions made in the ordinary course of business, there have been no significant changes to our material cash requirements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Cash Flows
The following table summarizes our cash flows:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$141,984	$131,822
Net cash used in investing activities	(290,629)	(601,903)
Net cash provided by financing activities	129,656	468,146
Net decrease in cash, cash equivalents, and restricted cash	$(18,989)	$(1,935)
Cash Flows from Operating Activities
Cash from operating activities is primarily generated from operating income from our colocation and connectivity services.
Net cash provided by operating activities for the six months ended June 30, 2022 was $142.0 million, compared to $131.8 million for the six months ended June 30, 2021. The increase of $10.2 million was primarily due to increased operations in our data center facilities.
Switch, Inc. | Q2 2022 Form 10-Q | 30

Cash Flows from Investing Activities
During the six months ended June 30, 2022, net cash used in investing activities was $290.6 million, primarily consisting of capital expenditures of $285.9 million related to the expansion of our data center facilities.
During the six months ended June 30, 2021, net cash used in investing activities was $601.9 million, primarily consisting of $409.1 million related to the acquisition of a business, net of cash acquired, and capital expenditures of $195.8 million related to the expansion of our data center facilities.
Cash Flows from Financing Activities
During the six months ended June 30, 2022, net cash provided by financing activities was $129.7 million, primarily consisting of $170.0 million in proceeds from borrowings under our credit facilities, partially offset by $15.7 million in dividends paid, $12.7 million for the payment of tax withholdings upon settlement of restricted stock unit awards, and $10.0 million in distributions paid to noncontrolling interest.
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

Switch, Inc. | Q2 2022 Form 10-Q | 31

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain word such as “may,” “will,” “expects,” “plans,” “anticipates,” “could,” “intends,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about:
•risks associated with our ability to consummate the Mergers, and the timing of the closing of the Mergers, including the risks that a condition to closing will not be satisfied within the expected timeframe or at all or that the closing of the Mergers will not occur;
•the occurrence of any change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement;
•the outcome of any legal proceedings that have been or may be instituted against the parties to, and others related to, the Mergers and the Merger Agreement;
•unanticipated difficulties or expenditures relating to receiving approvals from governmental entities to consummate the transaction;
•unanticipated difficulties or expenditures relating to the closing of the land purchase pursuant to that certain Purchase and Sale Agreement and Joint Escrow Instructions, by and among Switch, Ltd. (“Company Ltd.”), Beltway Business Park, L.L.C., Beltway Business Park Warehouse No. 3, LLC, Beltway Business Park Warehouse No. 4, LLC, Beltway Business Park Warehouse No. 6, LLC and Beltway Business Park Warehouse No. 8, LLC (collectively, the “Beltway Entities”) (the “Land Purchase Agreement”);
•unanticipated difficulties or expenditures relating to the transaction, the response of business partners and competitors to the announcement of the transaction and/or potential difficulties in employee retention as a result of the announcement and pendency of the transaction;
•the Mergers diverting management’s attention from our ongoing business operations;
•restrictions on our ability to pay dividends pursuant to the Merger Agreement;
•our goals and strategies;
•the limitation on our right to recover from Parent and Parent Merger Sub an amount equal to the $693 million parent termination fee in circumstances in which such fee is payable, which may not be adequate to cover our damages;
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
Switch, Inc. | Q2 2022 Form 10-Q | 32

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
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. As of June 30, 2022, our only borrowings subject to variable interest rates are under our credit agreement and bear interest at a margin above LIBOR or base rate (each as defined in the amended and restated credit agreement) as selected by us. In 2019, we entered into four interest rate swap agreements; whereby, we pay a weighted average fixed interest rate (excluding the applicable interest margin) of 2.48% on notional amounts corresponding to borrowings of $400.0 million in exchange for receipts on the same notional amount at a variable interest rate based on the applicable LIBOR at the time of payment. The interest rate swap agreements mature in June 2024. As of June 30, 2022, we had $297.0 million outstanding under our credit facilities with an underlying variable interest rate of 3.39% for which a hypothetical increase or decrease of 100 basis points in LIBOR would cause our annual interest cost to change by $3.0 million.
Switch, Inc. | Q2 2022 Form 10-Q | 33

Item 4.Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2022, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, or the “Exchange Act”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Switch, Inc. | Q2 2022 Form 10-Q | 34

Part II.Other Information.
Item 1.Legal Proceedings.
The information set forth in Note 5 “Commitments and Contingencies—Legal Proceedings” to our consolidated financial statements in Part I, Item 1 of this Form 10-Q is incorporated by reference herein.
Item 1A.Risk Factors.
Except as provided below, there have been no material changes with respect to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Risks Related to the Proposed Merger
There may be unexpected delays in the completion of the DigitalBridge/IFM Transaction, or the DigitalBridge/IFM Transaction may not be completed at all.
The DigitalBridge/IFM Transaction is expected to close in the fourth quarter of 2022, assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either we or Parent may terminate the Merger Agreement in certain circumstances if the Mergers have not occurred by November 11, 2022, subject to up to two automatic three-month extensions if certain conditions set forth in the Merger Agreement are met. Certain events may delay the completion of the Mergers or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. In particular, the Merger and the other transactions contemplated by the Merger Agreement must be approved by the affirmative vote of a majority of the holders of shares of Class A common stock and Class B common stock entitled to be cast on the matter, each voting separately. In addition, the closing of the acquisition of certain properties in Las Vegas, Nevada, pursuant to the Land Purchase Agreement, must have occurred. We may incur significant additional costs in connection with any delay in completing the Mergers or termination of the Merger Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting, and other costs we have already incurred. We can neither assure you that the conditions to the completion of the Mergers will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur, nor provide any assurances as to whether or when the Mergers will be completed.
Under the terms of the Merger Agreement, subject to limited exceptions, from the date of the Merger Agreement through the closing date, we may declare regular quarterly cash dividends of an amount not to exceed $0.07 per share of common stock, with usual declaration, record and payment dates in accordance with past dividend practice, without a reduction in the merger consideration to be paid to holders. Depending on when the Mergers are consummated, these restrictions may prevent holders of our common shares from receiving increased dividends that they might otherwise have received.
Failure to complete the Mergers in a timely manner or at all could negatively affect our share price and future business and financial results.
There is no assurance that the Mergers will occur or that the conditions to the Mergers will be satisfied in a timely manner or at all. Also, there is no assurance that an event, change, or other circumstance that could give rise to the termination of the Merger Agreement will not occur. Delays in completing the Mergers or the failure to complete the Mergers at all could negatively affect our future business and financial results, and, in that event, the market price of our common shares may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Mergers will be completed. If the Mergers are not completed for any reason, we will be subject to several risks, including the diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Mergers, any of which could materially adversely affect our business, financial condition, results of operations and the value of our securities.
The pendency of the Mergers could adversely affect our business and operations.
In connection with the pending Mergers, some of our current or prospective customers, lenders or partners may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the Mergers are completed. In addition, under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Mergers. These restrictions may prevent us from pursuing certain strategic transactions, undertaking certain capital projects, undertaking certain financing transactions and otherwise pursuing other actions that are not in the ordinary course of business, even if such actions could prove beneficial, and may cause us to forego certain opportunities we might otherwise pursue absent the Merger Agreement. Additionally, the pendency of the Mergers may make it more difficult for us to effectively recruit, retain and incentivize key personnel and may cause distractions from our strategy and day-to-day operations for our current employees and management.
Switch, Inc. | Q2 2022 Form 10-Q | 35

An adverse judgment in a lawsuit challenging the Mergers may prevent the Mergers from becoming effective or from becoming effective within the expected timeframe.
We and the members of our board of directors have been named as defendants in seven individual actions related to the Mergers, and seeking, among other things, to enjoin us from consummating the Mergers. Our purported stockholders may file additional lawsuits challenging the Mergers or the other transactions contemplated by the Merger Agreement, which may name us and/or our board of directors as defendants. We cannot assure you as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Mergers on the agreed-upon terms, such an injunction may delay the completion of the Mergers in the expected timeframe, or may prevent the Mergers from being completed altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.
Counterparties to certain of our agreements may have consent rights in connection with the Mergers.
We are party to certain agreements that give the counterparties to such agreements certain rights, including consent rights, in connection with “change in control” transactions or otherwise. Under certain of these agreements, the Mergers may constitute a “change in control” or otherwise give rise to consent rights and, therefore, the counterparties may assert their rights in connection with the Mergers, including in the case of indebtedness, acceleration of amounts due. Any such counterparty may request modifications of its agreements as a condition to granting a waiver or consent under those agreements, and there can be no assurance that such counterparties will not exercise their rights under the agreements, including termination rights where available. In addition, the failure to obtain consent under one agreement may be a default under other agreements and, thereby, trigger rights of the counterparties to such other agreements, including termination rights where available.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing acquisition proposal being at a lower price than it might otherwise be.
The Merger Agreement contains provisions that, subject to limited exceptions, restrict the Company’s ability to solicit or negotiate any alternative acquisition proposal. With respect to any written, bona fide acquisition proposal that the Company receives, Parent generally has an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before the Company’s board of directors may withdraw or modify its recommendation to stockholders in response to such acquisition proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such acquisition proposal. Upon termination of the Merger Agreement under certain circumstances relating to an acquisition proposal, the Company may be required to pay a termination fee of $260.0 million to Parent.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company’s business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the per share value proposed to be received or realized in the Mergers, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the Merger Agreement.
The chairman of our board of directors and our named executive officers have interests in seeing the Mergers completed that are different from, or in addition to, those of our other stockholders.
The chairman of our board of directors and our named executive officers have interests in the Mergers that are different from other stockholders of the Company. Some of these interests include:
•Each of Tom Thomas, a member of our board of directors, and Peter Thomas, Mr. Thomas’s brother, indirectly holds membership interests in the Beltway Entities through Peter Trust LP, a limited partnership in which Tom Thomas, Peter Thomas, and their siblings are the limited partners and Tom Thomas and Peter Thomas are the managing members of its general partner. In addition, each Beltway Entity is managed by Thomas & Mack Beltway, LLC, where Tom Thomas and Peter Thomas serve as the managing members. In connection with the consummation of the Land Purchase Agreement, Mr. Thomas and his immediate family members stand to receive $63.6 million in gross proceeds.
•Certain directors and members of management of Switch and certain affiliates and family members of the foregoing, as equityholders prior to Switch’s initial public offering, are parties to the TRA, as amended on May 11, 2022 (the “TRA Amendment”) and are entitled to receive payments pursuant to the TRA and the
Switch, Inc. | Q2 2022 Form 10-Q | 36

TRA Amendment in connection with the closing of the Mergers based on the fixed price of $0.37 per unit of limited liability company interest in Company Ltd. (each, a “Company Ltd. Common Unit”) established in the TRA Amendment. The estimated value of the payments that will be made to these individuals is approximately $27.5 million.
•Immediately prior to the effective time of the Mergers (the “Effective Time”) and as a result of the Merger, (a) each option to purchase shares of common stock with a per share exercise price that is less than the merger consideration of $34.25 per share (the “Merger Consideration”) that is outstanding and unexercised immediately prior to the Effective Time, whether vested or unvested, will be cancelled and converted into the right to receive a cash payment equal to the product of the Merger Consideration, net of the applicable per share exercise price, and the aggregate number of shares of our common stock subject to the option, subject to applicable withholding taxes or other amounts required by applicable law to be withheld, (b) each option to purchase shares of common stock with a per share exercise price that is equal to or greater than the Merger Consideration that is outstanding and unexercised immediately prior to the Effective Time, whether vested or unvested, will be cancelled for no consideration, (c) each award of restricted stock units covering shares of common stock that is outstanding immediately prior to the Effective Time will be cancelled and converted into the right to receive a cash payment equal to the product of the Merger Consideration and the aggregate number of shares subject to the award, plus any accrued and unpaid dividend equivalents with respect to such restricted stock unit award, and subject to applicable withholding taxes or other amounts required by applicable law to be withheld, (d) each award of performance-based restricted stock units covering shares of common stock that is outstanding immediately prior to the Effective Time will be cancelled and converted into the right to receive a cash payment equal to the product of the Merger Consideration and the number of shares of common stock subject to the performance-based restricted stock unit award immediately prior to the Effective Time as determined based on the actual achievement of performance goals under the applicable award agreement, plus any accrued and unpaid dividend equivalents with respect to such performance stock unit award, and subject to applicable withholding taxes or other amounts required by applicable law to be withheld and (e) each restricted share of our common stock that is outstanding immediately prior to the Effective Time will automatically become fully vested and converted into the right to receive a cash payment in an amount equal to the Merger Consideration, without interest. The estimated value of the payments that will be made to our current executive officers that are named executive officers at the Effective Time in respect of their outstanding options, restricted stock unit awards and performance stock unit awards is approximately $182.4 million, which is based on the number of outstanding awards held by such officers as of June 30, 2022 and based on the terms of the applicable award agreements and the Merger Agreement.
In addition, Switch has entered into executive severance agreements with each of its named executive officers, other than Melissa Young, that provide for severance benefits upon a severance-qualifying termination of employment. The severance benefits will be subject to the named executive officer’s execution of a general release of claims in favor of the Company and compliance with the post-employment confidentiality, non-disparagement, non-competition and non-solicitation obligations contained therein.
If the Merger Transactions are completed, our stockholders will forgo the opportunity to benefit from potential future appreciation in the value of the Company.
The Merger Agreement provides for the stockholders of record of the Company’s Class A common stock and Class B common stock to receive cash consideration of $34.25 per share, without interest, upon the closing of the DigitalBridge/IFM Transaction. If the DigitalBridge/IFM Transaction is consummated, our stockholders will no longer hold interests in the Company and, therefore, will not be entitled to benefit from any potential future appreciation in the value of the Company. In the absence of the DigitalBridge/IFM Transaction, we could have various opportunities to enhance the Company’s value, including, but not limited to, entering into a transaction that values the shares of our common stock higher than the value provided for in the Merger Agreement. Therefore, if the DigitalBridge/IFM Transaction is completed, stockholders will forgo future appreciation, if any, in the value of the Company and the opportunity to participate in any other potential transactions that may have resulted in a higher price per share than the price to be paid in the DigitalBridge/IFM Transaction.
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
In March 2022, we issued 46,694 shares of our Class A common stock to the former spouse of our Chief Executive Officer. The shares were issued in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the
Switch, Inc. | Q2 2022 Form 10-Q | 37

Securities Act of 1933, as amended (the “Securities Act”), on the basis that it did not involve a public offering. These shares of Class A common stock are restricted securities for purposes of Rule 144 under the Securities Act and are subject to certain requirements restricting the resale of such shares, including certain holding period requirements.
Item 6.Exhibits.

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated May 11, 2022, by and among Switch, Inc., Switch, Ltd., Sunshine Bidco Inc., Sunshine Merger Sub, Ltd., and Sunshine Parent Merger Sub Inc.	8-K	2.1	5/11/2022
3.1		Amended and Restated Articles of Incorporation of Switch, Inc.	8-K	3.1	10/11/2017
3.2		Amended and Restated Bylaws of Switch, Inc.	10-K	3.2	3/1/2021
10.1		Tax Receivable Agreement Amendment No. 1, dated May 11, 2022, by and among Switch, Inc., Switch, Ltd. and the members of Switch, Ltd. party thereto.	8-K	10.1	5/11/2022
31.1	*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statements
104	*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________________________________________
*    Filed herewith.
#    Furnished herewith.
Switch, Inc. | Q2 2022 Form 10-Q | 38

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Switch, Inc. (Registrant)

Date:	August 9, 2022	/s/ Gabe Nacht
Gabe Nacht Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)