Form 10-Q
period 2022-09-30
Switch, Inc.
filed 2022-11-09
CIK 1710583

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 1, 2022, the registrant had 157,953,097 shares of Class A common stock, 87,111,360 shares of Class B common stock, and no shares of Class C common stock outstanding.

Switch, Inc.

Part I.Financial Information.
Item 1.Financial Statements (Unaudited).

Switch, Inc. | Q3 2022 Form 10-Q | 1

Switch, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,251	$48,325
Restricted cash	—	1,890
Accounts receivable, net of allowance for credit losses of $379 and $361, respectively	30,536	18,368
Prepaid expenses	11,122	10,265
Swap asset, current portion	9,569	—
Other current assets, net of allowance for credit losses of $3	4,449	4,624
Total current assets	96,927	83,472
Property and equipment, net	2,500,213	2,237,059
Long-term deposit	39,056	13,504
Deferred income taxes	375,036	295,699
Intangible assets, net	121,952	125,758
Goodwill	106,350	106,350
Other assets, net of allowance for credit losses of $95 and $91, respectively	61,729	56,776
TOTAL ASSETS	$3,301,263	$2,918,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Long-term debt, current portion	$4,000	$4,000
Accounts payable	41,224	55,262
Accrued salaries and benefits	14,612	6,786
Accrued interest	8,120	8,577
Accrued expenses and other	29,910	18,285
Accrued construction payables	40,865	31,093
Deferred revenue, current portion	26,839	16,905
Customer deposits	16,976	16,335
Swap liability, current portion	—	8,062
Operating lease liability, current portion	3,983	3,281
Liabilities under tax receivable agreement, current portion	75,108	—
Total current liabilities	261,637	168,586
Long-term debt, net	1,890,375	1,611,962
Operating lease liability	31,143	32,157
Finance lease liability	57,080	57,376
Deferred revenue	26,765	25,921
Liabilities under tax receivable agreement	—	395,615
Other long-term liabilities	1,087	8,360
TOTAL LIABILITIES	2,268,087	2,299,977
Commitments and contingencies (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value per share, 10,000 shares authorized, none issued and outstanding	—	—
Class A common stock, $0.001 par value per share, 750,000 shares authorized, 156,960 and 145,187 shares issued and outstanding, respectively	157	145
Class B common stock, $0.001 par value per share, 300,000 shares authorized, 88,104 and 98,331 shares issued and outstanding, respectively	88	98
Class C common stock, $0.001 par value per share, 75,000 shares authorized, none issued and outstanding	—	—
Additional paid in capital	428,481	352,984
Retained earnings (accumulated deficit)	341,904	(23,022)
Accumulated other comprehensive loss	(568)	(568)
Total Switch, Inc. stockholders’ equity	770,062	329,637
Noncontrolling interest	263,114	289,004
TOTAL STOCKHOLDERS’ EQUITY	1,033,176	618,641
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,301,263	$2,918,618

The accompanying condensed notes are an integral part of these consolidated financial statements.
Switch, Inc. | Q3 2022 Form 10-Q | 2

Switch, Inc.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$174,467	$158,104	$507,261	$430,660
Cost of revenue	126,582	97,413	322,425	246,100
Gross profit	47,885	60,691	184,836	184,560
Selling, general and administrative expense	40,373	42,845	128,891	117,718
Income from operations	7,512	17,846	55,945	66,842
Other income (expense):
Interest expense, including $663, $689, $1,987, and $1,892, respectively, in amortization of debt issuance costs and original issue discount	(16,696)	(15,166)	(44,079)	(34,121)
Gain (loss) on swaps	8,830	(3,853)	24,832	(3,618)
Loss on extinguishment of debt	—	(146)	—	(146)
Equity in net losses of investments	—	(326)	—	(925)
Gain on sale of equity method investment	—	—	—	5,374
Gain on termination of tax receivable agreement	—	—	372,784	—
Other	531	500	1,412	4,092
Total other (expense) income	(7,335)	(18,991)	354,949	(29,344)
Income (loss) before income taxes	177	(1,145)	410,894	37,498
Income tax (expense) benefit	(409)	278	(6,452)	(4,287)
Net (loss) income	(232)	(867)	404,442	33,211
Less: net income (loss) attributable to noncontrolling interest	25	(498)	15,071	17,578
Net (loss) income attributable to Switch, Inc.	$(257)	$(369)	$389,371	$15,633

Net (loss) income per share (Note 9):
Basic	$(0.00)	$(0.00)	$2.58	$0.12
Diluted	$(0.00)	$(0.00)	$1.60	$0.12

Weighted average shares used in computing net (loss) income per share (Note 9):
Basic	154,778	136,292	150,855	131,067
Diluted	154,778	136,292	250,812	135,091

Other comprehensive loss:
Foreign currency translation adjustment, net of reclassification adjustment and tax of $0	—	—	—	(474)
Comprehensive (loss) income	(232)	(867)	404,442	32,737
Less: comprehensive income (loss) attributable to noncontrolling interest	25	(498)	15,071	17,165
Comprehensive (loss) income attributable to Switch, Inc.	$(257)	$(369)	$389,371	$15,572

The accompanying condensed notes are an integral part of these consolidated financial statements.

Switch, Inc. | Q3 2022 Form 10-Q | 3

Switch, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balances—December 31, 2021	145,187	$145	98,331	$98	$352,984	$(23,022)	$(568)	$289,004	$618,641
Net income	—	—	—	—	—	12,793	—	11,141	23,934
Equity-based compensation expense	—	—	—	—	6,681	—	—	—	6,681
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	957	1	—	—	(11,209)	—	—	(341)	(11,549)
Issuance of Class A common stock upon exercise of stock options	144	1	—	—	2,611	—	—	(167)	2,445
Dividends declared ($0.0525 per share)	—	—	—	—	—	(7,959)	—	—	(7,959)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,931)	(4,931)
Exchanges of noncontrolling interest for Class A common stock	2,558	2	(2,558)	(2)	7,766	—	—	(7,766)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	(16,841)	—	—	—	(16,841)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	15,294	—	—	—	15,294
Balances—March 31, 2022	148,846	149	95,773	96	357,286	(18,188)	(568)	286,940	625,715
Net income	—	—	—	—	—	376,835	—	3,905	380,740
Equity-based compensation expense	—	—	—	—	6,980	—	—	—	6,980
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	36	—	—	—	(2,533)	—	—	1,940	(593)
Issuance of Class A common stock upon exercise of stock options	195	—	—	—	3,555	—	—	(227)	3,328
Issuance of restricted stock awards	48	—	—	—	—	—	—	—	—
Dividends declared ($0.0525 per share)	—	—	—	—	—	(8,080)	—	—	(8,080)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,942)	(4,942)
Exchanges of noncontrolling interest for Class A common stock	1,642	2	(1,642)	(2)	4,245	—	—	(4,245)	—
Termination of tax receivable agreement	—	—	—	—	—	—	—	(35,436)	(35,436)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	23,439	—	—	—	23,439
Balances—June 30, 2022	150,767	$151	94,131	$94	$392,972	$350,567	$(568)	$247,935	$991,151

Switch, Inc. | Q3 2022 Form 10-Q | 4

Switch, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands)
(unaudited)

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balances—June 30, 2022	150,767	$151	94,131	$94	$392,972	$350,567	$(568)	$247,935	$991,151
Net income	—	—	—	—	—	(257)	—	25	(232)
Equity-based compensation expense	—	—	—	—	7,104	—	—	—	7,104
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	53	—	—	—	(1,825)	—	—	1,038	(787)
Issuance of Class A common stock upon exercise of stock options	113	—	—	—	2,036	—	—	(121)	1,915
Dividends declared ($0.0525 per share)	—	—	—	—	—	(8,406)	—	—	(8,406)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(4,625)	(4,625)
Exchanges of noncontrolling interest for Class A common stock	6,027	6	(6,027)	(6)	(18,862)	—	—	18,862	—
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	47,056	—	—	—	47,056
Balances—September 30, 2022	156,960	$157	88,104	$88	$428,481	$341,904	$(568)	$263,114	$1,033,176
Switch, Inc. | Q3 2022 Form 10-Q | 5

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
Switch, Inc. | Q3 2022 Form 10-Q | 6

Switch, Inc.
Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands)
(unaudited)

	Switch, Inc. Stockholders’ Equity
	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Stockholders’ Equity
Balances—June 30, 2021	131,090	$131	110,638	$111	$295,785	$2,733	$18	$323,548	$622,326
Net income	—	—	—	—	—	(369)	—	(498)	(867)
Equity-based compensation expense	—	—	—	—	6,731	—	—	322	7,053
Issuance of Class A common stock upon settlement of restricted stock units, net of shares withheld for tax	55	—	—	—	(1,113)	—	—	590	(523)
Issuance of Class A common stock upon exercise of stock options	215	—	—	—	2,780	—	—	878	3,658
Issuance of restricted stock awards	6	—	—	—	—	—	—	—	—
Dividends declared ($0.0525 per share)	—	—	—	—	—	(7,384)	—	—	(7,384)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,487)	(5,487)
Exchanges of noncontrolling interest for Class A common stock	6,123	6	(6,123)	(6)	14,917	—	—	(14,917)	—
Recognition of tax receivable agreement liability resulting from exchanges of noncontrolling interest for Class A common stock	—	—	—	—	(32,694)	—	—	—	(32,694)
Net deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	—	—	—	—	27,576	—	—	—	27,576
Balances—September 30, 2021	137,489	$137	104,515	$105	$313,982	$(5,020)	$18	$304,436	$613,658

The accompanying condensed notes are an integral part of these consolidated financial statements.
Switch, Inc. | Q3 2022 Form 10-Q | 7

Switch, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$404,442	$33,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	147,886	125,214
Amortization of customer relationships	4,687	1,979
Loss on disposal of property and equipment	586	211
Deferred income taxes	6,452	4,287
Amortization of debt issuance costs and original issue discount	1,987	1,892
Credit loss expense	207	52
Unrealized gain on swaps	(30,322)	(9,292)
Loss on extinguishment of debt	—	146
Equity in net losses on investments	—	925
Gain on termination of tax receivable agreement	(372,784)	—
Gain on sale of equity method investment	—	(5,374)
Equity-based compensation	20,765	21,878
Amortization of portfolio energy credits	1,261	315
Cost of revenue for sales-type leases	—	150
Changes in operating assets and liabilities:
Accounts receivable	(12,770)	(5,950)
Prepaid expenses	(857)	1,442
Other current assets	(534)	(599)
Other assets	3,271	(2,192)
Accounts payable	3,208	10,882
Accrued salaries and benefits	7,826	8,781
Accrued interest	(457)	1,071
Accrued expenses and other	15,098	5,762
Deferred revenue	10,778	3,992
Customer deposits	641	1,436
Operating lease liabilities	(2,050)	(3,565)
Other long-term liabilities	(348)	(387)
Net cash provided by operating activities	208,973	196,267
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of a business, net of cash acquired	(3,678)	(409,094)
Acquisition of property and equipment	(438,351)	(331,659)
Purchase of portfolio energy credits	(1,958)	(2,252)
Purchase of equity method investment	—	(2,200)
Proceeds from sale of equity method investment	—	4,900
Proceeds from sale of property and equipment	409	2,033
Net cash used in investing activities	(443,578)	(738,272)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings, net of original issue discount	280,000	556,250
Payment of debt issuance costs	—	(4,822)
Repayment of borrowings, including finance lease liabilities	(3,095)	(20,105)
Change in long-term deposit	(6,865)	(3,835)
Payment of tax withholdings upon settlement of restricted stock unit awards	(13,533)	(6,492)
Proceeds from exercise of stock options	7,688	6,728
Dividends paid to Class A common stockholders	(23,959)	(20,137)
Distributions paid to noncontrolling interest	(14,595)	(17,093)
Net cash provided by financing activities	225,641	490,494
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(8,964)	(51,511)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—Beginning of period	50,215	90,719
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH—End of period	$41,251	$39,208

Switch, Inc. | Q3 2022 Form 10-Q | 8

Switch, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest, net of amounts capitalized	$42,834	$31,473
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING INFORMATION:
(Decrease) increase in liabilities incurred to acquire property and equipment	$(7,730)	$10,526
(Decrease) increase in accrued construction payables incurred related to long-term deposit	$(2,356)	$3,138
Increase in liabilities related to remaining purchase price for the acquisition of a business	$—	$6,507
Increase (decrease) in noncontrolling interest as a result of exchanges for Class A common stock	$6,851	$(46,482)
Recognition of liabilities under tax receivable agreement	$52,277	$80,144
Increase in deferred tax asset resulting from changes in outside basis difference on investment in Switch, Ltd.	$85,789	$65,019
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,817	$7,380
Decrease in distributions payable on unvested common units	$(97)	$(378)
Increase in dividends payable on unvested restricted stock units	$486	$525
Dividends payable settled with shares of Class A common stock	$604	$342
Increase in liabilities related to purchase of portfolio energy credits	$184	$175
RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH:
Cash and cash equivalents	$41,251	$35,240
Restricted cash	—	3,968
Total cash, cash equivalents, and restricted cash	$41,251	$39,208

The accompanying condensed notes are an integral part of these consolidated financial statements.
Switch, Inc. | Q3 2022 Form 10-Q | 9

Switch, Inc.
Condensed Notes to Consolidated Financial Statements
(unaudited)

Switch, Inc. | Q3 2022 Form 10-Q | 10

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
On August 4, 2022, Switch, Inc.’s stockholders voted to approve the Mergers and the other transactions contemplated by the Merger Agreement at a special meeting of stockholders held for that purpose. The Mergers and the other transactions contemplated by the Merger Agreement (collectively, the “DigitalBridge/IFM Transaction”) are subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals and the satisfaction or waiver of the other conditions to the Mergers described in the Merger Agreement. The Mergers are expected to close during the fourth quarter of 2022. Upon completion of the DigitalBridge/IFM Transaction, the Company will no longer be traded or listed on any public securities exchange.
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
Management believes that the accompanying consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of these consolidated financial statements. The consolidated results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022, or for any other future annual or interim period.
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
Switch, Inc. | Q3 2022 Form 10-Q | 11

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
Concentration of Credit and Other Risks
Although the Company operates primarily in Nevada, realization of its receivables and its future operations and cash flows could be affected by adverse economic conditions, both regionally and elsewhere in the United States. The Company’s largest customer and its affiliates comprised 13% of the Company’s revenue during each of the three months ended September 30, 2022, and 2021, and 13% and 15% of the Company’s revenue during the nine months ended September 30, 2022, and 2021, respectively. Three customers accounted for 10% or more of total receivables, including net investments in sales-type leases, as of September 30, 2022. One customer accounted for 10% or more of total receivables, including net investments in sales-type leases, as of December 31, 2021.
Revenue Recognition
Contract Balances
The opening and closing balances of the Company’s contract assets, net of allowance for credit losses, and deferred revenue are as follows:

	Contract Assets, Current Portion(1)	Contract Assets(2)	Deferred Revenue, Current Portion(3)	Deferred Revenue(4)
	(in thousands)
December 31, 2021	$190	$4,262	$16,905	$25,921
September 30, 2022	190	4,353	26,839	26,765
Change	$—	$91	$9,934	$844
________________________________________
(1)Amounts are included within other current assets on the Company’s consolidated balance sheets.
(2)Amounts are included within other assets on the Company’s consolidated balance sheets.
(3)Amounts include $4.1 million and $1.4 million of deferred revenue related to leases as of September 30, 2022 and December 31, 2021, respectively.
(4)Amounts include $4.9 million and $2.8 million of deferred revenue related to leases as of September 30, 2022 and December 31, 2021, respectively.
The differences between the opening and closing balances of the Company’s deferred revenue primarily result from timing differences between the Company’s satisfaction of performance obligations and the associated customer payments. Revenue recognized from the balance of deferred revenue as of December 31, 2021 was $2.3 million and $6.7 million during the three and nine months ended September 30, 2022, respectively. For the three and nine
Switch, Inc. | Q3 2022 Form 10-Q | 12

months ended September 30, 2022, no impairment losses related to contract assets were recognized on the consolidated statement of comprehensive (loss) income.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized in future periods. These amounts totaled $841.1 million as of September 30, 2022, 49%, 40%, and 9% of which is expected to be recognized over the next year, one to three years, and three to five years, respectively, with the remainder recognized thereafter. The remaining performance obligations do not include estimates of variable consideration related to unsatisfied performance obligations, such as the usage of metered power, or any contracts that could be terminated without significant penalties.
Fair Value Measurements
Information about the Company’s financial assets and liabilities measured at fair value on a recurring basis is presented below:

		September 30, 2022
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Assets:
Cash equivalents	Cash and cash equivalents	$10,793	$10,793	$—	$—
Power swaps	Swap asset, current portion	$2,428	$—	$2,428	$—
Power swaps	Other assets	$1,155	$—	$1,155	$—
Interest rate swaps	Swap asset, current portion	$7,141	$—	$7,141	$—
Interest rate swaps	Other assets	$4,830	$—	$4,830	$—

		December 31, 2021
	Balance Sheet Classification	Carrying Value	Level 1	Level 2	Level 3
		(in thousands)
Assets:
Cash equivalents	Cash and cash equivalents	$17,959	$17,959	$—	$—
Liabilities:
Interest rate swaps	Swap liability, current portion	$8,062	$—	$8,062	$—
Interest rate swaps	Other long-term liabilities	$6,706	$—	$6,706	$—
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
Switch, Inc. | Q3 2022 Form 10-Q | 13

from derivatives not designated as hedging instruments are classified in accordance with the nature of the derivative instrument and how it is used in the context of the Company’s business.
The Company enters into interest rate swap agreements to manage its interest rate risk associated with variable-rate borrowings. In January and February 2019, Switch, Ltd. entered into four interest rate swap agreements; whereby, Switch, Ltd. will pay a weighted average fixed interest rate (excluding the applicable interest margin) of 2.48% on notional amounts corresponding to borrowings of $400.0 million in exchange for receipts on the same notional amount at a variable interest rate based on the applicable LIBOR at the time of payment. The interest rate swap agreements mature in June 2024 and are not designated as hedging instruments. Resulting gains and losses from these derivatives, inclusive of periodic net settlement amounts, were recorded in gain (loss) on swaps on the consolidated statements of comprehensive (loss) income. The Company recorded gains on interest rate swaps of $7.2 million and $22.3 million for the three and nine months ended September 30, 2022, respectively. The Company recorded a loss on interest rate swaps of $1.1 million for the three months ended September 30, 2021 and a gain on interest rate swaps of $1.3 million for the nine months ended September 30, 2021.
The Company enters into power swap agreements to manage its exposure to adverse changes in the price of power. In March and April 2022, Switch, Ltd. entered into four power swap agreements comprising power paid at fixed prices in exchange for receipts on power sales based on the variable prices at the time of settlement. Three power swap agreements matured in September 2022 and the remaining agreement matures in September 2024. The power swap agreements are not designated as hedging instruments. Resulting gains and losses from these derivatives, inclusive of periodic net settlement amounts, were recorded in gain (loss) on swaps on the consolidated statements of comprehensive (loss) income. The Company recorded gains on power swaps of $1.6 million and $2.5 million for the three and nine months ended September 30, 2022. The Company recorded losses on power swaps of $2.8 million and $4.9 million for the three and nine months ended September 30, 2021, respectively, as a result of power swap agreements entered into in June 2021, which matured in August 2021.
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
3. Property and Equipment, Net
Property and equipment, net consists of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
Land and land improvements	$341,753	$322,808
Buildings, building improvements, and leasehold improvements	771,919	695,378
Substation equipment	24,984	19,780
Data center equipment	1,719,433	1,559,241
Vehicles	2,265	2,045
Core network equipment	47,130	43,086
Fiber facilities	15,692	14,647
Computer equipment, furniture and fixtures	57,168	53,194
Finance lease right-of-use assets	75,933	75,933
Construction in progress	458,731	319,623
Property and equipment, gross	3,515,008	3,105,735
Less: accumulated depreciation and amortization	(1,014,795)	(868,676)
Property and equipment, net	$2,500,213	$2,237,059
Accumulated amortization for finance lease right-of-use assets totaled $18.4 million and $16.7 million as of September 30, 2022 and December 31, 2021, respectively.
During the nine months ended September 30, 2022 and 2021, capitalized interest was $9.4 million and $4.7 million, respectively.
Switch, Inc. | Q3 2022 Form 10-Q | 14

Total depreciation and amortization of property and equipment recognized on the consolidated statements of comprehensive (loss) income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$49,417	$44,045	$144,036	$122,000
Selling, general and administrative expense	1,127	1,093	3,850	3,214
Total depreciation and amortization of property and equipment	$50,544	$45,138	$147,886	$125,214
4. Long-Term Debt
Long-term debt consists of the following:

	September 30,	December 31,
	2022	2021
	(in thousands)
3.75% senior unsecured notes, due September 2028	$600,000	$600,000
4.125% senior unsecured notes, due June 2029	500,000	500,000
Term loan facility, interest paid at the defined LIBOR rate plus applicable interest margin (5.08% and 2.10% at September 30, 2022 and December 31, 2021, respectively), due July 2028	396,000	399,000
Revolving credit facility, interest paid at the defined LIBOR rate plus applicable interest margin (4.83% and 1.85% at September 30, 2022 and December 31, 2021, respectively), due July 2026	410,000	130,000
Long-term debt, gross	1,906,000	1,629,000
Less: unamortized debt issuance costs and original issue discount	(11,625)	(13,038)
	1,894,375	1,615,962
Less: long-term debt, current	(4,000)	(4,000)
Long-term debt, net	$1,890,375	$1,611,962
As of September 30, 2022, the Company had $83.1 million of available borrowing capacity under its revolving credit facility, net of outstanding letters of credit.
The estimated fair value of the Company’s long-term debt as of September 30, 2022 and December 31, 2021 was approximately $1.90 billion and $1.65 billion, respectively, compared to its carrying value, excluding debt issuance costs and original issue discount, of $1.91 billion and $1.63 billion, respectively. The estimated fair value of the Company’s long-term debt was based on Level 2 inputs using quoted market prices on or about September 30, 2022 and December 31, 2021, respectively.
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
In May 2022, in connection with the execution of the Merger Agreement, Switch, Ltd. entered into a purchase and sale agreement with entities in which a member of the Company’s Board of Directors has beneficial ownership interests for the acquisition of land and a data center building currently being leased from these entities for a total purchase price of $300.0 million, of which $21.0 million was paid as a nonrefundable deposit and recorded in long-term deposit on the consolidated balance sheet as of September 30, 2022. Pursuant to the purchase and sale agreement, the closing on the acquisition of the purchased property will be conditioned upon, among other things, the consummation of the Mergers.

Switch, Inc. | Q3 2022 Form 10-Q | 15

Operating Leases
During the three months ended September 30, 2022 and 2021, lease costs related to operating leases were $1.9 million and $2.0 million, respectively. During the nine months ended September 30, 2022 and 2021, lease costs related to operating leases were $5.7 million and $5.4 million, respectively. Related party lease costs included in these amounts were $0.9 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively, and $3.2 million and $3.6 million for the nine months ended September 30, 2022 and 2021, respectively.
Legal Proceedings
Seven lawsuits were filed by purported stockholders of the Company relating to the Mergers: Palkon v. Rob Roy et al., Case No. A-22-853216-B (Nev. Eight Jud. Dist. Ct., May 26, 2022) (the “Palkon Action”), O’Dell v. Switch, Inc., et al., Civil Action No. 1:22-cv-05246 (S.D.N.Y. June 22, 2022) (the “O’Dell Action”), Bushansky v. Switch, Inc. et al., Civil Action No. 1:22-cv-05347 (S.D.N.Y June 24, 2022) (the “Bushansky Action”), Brown v. Switch, Inc. et al., Civil Action No. 1:22-cv-05360 (S.D.N.Y June 24, 2022) (the “Brown Action”), Redfield v. Switch, Inc., et al., Civil Action No. 1:22-cv-05518 (S.D.N.Y. June 28, 2022) (the “Redfield Action”), Waterman v. Switch, Inc. et al., Civil Action No. 1:22-cv-05523 (S.D.N.Y. June 29, 2022) (the “Waterman Action”), and Wilhelm v. Switch, Inc. et al., Civil Action No. 1:22-cv-05785 (S.D.N.Y. July 7, 2022) (the “Wilhelm Action”, and collectively with the Palkon Action, the O’Dell Action, the Bushansky Action, the Brown Action, the Redfield Action and the Waterman Action, the “Actions”). Six of the seven Actions were dismissed as further described below.
The Palkon Action names as defendants the Company’s Board of Directors, DigitalBridge, IFM Investors Pty Ltd, and certain affiliates of the Company and alleges, among other things, that the Company’s Board of Directors breached their fiduciary duties in approving the Mergers, and that DigitalBridge, IFM Investors Pty Ltd, and the certain affiliates of the Company named as defendants aided and abetted such breaches. Upon stipulation of the Parties, the Court ordered that the plaintiff must file an amended complaint on or before November 17, 2022. The defendants’ responses to the amended complaint are due sixty (60) days after the amended complaint is filed. If the defendants respond to the amended complaint by motion(s), the plaintiff must file any opposition(s) within sixty (60) days thereafter, and the defendants must file any replies within thirty (30) days after the plaintiff’s opposition(s) are filed.
The O’Dell Action, the Bushansky Action, and the Brown Action name as defendants the Company and its Board of Directors, and allege, among other things, that the Preliminary Proxy Statement on Schedule 14A of the Company filed on June 16, 2022 (the “Preliminary Proxy Statement”) omits material information with respect to the Mergers, rendering the Preliminary Proxy Statement false and misleading in violation of Sections 14(a) and 20(a) of the Exchange Act. The Redfield Action, the Waterman Action, and the Wilhelm Action allege similar disclosure deficiencies with respect to the Definitive Proxy Statement filed by the Company on Schedule 14A on June 27, 2022 (the “Definitive Proxy Statement”). The Actions seek, among other relief, an order enjoining the Mergers or rescission if the Mergers are consummated. The Bushansky Action, Redfield Action, Waterman Action, and Wilhelm Action were dismissed without prejudice on August 11, 2022. The O’Dell Action was dismissed with prejudice on August 11, 2022. The Brown Action was dismissed without prejudice on October 18, 2022.
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

Switch, Inc. | Q3 2022 Form 10-Q | 16

6. Income Taxes
The Company recorded net increases in deferred tax assets of $47.1 million and $27.6 million during the three months ended September 30, 2022 and 2021, respectively, and $85.8 million and $65.0 million during the nine months ended September 30, 2022 and 2021, respectively, with a corresponding increase to additional paid in capital, inclusive of the impact of the $75.1 million liability recorded in connection with the executed amendment to the tax receivable agreement as noted below, resulting from changes in the outside basis difference on Switch, Inc.’s investment in Switch, Ltd. The Company has determined that it is more-likely-than-not that it will be able to realize this deferred tax asset in the future, inclusive of any potential effects of the Merger Agreement.
Tax Receivable Agreement
The Company has recorded a liability under the tax receivable agreement of $75.1 million and $395.6 million as of September 30, 2022 and December 31, 2021, respectively, of which $45.0 million and $190.7 million is owed to certain named executive officers of the Company, certain members of its Board of Directors, and certain beneficial owners of more than 5% of the Company’s Class A or Class B common stock (and immediate family members of the foregoing) as of September 30, 2022 and December 31, 2021, respectively. The tax receivable agreement provided for the payment of 85% of the amount of the tax benefits, if any, that Switch, Inc. was deemed to realize as a result of increases in the tax basis of its ownership in Switch, Ltd. related to exchanges of noncontrolling interest for Class A common stock.
Concurrent with the execution of the Merger Agreement in May 2022, the Company executed an amendment to the tax receivable agreement, which provides that in exchange for the termination of the tax receivable agreement, each member party thereto is entitled to receive a payment in cash of $0.37 per Common Unit on the earlier of the closing of a change of control transaction, as defined by the tax receivable agreement, or December 31, 2022. Accordingly, during the nine months ended September 30, 2022, a gain on termination of tax receivable agreement of $372.8 million, with no corresponding tax impact, was recorded on the consolidated statements of comprehensive (loss) income and $35.4 million was recorded to noncontrolling interest for Common Units not yet exchanged.
7. Equity-Based Compensation
Total equity-based compensation recognized on the consolidated statements of comprehensive (loss) income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$521	$560	$1,551	$1,747
Selling, general and administrative expense	6,583	6,493	19,214	20,131
Total equity-based compensation	$7,104	$7,053	$20,765	$21,878
Switch, Inc. | Q3 2022 Form 10-Q | 17

8. Noncontrolling Interest
Ownership
Switch, Inc. owns an economic interest in Switch, Ltd., where “economic interest” means the right to receive any distributions, whether cash, property, or securities of Switch, Ltd., in connection with Common Units. Switch, Inc. presents interest held by noncontrolling interest holders within noncontrolling interest in the consolidated financial statements. During the nine months ended September 30, 2022 and 2021, Switch, Inc. issued an aggregate of 10.2 million shares and 17.1 million shares, respectively, of Class A common stock to members in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of Switch, Inc.’s Class B common stock. Such retired shares of Class B common stock may not be reissued. The redemptions occurred pursuant to the terms of the Switch operating agreement entered into in connection with the Company’s IPO.
The ownership of the Common Units is summarized as follows:

	September 30, 2022		December 31, 2021
	Units (in thousands)	Ownership %	Units (in thousands)	Ownership %
Switch, Inc.’s ownership of Common Units(1)	156,912	64.0%	145,116	59.6%
Noncontrolling interest holders’ ownership of Common Units	88,104	36.0%	98,331	40.4%
Total Common Units	245,016	100.0%	243,447	100.0%
________________________________________
(1)Common Units held by Switch, Inc. exclude 48,000 and 71,000 Common Units underlying unvested restricted stock awards as of September 30, 2022 and December 31, 2021, respectively.
The Company uses the weighted average ownership percentages during the period to calculate the income or loss before income taxes attributable to Switch, Inc. and the noncontrolling interest holders of Switch, Ltd.
Switch, Inc. | Q3 2022 Form 10-Q | 18

9. Net (Loss) Income Per Share
The following table sets forth the calculation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Net (loss) income per share:
Numerator—basic:
Net (loss) income attributable to Switch, Inc.—basic	$(257)	$(369)	$389,371	$15,633
Numerator—diluted:
Net (loss) income attributable to Switch, Inc.—basic	$(257)	$(369)	$389,371	$15,633
Effect of dilutive securities:
Shares of Class B and Class C common stock	—	—	11,801	—
Net (loss) income attributable to Switch, Inc.—diluted	$(257)	$(369)	$401,172	$15,633
Denominator—basic:
Weighted average shares outstanding—basic	154,778	136,292	150,855	131,067
Net (loss) income per share—basic	$(0.00)	$(0.00)	$2.58	$0.12
Denominator—diluted:
Weighted average shares outstanding—basic	154,778	136,292	150,855	131,067
Weighted average effect of dilutive securities:
Stock options	—	—	4,656	2,510
Restricted stock units	—	—	1,380	1,431
Dividend equivalent units	—	—	29	44
Restricted stock awards	—	—	38	39
Performance-vesting restricted stock units	—	—	92	—
Shares of Class B and Class C common stock	—	—	93,762	—
Weighted average shares outstanding—diluted	154,778	136,292	250,812	135,091
Net (loss) income per share—diluted	$(0.00)	$(0.00)	$1.60	$0.12
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Stock options(1)	8,111	8,641	—	—
Restricted stock units(1)	2,703	3,484	—	200
Dividend equivalent units(1)	32	41	—	—
Restricted stock awards(1)	48	71	—	6
Performance-vesting restricted stock units(1)	498	277	226	277
Shares of Class B and Class C common stock(2)	88,104	104,515	—	104,515
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

Switch, Inc. | Q3 2022 Form 10-Q | 19

10. Segment Reporting
The Company’s chief operating decision maker is its Chief Executive Officer. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. All of the Company’s assets are maintained in the United States, although the Company holds an equity method investment in an entity with foreign operations. The Company derives almost all of its revenue from sales to customers in the United States, based upon the billing address of the customer. Revenue derived from customers outside the United States, based upon the billing address of the customer, was less than 2% of revenue for each of the three and nine months ended September 30, 2022 and 2021.
The Company’s revenue is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Colocation	$139,751	$125,945	$405,472	$347,544
Connectivity	31,861	29,305	93,302	76,101
Other	2,855	2,854	8,487	7,015
Total revenue	$174,467	$158,104	$507,261	$430,660
11. Subsequent Events
In October and November 2022, the Company borrowed an aggregate of $40.0 million under its revolving credit facility.
In October and November 2022, Switch, Inc. issued an aggregate of 0.3 million and 0.7 million shares, respectively, of Class A common stock to members in connection with such members’ redemptions of an equivalent number of Common Units and corresponding cancellation and retirement of an equivalent number of shares of Class B common stock. Such retired shares of Class B common stock may not be reissued. The redemptions occurred pursuant to the terms of the Switch operating agreement entered into in connection with the Company’s IPO.
In November 2022, Switch, Inc.’s Board of Directors declared a dividend of $0.0525 per share of Class A common stock, for a total estimated to be $8.3 million, to be paid on December 1, 2022 to holders of record as of November 21, 2022. Prior to the payment of this dividend, Switch, Ltd. will make a cash distribution to all holders of record of Common Units, including Switch, Inc., of $0.0525 per Common Unit, for a total estimated to be $12.9 million.
Switch, Inc. | Q3 2022 Form 10-Q | 20

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
Switch, Inc. | Q3 2022 Form 10-Q | 21

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
Growth and Expansion Activities. Our future revenue growth will depend on our ability to maintain our existing revenue base while expanding and increasing utilization at our existing and developing Prime Campus locations. Our existing Prime Campus locations currently encompass 17 colocation facilities with an aggregate of up to 5.4 million GSF of space and up to 558 megawatts of power. As of September 30, 2022, the utilization rates at these Prime Campuses, based on currently available cabinets, were approximately 97%, 98%, 96%, 100%, and 76% at The Core Campus, The Citadel Campus, The Pyramid Campus, The Keep Campus, and The Rock Campus, respectively. Each of our existing Primes has room for further expansion. We may be unable to attract customers to our data centers or retain them for a number of reasons, including if we fail to provide competitive pricing terms, provide space that is deemed to be inferior to that of our competitors or are unable to provide services that our existing and potential customers desire.
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
Switch, Inc. | Q3 2022 Form 10-Q | 22

resources, including clean and renewable energy. Our brand or reputation could be adversely affected if we are unable to operate our data centers with 100% clean and renewable energy.
Capital Expenditures. Our growth and expansion initiatives require significant capital. The costs of constructing, developing, operating and maintaining data centers, and growing our operations are substantial. While we strive to match the growth of our facilities to the demand for services, we still must spend significant amounts before we receive any revenue. If we are unable to generate sufficient capital to meet our anticipated capital requirements, our growth could slow and operations could be adversely affected. Our maintenance capital expenditures were $4.0 million for the nine months ended September 30, 2022.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)
Recurring revenue	$171,040	$153,932	$496,767	$420,331
Capital expenditures	$152,404	$135,873	$438,351	$331,659
Adjusted EBITDA	$69,480	$76,894	$240,834	$229,305
Adjusted EBITDA margin	39.8%	48.6%	47.5%	53.2%
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
The following table sets forth a reconciliation of recurring revenue to total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Recurring revenue	$171,040	$153,932	$496,767	$420,331
Non-recurring revenue	3,427	4,172	10,494	10,329
Revenue	$174,467	$158,104	$507,261	$430,660
Capital Expenditures
We define capital expenditures as cash purchases of property and equipment during a particular period. We believe that capital expenditures is a useful metric because it provides information regarding the growth of our technology infrastructure platform and the potential to expand our services and add new customers.

Switch, Inc. | Q3 2022 Form 10-Q | 23

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
The following table sets forth a reconciliation of our net (loss) income to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net (loss) income	$(232)	$(867)	$404,442	$33,211
Interest expense	16,696	15,166	44,079	34,121
Interest income(1)	(63)	(36)	(143)	(113)
Income tax expense (benefit)	409	(278)	6,452	4,287
Depreciation and amortization of property and equipment	50,544	45,138	147,886	125,214
Amortization of customer relationships	1,562	1,562	4,687	1,979
Loss on disposal of property and equipment	348	32	586	211
Equity-based compensation	7,104	7,053	20,765	21,878
(Gain) loss on swaps	(8,830)	3,853	(24,832)	3,618
Litigation expense(2)	213	4,717	428	4,717
REIT and related restructuring/strategic initiatives(2)	1,729	—	9,268	—
Gain on termination of tax receivable agreement	—	—	(372,784)	—
Loss on extinguishment of debt	—	146	—	146
Equity in net losses of investments	—	326	—	925
Acquisition-related costs(2)	—	82	—	4,485
Gain on sale of equity method investment	—	—	—	(5,374)
Adjusted EBITDA	$69,480	$76,894	$240,834	$229,305
________________________________________
(1)Interest income is included in the “Other” line of other income (expense) in our consolidated statements of comprehensive (loss) income.
(2)Litigation expense, REIT and related restructuring/strategic initiatives, and acquisition-related costs are included in the “Selling, general and administrative expense” line in our consolidated statements of comprehensive (loss) income.
Switch, Inc. | Q3 2022 Form 10-Q | 24

Components of Results of Operations
Revenue
During each of the three and nine months ended September 30, 2022 and 2021, we derived more than 97% of our revenue from recurring revenue streams, consisting primarily of (1) colocation, which includes the licensing and leasing of cabinet space and power and (2) connectivity services, which include cross-connects, broadband services and external connectivity. The remainder of our revenue is from non-recurring revenue, which primarily includes installation services related to a customer’s initial deployment. The majority of our revenue contracts are classified as licenses, with the exception of certain contracts that contain lease components. Based on the current growth stage of our business, we expect increases in revenue to be driven primarily by increases in volume, rather than changes in the prices we charge to our customers.
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

Switch, Inc. | Q3 2022 Form 10-Q | 25

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
Gain on Termination of Tax Receivable Agreement
Gain on termination of tax receivable agreement consists of the gain resulting from amending the tax receivable agreement to provide that in exchange for the termination of the tax receivable agreement, each member party thereto is entitled to receive a payment in cash of $0.37 per common unit of Switch, Ltd. (“Common Unit”) on the earlier of the closing of a change of control, as defined by the tax receivable agreement, or December 31, 2022.
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
Switch, Inc. | Q3 2022 Form 10-Q | 26

Results of Operations
The following table sets forth our results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$174,467	$158,104	$507,261	$430,660
Cost of revenue	126,582	97,413	322,425	246,100
Gross profit	47,885	60,691	184,836	184,560
Selling, general and administrative expense	40,373	42,845	128,891	117,718
Income from operations	7,512	17,846	55,945	66,842
Other income (expense):
Interest expense, including amortization of debt issuance costs and original issue discount	(16,696)	(15,166)	(44,079)	(34,121)
Gain (loss) on swaps	8,830	(3,853)	24,832	(3,618)
Loss extinguishment of debt	—	(146)	—	(146)
Equity in net losses of investments	—	(326)	—	(925)
Gain on sale of equity method investment	—	—	—	5,374
Gain on termination of tax receivable agreement	—	—	372,784	—
Other	531	500	1,412	4,092
Total other (expense) income	(7,335)	(18,991)	354,949	(29,344)
Income (loss) before income taxes	177	(1,145)	410,894	37,498
Income tax (expense) benefit	(409)	278	(6,452)	(4,287)
Net (loss) income	(232)	(867)	404,442	33,211
Less: net income (loss) attributable to noncontrolling interest	25	(498)	15,071	17,578
Net (loss) income attributable to Switch, Inc.	$(257)	$(369)	$389,371	$15,633

Switch, Inc. | Q3 2022 Form 10-Q | 27

The following table sets forth the consolidated statements of income (loss) data presented as a percentage of revenue. Amounts may not sum due to rounding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Consolidated Statements of Operations Data:
Revenue	100%	100%	100%	100%
Cost of revenue	73	62	64	57
Gross profit	27	38	36	43
Selling, general and administrative expense	23	27	25	27
Income from operations	4	11	11	16
Other income (expense):
Interest expense, including amortization of debt issuance costs and original issue discount	(10)	(10)	(9)	(8)
Gain (loss) on swaps	5	(2)	5	(1)
Loss on extinguishment of debt	—	—	—	—
Equity in net losses of investments	—	—	—	—
Gain on sale of equity method investment	—	—	—	1
Gain on termination of tax receivable agreement	—	—	73	—
Other	—	—	—	1
Total other (expense) income	(4)	(12)	70	(7)
Income (loss) before income taxes	—	(1)	81	9
Income tax (expense) benefit	—	—	(1)	(1)
Net (loss) income	—	(1)	80	8
Less: net income (loss) attributable to noncontrolling interest	—	—	3	4
Net (loss) income attributable to Switch, Inc.	—%	—%	77%	4%
Comparison of the Three Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Colocation	$139,751	$125,945	$13,806	11%
Connectivity	31,861	29,305	2,556	9%
Other	2,855	2,854	1	—%
Revenue	$174,467	$158,104	$16,363	10%
Revenue increased by $16.4 million, or 10%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Of the overall increase, 16% was attributable to revenue from new customers initiating service after September 30, 2021, and the remaining 84% was attributable to increased revenue from existing customers.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$126,582	$97,413	$29,169	30%
Gross margin	27.4%	38.4%
Switch, Inc. | Q3 2022 Form 10-Q | 28

Cost of revenue increased by $29.2 million, or 30%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase was primarily attributable to increases of $22.2 million in facilities costs due to increased power costs and $5.4 million in depreciation and amortization expense due to additional property and equipment being placed into service. Accordingly, gross margin decreased by 1,100 basis points for the three months ended September 30, 2022, compared to the three months ended September 30, 2021.
Selling, General and Administrative Expense

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Selling, general and administrative expense	$40,373	$42,845	$(2,472)	(6)%
Selling, general and administrative expense decreased by $2.5 million, or 6%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The decrease was primarily attributable to a decrease of $3.4 million in professional fees, partially offset by an increase of $1.0 million in real estate and personal property taxes.
Other Income (Expense)

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(16,696)	$(15,166)	$(1,530)	10%
Gain (loss) on swaps	8,830	(3,853)	12,683	NM
Loss on extinguishment of debt	—	(146)	146	(100)%
Equity in net losses of investments	—	(326)	326	(100)%
Other	531	500	31	6%
Total other expense	$(7,335)	$(18,991)	$11,656	(61)%
________________________________________
NM - Not meaningful
Interest Expense
Interest expense increased by $1.5 million, or 10%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, primarily due to increases in our weighted average debt outstanding from our revolving credit facility and our weighted average interest rate from 3.42% during the three months ended September 30, 2021 to 4.15% during the three months ended September 30, 2022.
Gain (Loss) on Swaps
During the three months ended September 30, 2022, we incurred a gain on swaps of $8.8 million, compared to a loss on swaps of $3.9 million for the three months ended September 30, 2021. The current period was driven by gains of $7.2 million on interest rate swaps due to the fluctuation in market interest rates and $1.6 million on power swaps due to the fluctuation in the price of power.
Income Tax (Expense) Benefit

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Income tax (expense) benefit	$(409)	$278	$(687)	(247)%
During the three months ended September 30, 2022, we incurred income tax expense of $0.4 million compared to an income tax benefit of $0.3 million during the three months ended September 30, 2021. Income tax expense and benefit are driven by our allocable share of Switch, Ltd.’s income before income taxes.
Switch, Inc. | Q3 2022 Form 10-Q | 29

Net Income (Loss) Attributable to Noncontrolling Interest

	Three Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Net income (loss) attributable to noncontrolling interest	$25	$(498)	$523	(105)%
Net income attributable to noncontrolling interest increased by $0.5 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The change was due to an increase in net income during the three months ended September 30, 2022.
Comparison of the Nine Months Ended September 30, 2022 and 2021
Revenue

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Colocation	$405,472	$347,544	$57,928	17%
Connectivity	93,302	76,101	17,201	23%
Other	8,487	7,015	1,472	21%
Revenue	$507,261	$430,660	$76,601	18%
Revenue increased by $76.6 million, or 18%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Data Foundry contributed $22.4 million of the increase, with 7% of the remaining increase attributable to revenue from new customers initiating service after September 30, 2021, and 93% attributable to increased revenue from existing customers.
Cost of Revenue and Gross Margin

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Cost of revenue	$322,425	$246,100	$76,325	31%
Gross margin	36.4%	42.9%
Cost of revenue increased by $76.3 million, or 31%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily attributable to an increase of $19.6 million incurred by Data Foundry, with the remaining increase attributable to increases of $37.1 million in facilities costs due to increased power costs and $14.4 million in depreciation and amortization expense due to additional property and equipment being placed into service. Accordingly, gross margin decreased by 650 basis points for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.
Selling, General and Administrative Expense

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Selling, general and administrative expense	$128,891	$117,718	$11,173	9%
Selling, general and administrative expense increased by $11.2 million, or 9%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase was primarily attributable to increases of $4.2 million in real estate and personal property taxes, $4.1 million in professional fees, and $2.7 million in amortization of acquired customer relationships.
Switch, Inc. | Q3 2022 Form 10-Q | 30

Other Income (Expense)

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Other income (expense):
Interest expense	$(44,079)	$(34,121)	$(9,958)	29%
Gain on swaps	24,832	(3,618)	28,450	NM
Loss on extinguishment of debt	—	(146)	146	(100)%
Equity in net losses of investments	—	(925)	925	(100)%
Gain on sale of equity method investment	—	5,374	(5,374)	(100)%
Gain on termination of tax receivable agreement	372,784	—	372,784	NM
Other	1,412	4,092	(2,680)	(65)%
Total other income (expense)	$354,949	$(29,344)	$384,293	NM
________________________________________
NM - Not meaningful
Interest Expense
Interest expense increased by $10.0 million, or 29%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to increases in our weighted average debt outstanding from our revolving credit facility and our weighted average interest rate from 3.30% during the nine months ended September 30, 2021 to 3.68% during the nine months ended September 30, 2022.
Gain (Loss) on Swaps
During the nine months ended September 30, 2022, we incurred a gain on swaps of $24.8 million, compared to a loss on swaps of $3.6 million for the nine months ended September 30, 2021. The current period was driven by a $22.3 million gain on interest rate swaps due to the fluctuation in market interest rates and a $2.5 million gain on power swaps due to the fluctuation in the price of power.
Other
Other decreased by $2.7 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to non-recurring license fee income of $2.8 million recorded pursuant to a technology license agreement during the nine months ended September 30, 2021.
Income Tax Expense

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Income tax expense	$(6,452)	$(4,287)	$(2,165)	51%
During the nine months ended September 30, 2022, we incurred income tax expense of $6.5 million, compared to $4.3 million during the nine months ended September 30, 2021. Income tax expense is driven by our allocable share of Switch, Ltd.’s income before income taxes.
Net Income Attributable to Noncontrolling Interest

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
	(dollars in thousands)
Net income attributable to noncontrolling interest	$15,071	$17,578	$(2,507)	(14)%
Switch, Inc. | Q3 2022 Form 10-Q | 31

Net income attributable to noncontrolling interest was $15.1 million for the nine months ended September 30, 2022, compared to $17.6 million for the nine months ended September 30, 2021. The change was the result of a decrease in ownership by noncontrolling interest holders during the nine months ended September 30, 2022.
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
As of September 30, 2022, we had $41.3 million in cash and cash equivalents and our total indebtedness was approximately $1.96 billion (excluding debt issuance costs and original issue discount) consisting of (i) $1.10 billion principal from our senior unsecured notes, (ii) $806.0 million principal from our credit facilities, $406.0 million of which is accruing interest at an underlying variable interest rate of 4.83% and $400.0 million of which is effectively fixed at 4.48% pursuant to interest rate swap agreements, and (iii) $57.3 million from our finance lease liabilities. As of September 30, 2022, we had access to $83.1 million in additional liquidity from our revolving credit facility, net of outstanding letters of credit. In addition, upon satisfying certain conditions, we can increase the amount available to borrow under our credit agreement no more than five times up to an additional $75.0 million in total debt, plus an additional amount subject to certain leverage restrictions.
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
We were in compliance with all applicable covenants as of September 30, 2022.
Switch, Inc. | Q3 2022 Form 10-Q | 32

Cash Uses
For the year ending December 31, 2022, we expect to incur approximately $560 million in capital expenditures for development and construction projects related to our expansion (excluding acquisitions of land); however, the exact amount will depend on a number of factors. We believe we have sufficient cash and access to liquidity, coupled with anticipated cash generated from operating activities, to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months, including completion of our development projects. We also believe that our financial resources will allow us to manage the anticipated impact of COVID-19 and its variants on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. The challenges posed by COVID-19 and its variants on our business are expected to evolve. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19 and its variants.
In addition, we were obligated to make payments under the Tax Receivable Agreement, dated as of October 5, 2017, by and among Switch, Inc., Switch, Ltd. and the members of Switch, Ltd. party thereto (“TRA”). Concurrent with the execution of the Merger Agreement in May 2022, we executed an amendment to the TRA, which provides that in exchange for the termination of the TRA, each member party thereto is entitled to receive a payment in cash of $0.37 per Common Unit on the earlier of the closing of a change of control, as defined by the TRA, or December 31, 2022. As of September 30, 2022, we recorded a liability under the TRA of $75.1 million.
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
In March and September 2022, we entered into power purchase and sale agreements to purchase an aggregate firm commitment of 629,280 megawatt-hours, or a purchase commitment of $37.4 million, inclusive of scheduling services, during terms of 19 months, which started on May 1, 2022, and three months, which starts on October 1, 2022, respectively. Additional franchise tax amounts may be due based on the data center location where the purchased power is used. Future power purchase commitments for the remainder of 2022 and 2023 are $18.2 million and $17.4 million, respectively, with no additional commitments upon termination of the agreement thereafter.
In May 2022, in connection with the execution of the Merger Agreement, we entered into a purchase and sale agreement with entities in which a member of our board of directors has beneficial ownership interests for the acquisition of land and a data center building currently being leased from these entities for a total purchase price of $300.0 million, of which $21.0 million was paid as a nonrefundable deposit and recorded in long-term deposit on the consolidated balance sheet as of September 30, 2022. Pursuant to the purchase and sale agreement, the closing on the acquisition of the purchased property will be conditioned upon, among other things, the consummation of the Mergers.
Outside of the aforementioned, and any routine transactions made in the ordinary course of business, there have been no significant changes to our material cash requirements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Cash Flows
The following table summarizes our cash flows:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$208,973	$196,267
Net cash used in investing activities	(443,578)	(738,272)
Net cash provided by financing activities	225,641	490,494
Net decrease in cash, cash equivalents, and restricted cash	$(8,964)	$(51,511)
Cash Flows from Operating Activities
Cash from operating activities is primarily generated from operating income from our colocation and connectivity services.
Switch, Inc. | Q3 2022 Form 10-Q | 33

Net cash provided by operating activities for the nine months ended September 30, 2022 was $209.0 million, compared to $196.3 million for the nine months ended September 30, 2021. The increase of $12.7 million was primarily due to increased operations in our data center facilities.
Cash Flows from Investing Activities
During the nine months ended September 30, 2022, net cash used in investing activities was $443.6 million, primarily consisting of capital expenditures of $438.4 million related to the expansion of our data center facilities.
During the nine months ended September 30, 2021, net cash used in investing activities was $738.3 million, primarily consisting of $409.1 million related to the acquisition of Data Foundry, net of cash acquired, and capital expenditures of $331.7 million related to the expansion of our data center facilities.
Cash Flows from Financing Activities
During the nine months ended September 30, 2022, net cash provided by financing activities was $225.6 million, primarily consisting of $280.0 million in proceeds from borrowings under our credit facilities, partially offset by $24.0 million in dividends paid, $14.6 million in distributions paid to noncontrolling interest, and $13.5 million for the payment of tax withholdings upon settlement of restricted stock unit awards.
During the nine months ended September 30, 2021, net cash provided by financing activities was $490.5 million, primarily consisting of $536.3 million in proceeds from the issuance of our senior unsecured notes, net of original issue discount, and net borrowings on our revolving credit facility, partially offset by $20.1 million in dividends paid, $17.1 million in distributions paid to noncontrolling interest, $6.5 million for the payment of tax withholdings upon settlement of restricted stock unit awards, and $4.8 million for the payment of debt issuance costs related to our senior unsecured notes and credit agreement amendment.
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

Switch, Inc. | Q3 2022 Form 10-Q | 34

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
•unanticipated difficulties or expenditures relating to receiving approvals from governmental entities to consummate the DigitalBridge/IFM Transaction;
•unanticipated difficulties or expenditures relating to the closing of the land purchase pursuant to that certain Purchase and Sale Agreement and Joint Escrow Instructions, by and among Switch, Ltd., Beltway Business Park, L.L.C., Beltway Business Park Warehouse No. 3, LLC, Beltway Business Park Warehouse No. 4, LLC, Beltway Business Park Warehouse No. 6, LLC and Beltway Business Park Warehouse No. 8, LLC (collectively, the “Beltway Entities”) (the “Land Purchase Agreement”);
•unanticipated difficulties or expenditures relating to the transaction, the response of business partners and competitors to the announcement of the transaction and/or potential difficulties in employee retention as a result of the announcement and pendency of the DigitalBridge/IFM Transaction;
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
Switch, Inc. | Q3 2022 Form 10-Q | 35

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
Interest Rate Risk
Our primary exposure to market risk is interest rate risk associated with our long-term debt. We evaluate our exposure to market risk by monitoring interest rates in the marketplace. As of September 30, 2022, our only borrowings subject to variable interest rates are under our credit agreement and bear interest at a margin above LIBOR or base rate (each as defined in the amended and restated credit agreement) as selected by us. In 2019, we entered into four interest rate swap agreements; whereby, we pay a weighted average fixed interest rate (excluding the applicable interest margin) of 2.48% on notional amounts corresponding to borrowings of $400.0 million in exchange for receipts on the same notional amount at a variable interest rate based on the applicable LIBOR at the time of payment. The interest rate swap agreements mature in June 2024. As of September 30, 2022, we had $406.0 million outstanding under our credit facilities with an underlying variable interest rate of 4.83% for which a hypothetical increase or decrease of 100 basis points in LIBOR would cause our annual interest cost to change by $4.1 million.
Switch, Inc. | Q3 2022 Form 10-Q | 36

Item 4.Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2022, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, or the “Exchange Act”). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Switch, Inc. | Q3 2022 Form 10-Q | 37

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
The DigitalBridge/IFM Transaction is expected to close in the fourth quarter of 2022, assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either we or Parent may terminate the Merger Agreement in certain circumstances if the Mergers have not occurred by November 11, 2022, subject to up to two automatic three-month extensions if certain conditions set forth in the Merger Agreement are met. Certain events may delay the completion of the Mergers or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. For example, the closing of the acquisition of certain properties in Las Vegas, Nevada, pursuant to the Land Purchase Agreement, must have occurred. We may incur significant additional costs in connection with any delay in completing the Mergers or termination of the Merger Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting, and other costs we have already incurred. We can neither assure you that the conditions to the completion of the Mergers will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur, nor provide any assurances as to whether or when the Mergers will be completed.
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
Switch, Inc. | Q3 2022 Form 10-Q | 38

An adverse judgment in a lawsuit challenging the Mergers may prevent the Mergers from becoming effective or from becoming effective within the expected timeframe.
We and the members of our board of directors have been named as defendants in seven individual actions related to the Mergers (six of which have been dismissed), and seeking, among other things, to enjoin us from consummating the Mergers. Our purported stockholders may file additional lawsuits challenging the Mergers or the other transactions contemplated by the Merger Agreement, which may name us and/or our board of directors as defendants. We cannot assure you as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Mergers on the agreed-upon terms, such an injunction may delay the completion of the Mergers in the expected timeframe, or may prevent the Mergers from being completed altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.
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
•Certain directors and members of management of Switch and certain affiliates and family members of the foregoing, as equity holders prior to Switch’s initial public offering, are parties to the TRA, as amended on
Switch, Inc. | Q3 2022 Form 10-Q | 39

May 11, 2022 (the “TRA Amendment”) and are entitled to receive payments pursuant to the TRA and the TRA Amendment in connection with the closing of the Mergers based on the fixed price of $0.37 per Common Unit established in the TRA Amendment. The estimated value of the payments that will be made to these individuals is approximately $27.5 million.
•Immediately prior to the effective time of the Mergers (the “Effective Time”) and as a result of the Merger, (a) each option to purchase shares of common stock with a per share exercise price that is less than the merger consideration of $34.25 per share (the “Merger Consideration”) that is outstanding and unexercised immediately prior to the Effective Time, whether vested or unvested, will be cancelled and converted into the right to receive a cash payment equal to the product of the Merger Consideration, net of the applicable per share exercise price, and the aggregate number of shares of our common stock subject to the option, subject to applicable withholding taxes or other amounts required by applicable law to be withheld, (b) each option to purchase shares of common stock with a per share exercise price that is equal to or greater than the Merger Consideration that is outstanding and unexercised immediately prior to the Effective Time, whether vested or unvested, will be cancelled for no consideration, (c) each award of restricted stock units covering shares of common stock that is outstanding immediately prior to the Effective Time will be cancelled and converted into the right to receive a cash payment equal to the product of the Merger Consideration and the aggregate number of shares subject to the award, plus any accrued and unpaid dividend equivalents with respect to such restricted stock unit award, and subject to applicable withholding taxes or other amounts required by applicable law to be withheld, (d) each award of performance-based restricted stock units covering shares of common stock that is outstanding immediately prior to the Effective Time will be cancelled and converted into the right to receive a cash payment equal to the product of the Merger Consideration and the number of shares of common stock subject to the performance-based restricted stock unit award immediately prior to the Effective Time as determined based on the actual achievement of performance goals under the applicable award agreement, plus any accrued and unpaid dividend equivalents with respect to such performance stock unit award, and subject to applicable withholding taxes or other amounts required by applicable law to be withheld and (e) each restricted share of our common stock that is outstanding immediately prior to the Effective Time will automatically become fully vested and converted into the right to receive a cash payment in an amount equal to the Merger Consideration, without interest. The estimated value of the payments that will be made to our current executive officers that are named executive officers at the Effective Time in respect of their outstanding options, restricted stock unit awards and performance stock unit awards is approximately $181.5 million, which is based on the number of outstanding awards held by such officers as of September 30, 2022 and based on the terms of the applicable award agreements and the Merger Agreement.
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
Switch, Inc. | Q3 2022 Form 10-Q | 40

Securities Act of 1933, as amended (the “Securities Act”), on the basis that it did not involve a public offering. These shares of Class A common stock are restricted securities for purposes of Rule 144 under the Securities Act and are subject to certain requirements restricting the resale of such shares, including certain holding period requirements.
Item 6.Exhibits.

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date
2.1		Agreement and Plan of Merger, dated May 11, 2022, by and among Switch, Inc., Switch, Ltd., Sunshine Bidco Inc., Sunshine Merger Sub, Ltd., and Sunshine Parent Merger Sub Inc.	8-K	2.1	5/11/2022
3.1		Amended and Restated Articles of Incorporation of Switch, Inc.	8-K	3.1	10/11/2017
3.2		Amended and Restated Bylaws of Switch, Inc.	10-K	3.2	3/1/2021
10.1	*	Ninth Amendment to Lease, dated September 9, 2022, by and between InNEVation L.L.C. and Beltway Business Park Office No. 2, LLC.
31.1	*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	#	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Condensed Notes to Consolidated Financial Statements
104	*	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
___________________________________________________________________
*    Filed herewith.
#    Furnished herewith.
Switch, Inc. | Q3 2022 Form 10-Q | 41

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Switch, Inc. (Registrant)

Date:	November 9, 2022	/s/ Gabe Nacht
Gabe Nacht Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)